Form 10-Q
period 2020-09-30
PIPER SANDLER COMPANIES
filed 2020-11-05
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
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
Yes  ☐ No  ☑

As of October 30, 2020, the registrant had 17,868,182 shares of Common Stock outstanding.

Piper Sandler Companies

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

Piper Sandler Companies
Consolidated Statements of Financial Condition

	September 30,	December 31,
	2020	2019
(Amounts in thousands, except share data)	(Unaudited)
Assets
Cash and cash equivalents	$371,826	$250,018
Receivables from brokers, dealers and clearing organizations	151,912	283,108

Financial instruments and other inventory positions owned	258,452	434,088
Financial instruments and other inventory positions owned and pledged as collateral	191,484	205,674
Total financial instruments and other inventory positions owned	449,936	639,762

Fixed assets (net of accumulated depreciation and amortization of $73,590 and $65,991, respectively)	38,991	29,850
Goodwill	215,309	87,649
Intangible assets (net of accumulated amortization of $73,986 and $40,864, respectively)	156,164	16,686
Investments	171,248	158,141
Net deferred income tax assets	87,217	68,035
Right-of-use lease asset	84,931	40,030
Other assets	93,640	55,440
Total assets	$1,821,174	$1,628,719

Liabilities and Shareholders' Equity
Short-term financing	$74,966	$49,978
Long-term financing	195,000	175,000
Payables to brokers, dealers and clearing organizations	13,008	7,514
Financial instruments and other inventory positions sold, but not yet purchased	152,190	185,425
Accrued compensation	355,820	300,527
Accrued lease liability	102,366	57,169
Other liabilities and accrued expenses	69,449	46,578
Total liabilities	962,799	822,191

Shareholders' equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at September 30, 2020 and December 31, 2019;
Shares issued: 19,532,686 at September 30, 2020 and 19,526,533 at December 31, 2019;
Shares outstanding: 13,751,430 at September 30, 2020 and 13,717,315 at December 31, 2019	195	195
Additional paid-in capital	826,719	757,669
Retained earnings	234,055	258,669
Less common stock held in treasury, at cost: 5,781,256 shares at September 30, 2020 and 5,809,218 shares at December 31, 2019	(290,440)	(284,378)
Accumulated other comprehensive loss	(1,035)	(872)
Total common shareholders' equity	769,494	731,283

Noncontrolling interests	88,881	75,245
Total shareholders' equity	858,375	806,528

Total liabilities and shareholders' equity	$1,821,174	$1,628,719
See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2020	2019	2020	2019

Revenues:
Investment banking	$203,235	$151,192	$562,060	$410,992
Institutional brokerage	86,764	46,814	265,246	113,983
Interest income	2,095	6,481	11,225	20,911
Investment income/(loss)	15,080	(1,575)	4,987	17,622

Total revenues	307,174	202,912	843,518	563,508

Interest expense	3,455	2,177	11,193	7,813

Net revenues	303,719	200,735	832,325	555,695

Non-interest expenses:
Compensation and benefits	209,660	126,868	611,344	346,471
Outside services	9,395	7,842	27,733	24,864
Occupancy and equipment	13,849	9,594	39,356	26,368
Communications	11,169	7,885	33,899	22,599
Marketing and business development	537	6,528	13,164	21,355
Deal-related expenses	13,543	6,387	29,687	17,840
Trade execution and clearance	3,666	3,770	15,129	6,593
Restructuring and integration costs	1,592	6,143	7,218	12,538
Intangible asset amortization	11,607	1,229	33,122	2,735
Other operating expenses	4,052	3,454	23,656	9,235

Total non-interest expenses	279,070	179,700	834,308	490,598

Income/(loss) from continuing operations before income tax expense/(benefit)	24,649	21,035	(1,983)	65,097

Income tax expense/(benefit)	5,674	6,717	(1,400)	10,729

Income/(loss) from continuing operations	18,975	14,318	(583)	54,368

Discontinued operations:
Income from discontinued operations, net of tax	—	26,077	—	23,772

Net income/(loss)	18,975	40,395	(583)	78,140

Net income/(loss) applicable to noncontrolling interests	7,358	(2,847)	1,073	5,087

Net income/(loss) applicable to Piper Sandler Companies	$11,617	$43,242	$(1,656)	$73,053

Net income/(loss) applicable to Piper Sandler Companies' common shareholders	$11,617	$42,442	$(1,656)	$69,529

Continued on next page

Piper Sandler Companies
Consolidated Statements of Operations – Continued
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2020	2019	2020	2019

Amounts applicable to Piper Sandler Companies
Net income/(loss) from continuing operations	$11,617	$17,165	$(1,656)	$49,281
Net income from discontinued operations	—	26,077	—	23,772
Net income/(loss) applicable to Piper Sandler Companies	$11,617	$43,242	$(1,656)	$73,053

Earnings/(loss) per basic common share
Income/(loss) from continuing operations	$0.84	$1.23	$(0.12)	$3.46
Income from discontinued operations	—	1.87	—	1.69
Earnings/(loss) per basic common share	$0.84	$3.09	$(0.12)	$5.15

Earnings/(loss) per diluted common share
Income/(loss) from continuing operations	$0.78	$1.20	$(0.12)	$3.37
Income from discontinued operations	—	1.82	—	1.64
Earnings/(loss) per diluted common share	$0.78	$3.01	$(0.12)	$5.01

Dividends declared per common share	$0.30	$0.38	$1.63	$2.14

Weighted average common shares outstanding
Basic	13,778	13,708	13,789	13,502
Diluted	14,853	14,085	14,580	13,882

See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2020	2019	2020	2019
Net income/(loss)	$18,975	$40,395	$(583)	$78,140

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	577	(179)	(163)	(65)

Comprehensive income/(loss)	19,552	40,216	(746)	78,075

Comprehensive income/(loss) applicable to noncontrolling interests	7,358	(2,847)	1,073	5,087

Comprehensive income/(loss) applicable to Piper Sandler Companies	$12,194	$43,063	$(1,819)	$72,988

See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

						Accumulated	Total
	Common		Additional			Other	Common		Total
(Amounts in thousands,	Shares	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
except share amounts)	Outstanding	Stock	Capital	Earnings	Stock	Loss	Equity	Interests	Equity
Balance at December 31, 2019	13,717,315	$195	$757,669	$258,669	$(284,378)	$(872)	$731,283	$75,245	$806,528
Net loss	—	—	—	(14,727)	—	—	(14,727)	(7,528)	(22,255)
Dividends	—	—	—	(16,066)	—	—	(16,066)	—	(16,066)
Amortization/issuance of restricted stock (1)	—	—	44,195	—	—	—	44,195	—	44,195
Repurchase of common stock through share repurchase program	(128,865)	—	—	—	(9,225)	—	(9,225)	—	(9,225)
Issuance of treasury shares for restricted stock vestings	254,111	—	(12,551)	—	12,551	—	—	—	—
Issuance of treasury shares for deal consideration	34,205	—	1,049	—	1,674	—	2,723	—	2,723
Repurchase of common stock from employees	(94,615)	—	—	—	(8,068)	—	(8,068)	—	(8,068)
Shares reserved/issued for director compensation	1,779	—	116	—	—	—	116	—	116
Other comprehensive loss	—	—	—	—	—	(672)	(672)	—	(672)
Fund capital distributions, net	—	—	—	—	—	—	—	(1,201)	(1,201)
Balance at March 31, 2020	13,783,930	$195	$790,478	$227,876	$(287,446)	$(1,544)	$729,559	$66,516	$796,075
Net income	—	—	—	1,454	—	—	1,454	1,243	2,697
Dividends	—	—	—	(2,753)	—	—	(2,753)	—	(2,753)
Amortization/issuance of restricted stock (1)	—	—	17,654	—	—	—	17,654	—	17,654
Issuance of treasury shares for restricted stock vestings	17,778	—	(890)	—	890	—	—	—	—
Repurchase of common stock from employees	(3,521)	—	—	—	(189)	—	(189)	—	(189)
Shares reserved/issued for director compensation	5,738	—	299	—	—	—	299	—	299
Other comprehensive loss	—	—	—	—	—	(68)	(68)	—	(68)
Fund capital distributions, net	—	—	—	—	—	—	—	(3)	(3)
Balance at June 30, 2020	13,803,925	$195	$807,541	$226,577	$(286,745)	$(1,612)	$745,956	$67,756	$813,712

Net income	—	—	—	11,617	—	—	11,617	7,358	18,975
Dividends	—	—	—	(4,139)	—	—	(4,139)	—	(4,139)
Amortization/issuance of restricted stock (1)	—	—	19,689	—	—	—	19,689	—	19,689
Repurchase of common stock through share repurchase program	(59,454)	—	—	—	(3,905)	—	(3,905)	—	(3,905)
Issuance of treasury shares for restricted stock vestings	10,829	—	(544)	—	544	—	—	—	—
Repurchase of common stock from employees	(4,420)	—	—	—	(334)	—	(334)	—	(334)
Shares reserved/ issued for director compensation	550	—	33	—	—	—	33	—	33
Other comprehensive income	—	—	—	—	—	577	577	—	577
Fund capital contributions, net	—	—	—	—	—	—	—	13,767	13,767
Balance at September 30, 2020	13,751,430	$195	$826,719	$234,055	$(290,440)	$(1,035)	$769,494	$88,881	$858,375
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

See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(Amounts in thousands)	2020	2019
Operating Activities:
Net income/(loss)	$(583)	$78,140
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization of fixed assets	8,047	7,011
Deferred income taxes	(19,182)	17,997
Gain on sale of Advisory Research, Inc. ("ARI"), net of tax	—	(33,026)
Stock-based compensation	80,292	18,964
Amortization of intangible assets	33,122	8,200
Amortization of forgivable loans	2,554	3,322
Decrease/(increase) in operating assets:
Receivables from brokers, dealers and clearing organizations	323,871	61,567
Net financial instruments and other inventory positions owned	156,591	(6,480)
Investments	(12,422)	(3,662)
Other assets	(25,334)	(38,715)
Increase/(decrease) in operating liabilities:
Payables to brokers, dealers and clearing organizations	5,494	(3,800)
Accrued compensation	(14,399)	(121,148)
Other liabilities and accrued expenses	(5,246)	16,830
Decrease in assets held for sale	—	20,901
Decrease in liabilities held for sale	—	(7,915)

Net cash provided by operating activities	532,805	18,186

Investing Activities:
Business acquisitions, net of cash acquired	(393,522)	(18,617)
Proceeds from sale of ARI	—	52,881
Purchases of fixed assets, net	(10,158)	(4,990)

Net cash provided by/(used in) investing activities	(403,680)	29,274

Financing Activities:
Increase in short-term financing	24,988	9
Payment of cash dividend	(22,958)	(30,402)
Increase in noncontrolling interests	12,563	7,304
Repurchase of common stock	(21,721)	(50,343)

Net cash used in financing activities	(7,128)	(73,432)

Currency adjustment:
Effect of exchange rate changes on cash	(189)	(387)

Net increase/(decrease) in cash and cash equivalents	121,808	(26,359)

Cash and cash equivalents at beginning of period	250,018	50,364

Cash and cash equivalents at end of period	$371,826	$24,005

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11,115	$8,046
Income taxes	$14,589	$8,463

See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 1 Organization and Basis of Presentation

Organization

Piper Sandler Companies is the parent company of Piper Sandler & Co. ("Piper Sandler"), a securities broker dealer and investment banking firm; Piper Sandler Ltd., a firm providing securities brokerage and mergers and acquisitions services in Europe; Piper Sandler Finance LLC, which facilitates corporate debt underwriting in conjunction with affiliated credit vehicles; Piper Sandler Investment Group Inc. and PSC Capital Management LLC, entities providing alternative asset management services; Piper Sandler Financial Products Inc. and Piper Sandler Financial Products II Inc., entities that facilitate derivative transactions; and other immaterial subsidiaries.

Piper Sandler Companies and its subsidiaries (collectively, the "Company") operate in one reporting segment providing investment banking services and institutional sales, trading and research services. Investment banking services include financial advisory services, management of and participation in underwritings, and municipal financing activities. Revenues are generated through the receipt of advisory and financing fees. Institutional sales, trading and research services focus on the trading of equity and fixed income products with institutions, government and non-profit entities. Revenues are generated through commissions and sales credits earned on equity and fixed income institutional sales activities, net interest revenues on trading securities held in inventory, and profits and losses from trading these securities. Also, the Company generates revenue through strategic trading and investing activities, which focus on investments in municipal bonds and merchant banking activities involving equity investments in late stage private companies. The Company has created alternative asset management funds in merchant banking and energy in order to invest firm capital and to manage capital from outside investors. The Company receives management and performance fees for managing these funds.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Transaction costs of $0.1 million and $2.1 million were incurred for the three and nine months ended September 30, 2020, respectively, and are included in restructuring and integration costs on the consolidated statements of operations.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Transaction costs of $1.1 million were incurred for the nine months ended September 30, 2020, and are included in restructuring and integration costs on the consolidated statements of operations.

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

Additional cash of up to $31.5 million may be earned if a net revenue target is achieved during the period from January 1, 2020 to June 30, 2021 ("Weeden Earnout"). Weeden & Co.'s equity owners, a portion of whom are now employees of the Company, are eligible to receive the additional payment. Employees must fulfill service requirements in exchange for the rights to the additional payment. Amounts estimated to be payable to employees will be recorded as compensation expense on the consolidated statements of operations over the requisite performance period. The Company recorded a liability as of the acquisition date for the fair value related to non-employee equity owners, and is required to adjust this liability through the statement of operations for any changes after the acquisition date. If earned, the Weeden Earnout will be paid by September 30, 2021. As of September 30, 2020, the Company expects the maximum Weeden Earnout will be earned and has accrued a total of $22.9 million related to this additional cash payment. The Company recorded $2.2 million and $22.0 million in non-interest expenses related to the Weeden Earnout for the three and nine months ended September 30, 2020, respectively.

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

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition, including measurement period adjustments:

(Amounts in thousands)
Assets
Cash and cash equivalents	$4,351
Receivables from brokers, dealers and clearing organizations	1,623
Fixed assets	289
Goodwill	5,794
Intangible assets	16,700
Right-of-use lease asset	6,811
Other assets	7,675
Total assets acquired	43,243

Liabilities
Accrued compensation	2,156
Accrued lease liability	6,811
Other liabilities and accrued expenses	10,251
Total liabilities assumed	19,218

Net assets acquired	$24,025

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(Amounts in thousands)	2020	2019	2019
Net revenues	$846,653	$865,263	$285,849
Net income/(loss) from continuing operations applicable to Piper Sandler Companies	(3,349)	9,267	(1,761)

Note 4 Discontinued Operations
In the third quarter of 2019, the Company completed the sale of its traditional asset management business, which was conducted through its wholly-owned subsidiary Advisory Research, Inc. ("ARI"). On September 20, 2019, the Company completed the sale of the master limited partnerships and energy infrastructure strategies business to Tortoise Capital Advisors. Additionally, on September 27, 2019, the Company completed the sale of its remaining equity strategies business to its former management team. The transactions generated cash proceeds of $53.9 million.

ARI's results have been presented as discontinued operations for all prior periods presented. The components of discontinued operations were as follows:

	Three Months Ended	Nine Months Ended
(Amounts in thousands)	September 30, 2019	September 30, 2019
Net revenues	$7,939	$26,546

Operating expenses	7,068	22,589
Intangible asset amortization (1)	—	5,465
Restructuring costs	9,572	10,268
Total non-interest expenses	16,640	38,322

Loss from discontinued operations before income tax benefit	(8,701)	(11,776)

Income tax benefit	(1,752)	(2,522)

Loss from discontinued operations before gain on sales	(6,949)	(9,254)

Gain on sales, net of tax	33,026	33,026

Income from discontinued operations, net of tax	$26,077	$23,772
(1)Includes $2.9 million of intangible asset impairment related to the ARI trade name for the nine months ended September 30, 2019.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 5 Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased

	September 30,	December 31,
(Amounts in thousands)	2020	2019
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$5,275	$3,046
Convertible securities	144,181	146,406
Fixed income securities	19,689	28,176
Municipal securities:
Taxable securities	14,222	22,570
Tax-exempt securities	80,311	222,192
Short-term securities	103,815	67,901
Mortgage-backed securities	13	13
U.S. government agency securities	55,860	51,773
U.S. government securities	568	77,303
Derivative contracts	26,002	20,382
Total financial instruments and other inventory positions owned	$449,936	$639,762

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$76,308	$94,036
Fixed income securities	17,988	10,311
U.S. government agency securities	1,344	9,935
U.S. government securities	50,410	67,090
Derivative contracts	6,140	4,053
Total financial instruments and other inventory positions sold, but not yet purchased	$152,190	$185,425

At September 30, 2020 and December 31, 2019, financial instruments and other inventory positions owned in the amount of $191.5 million and $205.7 million, respectively, had been pledged as collateral for short-term financings.

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

	September 30, 2020			December 31, 2019
(Amounts in thousands)	Derivative	Derivative	Notional	Derivative	Derivative	Notional
Derivative Category	Assets (1)	Liabilities (2)	Amount	Assets (1)	Liabilities (2)	Amount
Interest rate
Customer matched-book	$252,306	$242,048	$1,972,971	$209,119	$198,315	$2,197,340
Trading securities	374	4,274	111,525	8	1,852	110,875
Equity options
Trading securities	—	292	12,880	—	—	—
	$252,680	$246,614	$2,097,376	$209,127	$200,167	$2,308,215
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

		Three Months Ended		Nine Months Ended
(Amounts in thousands)		September 30,		September 30,
Derivative Category	Operations Category	2020	2019	2020	2019
Interest rate derivative contract	Investment banking	$(232)	$(203)	$(1,164)	$(634)
Interest rate derivative contract	Institutional brokerage	154	(5)	(1,439)	(450)
Equity option derivative contracts	Institutional brokerage	228	—	228	—
		$150	$(208)	$(2,375)	$(1,084)

Credit risk associated with the Company's derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company's derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company's financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The majority of the Company's derivative contracts are substantially collateralized by its counterparties, who are major financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of a derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of September 30, 2020, the Company had $26.1 million of uncollateralized credit exposure with these counterparties (notional contract amount of $163.1 million), including $22.0 million of uncollateralized credit exposure with one counterparty.

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

Fair Value Option – The fair value option permits the irrevocable fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The fair value option was elected for certain merchant banking and other investments at inception to reflect economic events in earnings on a timely basis. Merchant banking and other equity investments of $1.8 million and $2.1 million, included within investments on the consolidated statements of financial condition, were accounted for at fair value and were classified as Level III assets at September 30, 2020 and December 31, 2019, respectively. The realized and unrealized net impact from fair value changes included in earnings as a result of electing to apply the fair value option to certain financial assets were gains of $0.2 million and losses of $0.5 million for the nine months ended September 30, 2020 and 2019, respectively.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company's Level III financial instruments as of September 30, 2020:

	Valuation			Weighted
	Technique	Unobservable Input	Range	Average (1)
Assets
Financial instruments and other inventory positions owned:
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve in basis points ("bps") (2)	0 - 9 bps	7.5 bps
Investments at fair value:
Equity securities in private companies	Market approach	Revenue multiple (2)	3 - 5 times	4.1 times
		EBITDA multiple (2)	11 - 20 times	16.1 times

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve in bps (3)	0 - 17 bps	6.5 bps
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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the valuation of the Company's financial instruments by pricing observability levels defined in FASB Accounting Standards Codification Topic 820, "Fair Value Measurement" ("ASC 820") as of September 30, 2020:

					Counterparty
					and Cash
					Collateral
(Amounts in thousands)	Level I	Level II	Level III		Netting (1)	Total
Assets
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$1,061	$4,214	$—		$—	$5,275
Convertible securities	—	144,181	—		—	144,181
Fixed income securities	—	19,689	—		—	19,689
Municipal securities:
Taxable securities	—	14,222	—		—	14,222
Tax-exempt securities	—	80,311	—		—	80,311
Short-term securities	—	103,815	—		—	103,815
Mortgage-backed securities	—	—	13		—	13
U.S. government agency securities	—	55,860	—		—	55,860
U.S. government securities	568	—	—		—	568
Derivative contracts	—	252,306	374		(226,678)	26,002
Total financial instruments and other inventory positions owned	1,629	674,598	387		(226,678)	449,936

Cash equivalents	340,466	—	—		—	340,466

Investments at fair value	15,922	—	146,272	(2)	—	162,194
Total assets	$358,017	$674,598	$146,659		$(226,678)	$952,596

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$75,816	$492	$—		$—	$76,308
Fixed income securities	—	17,988	—		—	17,988
U.S. government agency securities	—	1,344	—		—	1,344
U.S. government securities	50,410	—	—		—	50,410
Derivative contracts	292	242,953	3,369		(240,474)	6,140
Total financial instruments and other inventory positions sold, but not yet purchased	$126,518	$262,777	$3,369		$(240,474)	$152,190
(1)Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.
(2)Includes noncontrolling interests of $88.9 million primarily attributable to unrelated third party ownership in consolidated merchant banking funds.

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

The Company's Level III assets were $146.7 million and $132.4 million, or 15.4 percent and 13.0 percent of financial instruments measured at fair value at September 30, 2020 and December 31, 2019, respectively. There were no significant transfers between levels for the nine months ended September 30, 2020.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following tables summarize the changes in fair value associated with Level III financial instruments held at the beginning or end of the periods presented:

								Unrealized gains/
								(losses) for assets/
	Balance at				Realized	Unrealized	Balance at	liabilities held at
	June 30,			Transfers	gains/	gains/	September 30,	September 30,
(Amounts in thousands)	2020	Purchases	Sales	out	(losses)	(losses)	2020	2020
Assets
Financial instruments and other inventory positions owned:
Mortgage-backed securities	$13	$—	$—	$—	$—	$—	$13	$—
Derivative contracts	64	107	(310)	—	203	310	374	374
Total financial instruments and other inventory positions owned	77	107	(310)	—	203	310	387	374

Investments at fair value	120,615	15,850	(1,013)	—	1,013	9,807	146,272	9,807
Total assets	$120,692	$15,957	$(1,323)	$—	$1,216	$10,117	$146,659	$10,181

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$3,212	$(880)	$—	$—	$880	$157	$3,369	$679
Total financial instruments and other inventory positions sold, but not yet purchased	$3,212	$(880)	$—	$—	$880	$157	$3,369	$679

								Unrealized gains/
								(losses) for assets/
	Balance at				Realized	Unrealized	Balance at	liabilities held at
	June 30,			Transfers	gains/	gains/	September 30,	September 30,
(Amounts in thousands)	2019	Purchases	Sales	out	(losses)	(losses)	2019	2019
Assets
Financial instruments and other inventory positions owned:
Mortgage-backed securities	$13	$—	$—	$—	$—	$—	$13	$—
Derivative contracts	—	—	—	—	—	482	482	482
Total financial instruments and other inventory positions owned	13	—	—	—	—	482	495	482

Investments at fair value	132,556	15,623	(12,772)	—	2,901	(6,486)	131,822	(3,585)
Total assets	$132,569	$15,623	$(12,772)	$—	$2,901	$(6,004)	$132,317	$(3,103)

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$4,418	$(3,576)	$—	$—	$3,576	$487	$4,905	$1,860
Total financial instruments and other inventory positions sold, but not yet purchased	$4,418	$(3,576)	$—	$—	$3,576	$487	$4,905	$1,860

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

								Unrealized gains/
								(losses) for assets/
	Balance at				Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	gains/	gains/	September 30,	September 30,
(Amounts in thousands)	2019	Purchases	Sales	out	(losses)	(losses)	2020	2020
Assets
Financial instruments and other inventory positions owned:
Mortgage-backed securities	$13	$—	$—	$—	$—	$—	$13	$—
Derivative contracts	8	857	(370)	—	(487)	366	374	374
Total financial instruments and other inventory positions owned	21	857	(370)	—	(487)	366	387	374

Investments at fair value	132,329	16,133	(1,178)	(130)	(4,490)	3,608	146,272	(1,893)
Total assets	$132,350	$16,990	$(1,548)	$(130)	$(4,977)	$3,974	$146,659	$(1,519)

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$1,563	$(13,627)	$371	$—	$13,256	$1,806	$3,369	$3,358
Total financial instruments and other inventory positions sold, but not yet purchased	$1,563	$(13,627)	$371	$—	$13,256	$1,806	$3,369	$3,358

								Unrealized gains/
								(losses) for assets/
	Balance at				Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	gains/	gains/	September 30,	September 30,
(Amounts in thousands)	2018	Purchases	Sales	out	(losses)	(losses)	2019	2019
Assets
Financial instruments and other inventory positions owned:
Mortgage-backed securities	$15	$—	$(6)	$—	$(23)	$27	$13	$—
Derivative contracts	229	—	(336)	—	336	253	482	482
Total financial instruments and other inventory positions owned	244	—	(342)	—	313	280	495	482

Investments at fair value	107,792	23,623	(12,772)	(783)	2,901	11,061	131,822	13,473
Total assets	$108,036	$23,623	$(13,114)	$(783)	$3,214	$11,341	$132,317	$13,955

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$4,202	$(12,398)	$—	$—	$12,398	$703	$4,905	$4,905
Total financial instruments and other inventory positions sold, but not yet purchased	$4,202	$(12,398)	$—	$—	$12,398	$703	$4,905	$4,905

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

Consolidated VIEs

The Company's consolidated VIEs at September 30, 2020 included certain alternative asset management funds in which the Company has an investment and, as the managing partner, is deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds.

The following table presents information about the carrying value of the assets and liabilities of the VIEs which are consolidated by the Company and included on the consolidated statements of financial condition at September 30, 2020. The assets can only be used to settle the liabilities of the respective VIE, and the creditors of the VIEs do not have recourse to the general credit of the Company. One of these VIEs has $25.0 million of bank line financing available with an interest rate based on prime plus an applicable margin. The assets and liabilities are presented prior to consolidation, and thus a portion of these assets and liabilities are eliminated in consolidation.

Alternative Asset
(Amounts in thousands)	Management Funds
Assets
Investments	$144,154
Other assets	1,734
Total assets	$145,888

Liabilities
Other liabilities and accrued expenses	$2,367
Total liabilities	$2,367

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Nonconsolidated VIEs

The Company determined it is not the primary beneficiary of certain VIEs and accordingly does not consolidate them. These VIEs had net assets approximating $1.5 billion and $0.3 billion at September 30, 2020 and December 31, 2019, respectively. The Company's exposure to loss from these VIEs is $7.4 million, which is the carrying value of its capital contributions recorded in investments on the consolidated statements of financial condition at September 30, 2020. The Company had no liabilities related to these VIEs at September 30, 2020 and December 31, 2019. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of September 30, 2020.

Note 8 Receivables from and Payables to Brokers, Dealers and Clearing Organizations

	September 30,	December 31,
(Amounts in thousands)	2020	2019
Receivable from clearing organizations	$101,599	$260,436
Receivable from brokers and dealers	47,135	19,161
Other	3,178	3,511
Total receivables from brokers, dealers and clearing organizations	$151,912	$283,108

	September 30,	December 31,
(Amounts in thousands)	2020	2019
Payable to brokers and dealers	$13,008	$7,514
Total payables to brokers, dealers and clearing organizations	$13,008	$7,514

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

Note 9 Investments

The Company's investments include investments in private companies and partnerships.

	September 30,	December 31,
(Amounts in thousands)	2020	2019
Investments at fair value	$162,194	$149,987
Investments at cost	1,611	1,084
Investments accounted for under the equity method	7,443	7,070
Total investments	171,248	158,141

Less investments attributable to noncontrolling interests (1)	(88,881)	(75,245)
	$82,367	$82,896
(1)Noncontrolling interests are primarily attributable to unrelated third party ownership in consolidated merchant banking funds.

At September 30, 2020, investments carried on a cost basis had an estimated fair market value of $1.6 million. Because valuation estimates were based upon management's judgment, investments carried at cost would be categorized as Level III assets in the fair value hierarchy, if they were carried at fair value.

Piper Sandler Companies
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

Note 10 Other Assets

	September 30,	December 31,
(Amounts in thousands)	2020	2019
Fee receivables	$56,853	$18,574
Accrued interest receivables	1,411	2,977
Forgivable loans, net	3,967	5,227
Prepaid expenses	13,118	10,687
Income tax receivables	1,516	2,658
Other	16,775	15,317
Total other assets	$93,640	$55,440

Note 11 Goodwill and Intangible Assets

(Amounts in thousands)
Goodwill
Balance at December 31, 2019	$87,649
Goodwill acquired	127,660
Balance at September 30, 2020	$215,309

Intangible assets
Balance at December 31, 2019	$16,686
Intangible assets acquired	172,600
Amortization of intangible assets	(33,122)
Balance at September 30, 2020	$156,164

The addition of goodwill and intangible assets during the nine months ended September 30, 2020 related to the acquisitions of Valence and Sandler O'Neill, as discussed in Note 3. Management identified $14.8 million of customer relationship intangible assets related to the acquisition of Valence which will be amortized over a weighted average life of 1.4 years. Management identified $157.8 million of intangible assets related to the acquisition of Sandler O'Neill, consisting of customer relationships of $72.4 million and the Sandler trade name of $85.4 million. The customer relationships will be amortized over a weighted average life of 2.4 years. The Sandler trade name is an indefinite-lived intangible asset and will not be subject to amortization.

The following table summarizes the future aggregate amortization expense of the Company's intangible assets with determinable lives:

(Amounts in thousands)
Remainder of 2020	$11,606
2021	24,780
2022	9,344
2023	7,442
2024	6,292
Thereafter	11,300
Total	$70,764

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 12 Short-Term Financing

	Outstanding Balance		Weighted Average Interest Rate
	September 30,	December 31,	September 30,	December 31,
(Dollars in thousands)	2020	2019	2020	2019
Commercial paper	$49,966	$49,978	1.17%	2.69%
Revolving credit facility	25,000	—	2.16%	—%
Total short-term financing	$74,966	$49,978

The Company issues secured commercial paper to fund a portion of its securities inventory. The commercial paper notes ("CP Notes") can be issued with maturities of 27 days to 270 days from the date of issuance. The CP Notes are currently issued under the CP Series II A program, and are secured by different inventory classes. As of September 30, 2020, the weighted average maturity of outstanding CP Notes was 21 days. The CP Notes are interest bearing or sold at a discount to par with an interest rate based on LIBOR plus an applicable margin. CP Series II A includes a covenant that requires the Company's U.S. broker dealer subsidiary to maintain excess net capital of $100 million. The Company retired the CP Series A program on January 2, 2020.

The Company has an unsecured $50 million revolving credit facility with U.S. Bank N.A. The credit agreement will terminate on December 20, 2022, unless otherwise terminated, and is subject to a one-year extension exercisable at the option of the Company. This credit facility includes customary events of default and covenants that, among other things, requires the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital of $120 million, limits the Company's leverage ratio, requires maintenance of a minimum ratio of operating cash flow to fixed charges, and imposes certain limitations on the Company's ability to make acquisitions and make payments on its capital stock.

The Company's committed short-term bank line financing at September 30, 2020 consisted of a one-year $125 million committed revolving credit facility with U.S. Bank N.A., which has been renewed annually in the fourth quarter of each year since 2008. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital of $120 million, and the unpaid principal amount of all advances under this facility will be due on December 11, 2020. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis. At September 30, 2020, the Company had no advances against this line of credit.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The Company has established reserves for potential losses that are probable and reasonably estimable that may result from pending and potential legal actions, investigations and regulatory proceedings. Reasonably possible losses in excess of amounts accrued at September 30, 2020 are not material. In many cases, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount or range of any potential loss, particularly where proceedings may be in relatively early stages or where plaintiffs are seeking substantial or indeterminate damages. Matters frequently need to be more developed before a loss or range of loss can reasonably be estimated.

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

Note 15 Leases

The Company leases office space throughout the United States and in a limited number of foreign countries where the Company's international operations reside. Aggregate minimum lease commitments on an undiscounted basis for the Company’s operating leases (including short-term leases) as of September 30, 2020 were as follows:

(Amounts in thousands)
Remainder of 2020	$6,640
2021	23,292
2022	21,662
2023	17,688
2024	15,789
Thereafter	35,422
Total	$120,493

The following table summarizes the Company's operating lease costs and sublease income from continuing operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in millions)	2020	2019	2020	2019
Operating lease costs	$5.9	$3.2	$16.2	$8.9
Operating lease costs related to short-term leases	0.2	0.2	0.7	0.5
Sublease income	0.5	0.4	1.4	1.3

At September 30, 2020, the weighted average remaining lease term for operating leases was 5.8 years and the weighted average discount rate was 4.0 percent.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)
Note 16 Restructuring and Integration Costs

The Company incurred restructuring and integration costs from continuing operations for the three and nine months ended September 30, 2020, primarily in conjunction with its acquisition of Sandler O'Neill, which closed on January 3, 2020, and its acquisition of Valence, which closed on April 3, 2020. The Company incurred restructuring and integration costs from continuing operations for the three and nine months ended September 30, 2019, primarily in conjunction with its acquisition of Weeden & Co., which closed on August 2, 2019, and the pending acquisition of Sandler O'Neill.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2020	2019	2020	2019
Severance, benefits and outplacement	$6	$1,829	$2,927	$2,938
Contract termination	(123)	—	(590)	2,798
Vacated leased office space	1,820	1,726	1,908	1,726
Total restructuring costs	1,703	3,555	4,245	7,462

Integration costs	(111)	2,588	2,973	5,076

Total restructuring and integration costs	$1,592	$6,143	$7,218	$12,538

Note 17 Shareholders' Equity

Share Repurchases

Effective January 1, 2020, the Company's board of directors authorized the repurchase of up to $150.0 million in common shares through December 31, 2021. During the nine months ended September 30, 2020, the Company repurchased 188,319 shares at an average price of $69.72 per share for an aggregate purchase price of $13.1 million related to this authorization. At September 30, 2020, the Company had $136.9 million remaining under this authorization.

Effective September 30, 2017, the Company's board of directors authorized the repurchase of up to $150.0 million in common shares, which expired on September 30, 2019. During the nine months ended September 30, 2019, the Company repurchased 501 shares at an average price of $64.80 per share related to this authorization.

The Company also purchases shares of common stock from restricted stock award recipients upon the award vesting or as recipients sell shares to meet their employment tax obligations. The Company purchased 102,556 shares and 698,065 shares, or $8.6 million and $50.3 million of the Company's common stock for these purposes during the nine months ended September 30, 2020 and 2019, respectively.

Issuance of Shares

The Company issues common shares out of treasury stock as a result of employee restricted share vesting and exercise transactions as discussed in Note 18. During the nine months ended September 30, 2020 and 2019, the Company issued 282,718 shares and 1,406,139 shares, respectively, related to these obligations. During the nine months ended September 30, 2020, the Company also issued 34,205 common shares out of treasury stock for Sandler O'Neill deal consideration, as discussed in Note 3.

Dividends

The Company's current dividend policy includes both a quarterly and an annual special cash dividend. The annual special cash dividend is payable in the first quarter of each year, with the intention of returning a metric based on the Company's net income from the previous fiscal year.

During the nine months ended September 30, 2020, the Company declared and paid quarterly cash dividends on its common stock, aggregating $0.875 per share, and an annual special cash dividend on its common stock of $0.75 per share, totaling $23.0 million.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

On October 30, 2020, the board of directors declared a quarterly cash dividend of $0.375 per share to be paid on December 11, 2020, to shareholders of record as of the close of business on November 24, 2020.

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

Ownership interests in entities held by parties other than the Company's common shareholders are presented as noncontrolling interests within shareholders' equity, separate from the Company's own equity. Revenues, expenses and net income or loss are reported on the consolidated statements of operations on a consolidated basis, which includes amounts attributable to both the Company's common shareholders and noncontrolling interests. Net income or loss is then allocated between the Company and noncontrolling interests based upon their relative ownership interests. Net income applicable to noncontrolling interests is deducted from consolidated net income to determine net income applicable to the Company. There was no other comprehensive income or loss attributed to noncontrolling interests for the nine months ended September 30, 2020 and 2019.

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

The following table provides a summary of the Company's outstanding equity awards (in shares or units) as of September 30, 2020:

Incentive Plan
Restricted Stock
Annual grants	456,649
Sign-on grants	108,284
564,933
2019 Inducement Plan
Restricted Stock	97,752

2020 Inducement Plan
Restricted Stock	1,317,750

Total restricted stock related to compensation	1,980,435

Deal Consideration (1)	2,181,733

Total restricted stock outstanding	4,162,168

Incentive Plan
Restricted Stock Units
Leadership grants	146,048

Incentive Plan
Stock Options	81,667
(1)The Company issued restricted stock with service conditions as part of deal consideration for the acquisitions of Valence and Sandler O'Neill. See Note 3 for further discussion.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Incentive Plan

The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company's employees and directors for up to 9.4 million shares of common stock (1.7 million shares remained available for future issuance under the Incentive Plan as of September 30, 2020). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant's death, and at the discretion of the compensation committee of the Company's board of directors.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Up to 75 percent of the award can be earned based on the Company achieving certain average adjusted return on equity targets, as defined in the terms of the award agreements. The fair value of this portion of the award was based on the closing price of the Company's common stock on the grant date. If the Company determines that it is probable that the performance condition will be achieved, compensation expense is amortized on a straight-line basis over the 36-month performance period. The probability that the performance condition will be achieved is reevaluated each reporting period with changes in estimated outcomes accounted for using a cumulative effect adjustment to compensation expense. Compensation expense will be recognized only if the performance condition is met. Employees forfeit unvested restricted stock units upon termination of employment with a corresponding reversal of compensation expense. As of September 30, 2020, the Company has determined that the probability of achieving the performance condition for each award is as follows:

Probability of Achieving
Grant Year	Performance Condition
2020	45%
2019	57%
2018	50%

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Stock-Based Compensation Activity

The following table summarizes the Company's stock-based compensation activity within continuing operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in millions)	2020	2019	2020	2019
Stock-based compensation expense	$29.9	$7.9	$79.5	$17.9
Forfeitures	0.9	0.3	2.1	1.5
Tax benefit related to stock-based compensation expense	3.9	1.6	10.3	3.1

The following table summarizes the changes in the Company's unvested restricted stock:

	Unvested	Weighted Average
	Restricted Stock	Grant Date
	(in Shares)	Fair Value
December 31, 2019	694,225	$78.52
Granted	3,786,732	73.59
Vested	(257,563)	80.65
Canceled	(61,226)	78.10
September 30, 2020	4,162,168	$73.91

The following table summarizes the changes in the Company's unvested restricted stock units:

	Unvested	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
December 31, 2019	114,315	$85.09
Granted	56,066	86.01
Vested	(18,255)	84.10
Canceled	(6,078)	84.10
September 30, 2020	146,048	$85.60
As of September 30, 2020, there was $212.4 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 3.1 years.

The following table summarizes the changes in the Company's outstanding stock options:

Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
December 31, 2019	81,667	$99.00	8.1	$—
Granted	—	—
Exercised	—	—
Canceled	—	—
Expired	—	—
September 30, 2020	81,667	$99.00	7.4	$—

As of September 30, 2020, there was $0.9 million of unrecognized compensation cost related to stock options expected to be recognized over a weighted average period of 2.4 years. There were no exercisable options as of September 30, 2020.

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

The nonqualified deferred compensation plan is an unfunded plan which allows certain highly compensated employees, at their election, to defer a portion of their compensation. In 2017, this plan was closed to future deferral elections by participants for performance periods beginning after December 31, 2017. The amounts deferred under this plan are held in a grantor trust. The Company invests, as a principal, in investments to economically hedge its obligation under the nonqualified deferred compensation plan. Investments in the grantor trust, consisting of mutual funds, totaled $15.7 million and $16.7 million as of September 30, 2020 and December 31, 2019, respectively, and are included in investments on the consolidated statements of financial condition. A corresponding deferred compensation liability is included in accrued compensation on the consolidated statements of financial condition. The compensation deferred by the employees was expensed in the period earned. Changes in the fair value of the investments made by the Company are reported in investment income and changes in the corresponding deferred compensation liability are reflected as compensation and benefits expense on the consolidated statements of operations.

The Company entered into acquisition-related compensation arrangements with certain employees for retention and incentive purposes in conjunction with its acquisition of Simmons. Additional cash compensation was available to certain employees subject to exceeding an investment banking revenue threshold during the three-year Simmons post-acquisition period, which ended on February 26, 2019. The Company accrued $40.1 million related to this performance award plan, which was paid in August 2019. Amounts payable related to this performance award plan were recorded as compensation expense from continuing operations on the consolidated statements of operations over the requisite performance period of three years. The Company recorded $0.4 million as compensation expense from continuing operations for the nine months ended September 30, 2019.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The computation of EPS is as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(Amounts in thousands, except per share data)	2020	2019		2020		2019
Net income/(loss) from continuing operations applicable to Piper Sandler Companies	$11,617	$17,165		$(1,656)		$49,281
Net income from discontinued operations	—	26,077		—		23,772
Net income/(loss) applicable to Piper Sandler Companies	11,617	43,242		(1,656)		73,053
Earnings allocated to participating securities	—	(800)	(1)	—		(3,524)	(1)
Net income/(loss) applicable to Piper Sandler Companies' common shareholders	$11,617	$42,442	(2)	$(1,656)		$69,529	(2)

Shares for basic and diluted calculations:
Average shares used in basic computation	13,778	13,708		13,789		13,502
Restricted stock units	153	131		119		175
Non-participating restricted shares	923	246		672		205
Average shares used in diluted computation	14,853	14,085		14,580	(3)	13,882

Earnings/(loss) per basic common share:
Income/(loss) from continuing operations	$0.84	$1.23		$(0.12)		$3.46
Income from discontinued operations	—	1.87		—		1.69
Earnings/(loss) per basic common share	$0.84	$3.09		$(0.12)		$5.15

Earnings/(loss) per diluted common share:
Income/(loss) from continuing operations	$0.78	$1.20		$(0.12)		$3.37
Income from discontinued operations	—	1.82		—		1.64
Earnings/(loss) per diluted common share	$0.78	$3.01		$(0.12)	(3)	$5.01
(1)Represents the allocation of distributed and undistributed earnings to participating securities. No allocation of undistributed earnings is made for periods in which a loss is incurred, or for periods in which cash dividends exceed net income resulting in an undistributed loss. Distributed earnings (e.g., dividends) are allocated to participating securities. Participating securities include the Company's unvested restricted shares issued prior to the 2019 Annual Grant. The weighted average participating shares outstanding were 272,170 and 598,894 for the three and nine months ended September 30, 2019, respectively.
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

The average shares used in the diluted computation excluded anti-dilutive stock options and non-participating restricted shares of 0.8 million and 0.3 million for the three months ended September 30, 2020 and 2019, respectively, and 2.2 million and 0.1 million for the nine months ended September 30, 2020 and 2019, respectively.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)
Note 20 Revenues and Business Information

The Company's activities as an investment bank and institutional securities firm constitute a single business segment. The substantial majority of the Company's net revenues and long-lived assets are located in the U.S.

Reportable financial results from continuing operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2020	2019	2020	2019
Investment banking
Advisory services	$77,250	$106,769	$274,045	$296,886
Corporate financing	99,528	22,580	208,152	61,814
Municipal financing	26,457	21,843	79,863	52,292
Total investment banking	203,235	151,192	562,060	410,992

Institutional brokerage
Equity brokerage	33,439	24,147	121,936	55,521
Fixed income services	53,325	22,667	143,310	58,462
Total institutional brokerage	86,764	46,814	265,246	113,983

Interest income	2,095	6,481	11,225	20,911
Investment income/(loss)	15,080	(1,575)	4,987	17,622

Total revenues	307,174	202,912	843,518	563,508

Interest expense	3,455	2,177	11,193	7,813

Net revenues	303,719	200,735	832,325	555,695

Non-interest expenses (1)	279,070	179,700	834,308	490,598

Pre-tax income/(loss)	$24,649	$21,035	$(1,983)	$65,097

Pre-tax margin	8.1%	10.5%	(0.2)%	11.7%
(1)Non-interest expenses include intangible asset amortization of $11.6 million and $1.2 million for the three months ended September 30, 2020 and 2019, respectively, and $33.1 million and $2.7 million for the nine months ended September 30, 2020 and 2019, respectively.

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

At September 30, 2020, net capital calculated under the SEC rule was $174.7 million, and exceeded the minimum net capital required under the SEC rule by $173.7 million.

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

Piper Sandler Ltd., a broker dealer subsidiary registered in the United Kingdom, is subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority. As of September 30, 2020, Piper Sandler Ltd. was in compliance with the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority.

Piper Sandler Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At September 30, 2020, Piper Sandler Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Note 22 Income Taxes

The Company recorded an income tax benefit from continuing operations of $1.4 million and income tax expense from continuing operations of $10.7 million for the nine months ended September 30, 2020 and 2019, respectively. Income tax expense/(benefit) from continuing operations included a tax benefit of $0.2 million and $5.1 million for the nine months ended September 30, 2020 and 2019, respectively, related to stock-based compensation awards vesting at values greater than the grant price.

The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which was enacted by the U.S. federal government on March 27, 2020 in response to the COVID-19 pandemic, contains tax provisions allowing a five-year carry back of any net operating losses incurred during federal tax years 2018, 2019 and 2020, to periods when the corporate federal tax rate was 35 percent. FASB Accounting Standards Codification Topic 740, "Income Taxes," requires companies to recognize the effect of tax law changes in the period of enactment. For the nine months ended September 30, 2020, the Company recorded $3.6 million of income tax benefits related to the tax provisions in the CARES Act.

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

Explanation of Non-GAAP Financial Measures

We have included financial measures that are not prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). These non-GAAP financial measures include adjustments to exclude (1) revenues and expenses related to noncontrolling interests, (2) interest expense on long-term financing from net revenues, (3) amortization of intangible assets related to acquisitions, (4) compensation and non-compensation expenses from acquisition-related agreements, (5) acquisition-related restructuring and integration costs and (6) discontinued operations. The adjusted weighted average diluted shares outstanding used in the calculation of non-GAAP earnings per diluted common share contains an adjustment to include the common shares for unvested restricted stock awards with service conditions granted pursuant to the acquisitions of SOP Holdings, LLC and its subsidiaries, including Sandler O'Neill & Partners, L.P. (collectively, "Sandler O'Neill"), and The Valence Group ("Valence"). These adjustments affect the following financial measures: net revenues, compensation expenses, non-compensation expenses, income tax expense/(benefit), net income/(loss) applicable to Piper Sandler Companies, earnings/(loss) per diluted common share, non-interest expenses, pre-tax income/(loss) and pre-tax margin. Management believes that presenting these results and measures on an adjusted basis in conjunction with the corresponding U.S. GAAP measures provides the most meaningful basis for comparison of our operating results across periods, and enhances the overall understanding of our current financial performance by excluding certain items that may not be indicative of our core operating results. The non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of financial performance prepared in accordance with U.S. GAAP.

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

During 2019 and 2020, we have taken important steps in the execution of our business strategy. These steps include the following:

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

Discontinued Operations – Discontinued operations includes the operating results of Advisory Research, Inc. ("ARI"), our traditional asset management subsidiary which we sold in the third quarter of 2019. See Note 4 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of our discontinued operations.

Financial Highlights

	Three Months Ended			Nine Months Ended
(Amounts in thousands, except per share data)	Sept. 30,	Sept. 30,	2020	Sept. 30,	Sept. 30,	2020
	2020	2019	v2019	2020	2019	v2019
U.S. GAAP
Net revenues	$303,719	$200,735	51.3%	$832,325	$555,695	49.8%
Compensation and benefits	209,660	126,868	65.3	611,344	346,471	76.4
Non-compensation expenses	69,410	52,832	31.4	222,964	144,127	54.7
Income/(loss) from continuing operations before income tax expense/(benefit)	24,649	21,035	17.2	(1,983)	65,097	N/M
Net income/(loss) applicable to Piper Sandler Companies	11,617	43,242	(73.1)	(1,656)	73,053	N/M
Earnings/(loss) per diluted common share	$0.78	$3.01	(74.1)	$(0.12)	$5.01	N/M

Ratios and margin
Compensation ratio	69.0%	63.2%		73.5%	62.3%
Non-compensation ratio	22.9%	26.3%		26.8%	25.9%
Pre-tax margin	8.1%	10.5%		(0.2)%	11.7%

Non-GAAP(1)
Adjusted net revenues	$297,799	$202,513	47.1%	$835,388	$547,421	52.6%
Adjusted compensation and benefits	181,736	125,798	44.5	526,201	341,765	54.0
Adjusted non-compensation expenses	55,176	44,391	24.3	167,520	125,553	33.4
Adjusted operating income	60,887	32,324	88.4	141,667	80,103	76.9
Adjusted net income applicable to Piper Sandler Companies	42,678	23,524	81.4	102,594	64,693	58.6
Adjusted earnings per diluted common share	$2.38	$1.64	45.1	$5.73	$4.47	28.2

Adjusted ratios and margin
Adjusted compensation ratio	61.0%	62.1%		63.0%	62.4%
Adjusted non-compensation ratio	18.5%	21.9%		20.1%	22.9%
Adjusted operating margin	20.4%	16.0%		17.0%	14.6%
N/M – Not meaningful

See the "Results of Operations" section for additional information.

(1)Reconciliation of U.S. GAAP to adjusted non-GAAP financial information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2020	2019	2020	2019
Net revenues:
Net revenues – U.S. GAAP basis	$303,719	$200,735	$832,325	$555,695
Adjustments:
Revenue related to noncontrolling interests	(8,393)	1,778	(4,092)	(8,274)
Interest expense on long-term financing	2,473	—	7,155	—
Adjusted net revenues	$297,799	$202,513	$835,388	$547,421

Compensation and benefits:
Compensation and benefits – U.S. GAAP basis	$209,660	$126,868	$611,344	$346,471
Adjustments:
Compensation from acquisition-related agreements	(27,924)	(1,070)	(85,143)	(4,706)
Adjusted compensation and benefits	$181,736	$125,798	$526,201	$341,765

Non-compensation expenses:
Non-compensation expenses – U.S. GAAP basis	$69,410	$52,832	$222,964	$144,127
Adjustments:
Non-compensation expenses related to noncontrolling interests	(1,035)	(1,069)	(3,019)	(3,187)
Acquisition-related restructuring and integration costs	(1,592)	(6,143)	(7,218)	(12,538)
Amortization of intangible assets related to acquisitions	(11,607)	(1,229)	(33,122)	(2,735)
Non-compensation expenses from acquisition-related agreements	—	—	(12,085)	(114)
Adjusted non-compensation expenses	$55,176	$44,391	$167,520	$125,553

Income/(loss) from continuing operations before income tax expense/(benefit):
Income/(loss) from continuing operations before income tax expense/(benefit) – U.S. GAAP basis	$24,649	$21,035	$(1,983)	$65,097
Adjustments:
Revenue related to noncontrolling interests	(8,393)	1,778	(4,092)	(8,274)
Interest expense on long-term financing	2,473	—	7,155	—
Non-compensation expenses related to noncontrolling interests	1,035	1,069	3,019	3,187
Compensation from acquisition-related agreements	27,924	1,070	85,143	4,706
Acquisition-related restructuring and integration costs	1,592	6,143	7,218	12,538
Amortization of intangible assets related to acquisitions	11,607	1,229	33,122	2,735
Non-compensation expenses from acquisition-related agreements	—	—	12,085	114
Adjusted operating income	$60,887	$32,324	$141,667	$80,103
Interest expense on long-term financing	(2,473)	—	(7,155)	—
Adjusted income before adjusted income tax expense	$58,414	$32,324	$134,512	$80,103

Net income/(loss) applicable to Piper Sandler Companies:
Net income/(loss) applicable to Piper Sandler Companies – U.S. GAAP basis	$11,617	$43,242	$(1,656)	$73,053
Adjustment to exclude net income from discontinued operations	—	26,077	—	23,772
Net income/(loss) from continuing operations	$11,617	$17,165	$(1,656)	$49,281
Adjustments:
Compensation from acquisition-related agreements	21,191	811	64,504	3,799
Acquisition-related restructuring and integration costs	1,207	4,620	6,009	9,429
Amortization of intangible assets related to acquisitions	8,663	928	24,721	2,070
Non-compensation expenses from acquisition-related agreements	—	—	9,016	114
Adjusted net income applicable to Piper Sandler Companies	$42,678	$23,524	$102,594	$64,693

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2020	2019	2020	2019
Earnings/(loss) per diluted common share:
Earnings/(loss) per diluted common share – U.S. GAAP basis	$0.78	$3.01	$(0.12)	$5.01
Adjustment to exclude net income from discontinued operations	—	1.82	—	1.64
Income/(loss) from continuing operations	$0.78	$1.20	$(0.12)	$3.37
Adjustment for inclusion of unvested acquisition-related stock	(0.49)	—	(1.31)	—
	$0.29	$1.20	$(1.43)	$3.37
Adjustments:
Compensation from acquisition-related agreements	1.43	0.06	4.43	0.26
Acquisition-related restructuring and integration costs	0.08	0.32	0.41	0.68
Amortization of intangible assets related to acquisitions	0.58	0.06	1.70	0.14
Non-compensation expenses from acquisition-related agreements	—	—	0.62	0.01
Adjusted earnings per diluted common share	$2.38	$1.64	$5.73	$4.47

Weighted average diluted common shares outstanding:
Weighted average diluted common shares outstanding – U.S. GAAP basis	14,853	14,085	14,580	13,882
Adjustment:
Unvested acquisition-related restricted stock with service conditions	3,081	—	3,327	—
Adjusted weighted average diluted common shares outstanding	17,934	14,085	17,907	13,882

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

Outlook for the Remainder of 2020

On March 11, 2020, the World Health Organization characterized the COVID-19 outbreak as a global pandemic. The COVID-19 pandemic has affected major economic and financial markets, and businesses and governments continue to face challenges associated with the economic conditions resulting from efforts to address it. Global macroeconomic conditions have been significantly impacted by the government-mandated closure of businesses and the subsequent reopening of the economy with new protocols for social interaction, supply chain and production disruptions, job losses, reduced consumer spending and sentiment, and a myriad of other factors.

The impacts of COVID-19 continue to persist and present challenges to our business. It is uncertain how long and to what extent the COVID-19 pandemic and the associated economic repercussions will negatively impact our business.

The U.S. federal government passed legislation earlier in 2020 attempting to mitigate some of the economic hardship caused by the COVID-19 pandemic, with the potential for additional legislation and stimulus measures in the future. The U.S. Federal Reserve has taken extraordinary steps to provide liquidity in the financial markets, including cutting the short-term benchmark interest rate to zero and launching a new round of quantitative easing. After historic volatility in the first quarter of 2020, equity markets rebounded and fixed income markets stabilized, aided by the record levels of federal monetary and fiscal support. In the third quarter of 2020, the U.S. Federal Reserve announced it would keep the benchmark interest rate at its current level for an extended period of time, and maintained quantitative easing measures.

Geopolitical and macroeconomic risks, such as uncertainties surrounding trade policy, negotiations regarding Brexit and other global economic conditions, remain in the background and will continue to have an ongoing impact to the U.S. and global economy. The outcome of the 2020 U.S. presidential and congressional elections may also influence the volatility or direction of the markets in the near term.

Market conditions continued to be favorable for corporate capital raising in the third quarter of 2020 driven by strong investor demand, rising valuations for certain industries, low interest rates and stable markets. Based on our recent activity in October, we believe that our corporate financing results will remain relatively strong in the fourth quarter.

As anticipated, advisory services revenues in the third quarter of 2020 were impacted by the pause in activity experienced during the early months of the COVID-19 pandemic. However, market conditions have improved, financing markets are open with historically low interest rates for debt capital, and CEO confidence is building. We believe the outlook for advisory services activity is positive, as evidenced by the increase in the number of announced deals in the market. Our pipeline continues to build as we have re-initiated deals and started new engagements, which we believe will have a positive impact on revenues in the fourth quarter of 2020 and into 2021.

In our equity brokerage business, revenues for the third quarter of 2020 reflected a slowdown in client activity, which tracked market volumes. We expect our equity brokerage revenues to increase in the fourth quarter as market volumes increase and there is potential for increased volatility due to the U.S. elections. We believe that our revenues will continue to follow institutional trading volumes and the uncertainty of the current market conditions could lead to further spikes in volatility and volumes in future periods.

The actions taken by the U.S. Federal Reserve to inject liquidity into the financial markets and to keep interest rates low have allowed for stability in the fixed income markets during the second and third quarters of 2020. We believe that our fixed income services revenues will remain strong as clients continue to reposition and adjust to the changing environment.

Our public finance underwriting business continued to benefit from market stability, low yields and strong investor demand in the third quarter of 2020. We believe activity will continue at current levels as market conditions remain strong for new issuance and re-financing activity. Issuer capital needs, interest rate yields, rate stability and client demand will continue to impact the level of municipal finance activity going forward.

Results of Operations

Financial Summary for the three months ended September 30, 2020 and September 30, 2019

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of
				Net Revenues for the
	Three Months Ended			Three Months Ended
	September 30,			September 30,
			2020
(Amounts in thousands)	2020	2019	v2019	2020	2019
Revenues:
Investment banking	$203,235	$151,192	34.4%	66.9%	75.3%
Institutional brokerage	86,764	46,814	85.3	28.6	23.3
Interest income	2,095	6,481	(67.7)	0.7	3.2
Investment income/(loss)	15,080	(1,575)	N/M	5.0	(0.8)
Total revenues	307,174	202,912	51.4	101.1	101.1

Interest expense	3,455	2,177	58.7	1.1	1.1

Net revenues	303,719	200,735	51.3	100.0	100.0

Non-interest expenses:
Compensation and benefits	209,660	126,868	65.3	69.0	63.2
Outside services	9,395	7,842	19.8	3.1	3.9
Occupancy and equipment	13,849	9,594	44.4	4.6	4.8
Communications	11,169	7,885	41.6	3.7	3.9
Marketing and business development	537	6,528	(91.8)	0.2	3.3
Deal-related expenses	13,543	6,387	112.0	4.5	3.2
Trade execution and clearance	3,666	3,770	(2.8)	1.2	1.9
Restructuring and integration costs	1,592	6,143	(74.1)	0.5	3.1
Intangible asset amortization	11,607	1,229	844.4	3.8	0.6
Other operating expenses	4,052	3,454	17.3	1.3	1.7
Total non-interest expenses	279,070	179,700	55.3	91.9	89.5

Income from continuing operations before income tax expense	24,649	21,035	17.2	8.1	10.5

Income tax expense	5,674	6,717	(15.5)	1.9	3.3

Income from continuing operations	18,975	14,318	32.5	6.2	7.1

Discontinued operations:
Income from discontinued operations, net of tax	—	26,077	N/M	—	13.0
Net income	18,975	40,395	(53.0)	6.2	20.1

Net income/(loss) applicable to noncontrolling interests	7,358	(2,847)	N/M	2.4	(1.4)

Net income applicable to Piper Sandler Companies	$11,617	$43,242	(73.1)%	3.8%	21.5%
N/M – Not meaningful

For the three months ended September 30, 2020, we recorded net income from continuing operations applicable to Piper Sandler Companies of $11.6 million. Net revenues from continuing operations for the three months ended September 30, 2020 were $303.7 million, a 51.3 percent increase compared to $200.7 million in the year-ago period. In the third quarter of 2020, investment banking revenues were $203.2 million, up 34.4 percent compared with $151.2 million in the prior-year period, driven by robust corporate financing revenues, as well as higher municipal financing revenues. These increases were partially offset by lower advisory services revenues. For the three months ended September 30, 2020, institutional brokerage revenues increased 85.3 percent to $86.8 million, compared with $46.8 million in the third quarter of 2019, due to the acquisition of Sandler O'Neill, as well as increased client activity. For the three months ended September 30, 2020, net interest expense was $1.4 million, compared to net interest income of $4.3 million in the prior-year period. Net interest expense resulted from a decline in interest income on our long inventory positions combined with incremental interest expense on our long-term financing arrangements, which consist of our fixed rate senior notes issued on October 15, 2019, and the unsecured promissory notes we entered into on April 3, 2020 to fund a portion of the Valence purchase price. In the third quarter of 2020, we recorded investment income of $15.1 million, compared with an investment loss of $1.6 million in the prior-year period. In the current quarter, we recorded gains on our investment and the noncontrolling interests in the merchant banking funds that we manage. Non-interest expenses from continuing operations were $279.1 million for the three months ended September 30, 2020, up 55.3 percent compared to $179.7 million in the prior-year period, driven by higher compensation and non-compensation expenses resulting from the acquisitions of Sandler O'Neill and Valence in the first half of 2020.

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

For the three months ended September 30, 2020, compensation and benefits expenses increased 65.3 percent to $209.7 million, compared with $126.9 million in the corresponding period of 2019. The increase in compensation and benefits expenses was driven by higher revenues and incremental headcount from the acquisitions of Sandler O'Neill and Valence, along with higher acquisition-related compensation related to restricted consideration and retention awards associated with these acquisitions. Compensation and benefits expenses as a percentage of net revenues was 69.0 percent in the third quarter of 2020, compared with 63.2 percent in the third quarter of 2019. The compensation ratio was impacted by increased acquisition-related compensation related to our recent acquisitions.

Outside Services – Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees, fund expenses associated with our consolidated alternative asset management funds and other professional fees. Outside services expenses increased 19.8 percent to $9.4 million in the third quarter of 2020, compared with $7.8 million in the corresponding period of 2019. The increase was due to incremental expenses related to the acquisition of Sandler O'Neill and higher professional fees.

Occupancy and Equipment – For the three months ended September 30, 2020, occupancy and equipment expenses increased to $13.8 million, compared with $9.6 million for the three months ended September 30, 2019. The increase was primarily the result of incremental expenses related to our recent acquisitions.

Communications – Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third party market data information. For the three months ended September 30, 2020, communication expenses increased 41.6 percent to $11.2 million, compared with $7.9 million for the three months ended September 30, 2019 due to higher market data services expenses resulting from incremental headcount related to our recent acquisitions.

Marketing and Business Development – Marketing and business development expenses include travel and entertainment costs, advertising and third party marketing fees. For the three months ended September 30, 2020, marketing and business development expenses decreased to $0.5 million, compared with $6.5 million in the corresponding period of 2019. The decrease was driven by lower travel and entertainment costs.
Deal-Related Expenses – Deal-related expenses include costs we incurred over the course of a completed investment banking deal, which primarily consist of legal fees, offering expenses, and travel and entertainment costs. For the three months ended September 30, 2020, deal-related expenses were $13.5 million, compared with $6.4 million for the three months ended September 30, 2019. The amount of deal-related expenses is principally dependent on the level of deal activity and may vary from period to period as the recognition of deal-related costs typically coincides with the closing of a transaction. We closed on a record number of equity financing transactions in the third quarter of 2020, which resulted in higher deal-related expenses.
Trade Execution and Clearance – For the three months ended September 30, 2020, trade execution and clearance expenses were $3.7 million, essentially flat compared with the corresponding period of 2019.
Restructuring and Integration Costs – For the three months ended September 30, 2020, we incurred acquisition-related restructuring and integration costs of $1.6 million primarily related to vacated leased office space associated with the acquisition of Sandler O'Neill. We expect to incur additional restructuring and integration costs in the fourth quarter of 2020. For the three months ended September 30, 2019, we incurred acquisition-related restructuring and integration costs of $6.1 million related to the acquisitions of Weeden & Co. and Sandler O'Neill. The expenses consisted of $2.6 million of transaction costs, $1.8 million of severance benefits and $1.7 million for vacated leased office space.
Intangible Asset Amortization – Intangible asset amortization includes the amortization of definite-lived intangible assets consisting of customer relationships, internally developed software and the trade name that we acquired from Simmons & Company International. For the three months ended September 30, 2020, intangible asset amortization was $11.6 million, compared with $1.2 million for the three months ended September 30, 2019. The increase was due to incremental intangible amortization expense related to identifiable intangible assets associated with the acquisitions of Sandler O'Neill and Valence.
Other Operating Expenses – Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. Other operating expenses were $4.1 million in the third quarter of 2020, compared with $3.5 million in the corresponding period in 2019. In the third quarter of 2020, we recorded foreign currency losses from our foreign cash accounts versus gains in the third quarter of 2019.
Income Taxes – For the three months ended September 30, 2020, our provision for income taxes was $5.7 million. Excluding the impact of noncontrolling interests, our effective tax rate was 32.8 percent, which includes the impact of non-deductible covered employee compensation expense.
For the three months ended September 30, 2019, our provision for income taxes was $6.7 million. Excluding the impact of non-controlling interests, our effective tax rate was 28.1 percent.

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

The adjusted financial results exclude (1) revenues and expenses related to noncontrolling interests, (2) interest expense on long-term financing from net revenues, (3) amortization of intangible assets related to acquisitions, (4) compensation and non-compensation expenses from acquisition-related agreements and (5) acquisition-related restructuring and integration costs. For U.S. GAAP purposes, these items are included in each of their respective line items on the consolidated statements of operations.

The following table sets forth the adjusted, non-GAAP financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP financial results for the periods presented:

	Three Months Ended September 30,
	2020				2019
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Amounts in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Advisory services	$77,250	$—	$—	$77,250	$106,769	$—	$—	$106,769
Corporate financing	99,528	—	—	99,528	22,580	—	—	22,580
Municipal financing	26,457	—	—	26,457	21,843	—	—	21,843
Total investment banking	203,235	—	—	203,235	151,192	—	—	151,192

Institutional brokerage
Equity brokerage	33,439	—	—	33,439	24,147	—	—	24,147
Fixed income services	53,325	—	—	53,325	22,667	—	—	22,667
Total institutional brokerage	86,764	—	—	86,764	46,814	—	—	46,814

Interest income	2,095	—	—	2,095	6,481	—	—	6,481
Investment income/(loss)	6,687	8,393	—	15,080	203	(1,778)	—	(1,575)

Total revenues	298,781	8,393	—	307,174	204,690	(1,778)	—	202,912

Interest expense	982	—	2,473	3,455	2,177	—	—	2,177

Net revenues	297,799	8,393	(2,473)	303,719	202,513	(1,778)	—	200,735

Non-interest expenses	236,912	1,035	41,123	279,070	170,189	1,069	8,442	179,700

Pre-tax income	$60,887	$7,358	$(43,596)	$24,649	$32,324	$(2,847)	$(8,442)	$21,035

Pre-tax margin	20.4%			8.1%	16.0%			10.5%
(1)The following is a summary of the adjustments needed to reconcile our consolidated U.S. GAAP financial results to the adjusted, non-GAAP financial results:
Noncontrolling interests – The impacts of consolidating noncontrolling interests in our alternative asset management funds are not included in our adjusted financial results.
Other adjustments – The following items are not included in our adjusted financial results:

	Three Months Ended September 30,
(Amounts in thousands)	2020	2019
Interest expense on long-term financing	$2,473	$—

Compensation from acquisition-related agreements	27,924	1,070
Acquisition-related restructuring and integration costs	1,592	6,143
Amortization of intangible assets related to acquisitions	11,607	1,229
	41,123	8,442

Total other adjustments	$43,596	$8,442

Net revenues on a U.S. GAAP basis were $303.7 million for the three months ended September 30, 2020, compared with $200.7 million in the prior-year period. For the three months ended September 30, 2020, adjusted net revenues were $297.8 million, compared with $202.5 million in the third quarter of 2019. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise.

Investment banking revenues comprise all of the revenues generated through advisory services activities, which includes mergers and acquisitions ("M&A"), equity and debt private placements, debt and restructuring advisory, and municipal financial advisory transactions. Collectively, equity and debt private placements and debt and restructuring advisory transactions are referred to as capital advisory transactions. Investment banking revenues also include equity and debt corporate financing activities and municipal financings.

In the third quarter of 2020, investment banking revenues increased 34.4 percent to $203.2 million, compared with $151.2 million in the corresponding period of the prior year. For the three months ended September 30, 2020, advisory services revenues were $77.3 million, down 27.6 percent compared to $106.8 million in the third quarter of 2019. Revenues for the third quarter of 2020 reflect the impact of the pause in advisory services activity during the early months of the COVID-19 pandemic. This decline was partially offset by the addition of Sandler O'Neill to our platform. We believe the outlook for advisory services activity is positive as the number of announced deals in the market has increased. We also continue to build our pipeline through re-initiated deals and new engagements, and believe this will have a positive impact on advisory services revenues in the fourth quarter of 2020 and into 2021. The uneven distribution of the number and size of deals results in revenue fluctuations from quarter to quarter. For the three months ended September 30, 2020, corporate financing revenues were a record $99.5 million, up significantly compared with $22.6 million for the three months ended September 30, 2019, driven by more completed and book run equity deals, as well as the addition of Sandler O'Neill to our platform, which book ran nine debt offerings for financial services companies. Market conditions became favorable for capital raising during the second quarter of 2020 driven by a sharp rebound in valuations for equities of certain industry groups combined with lower volatility and low new issue interest rates in debt markets, and these dynamics continued into the third quarter of 2020. Activity for us during the third quarter was principally in the healthcare sector, and we served as book runner on all 26 of the healthcare equity deals we participated in. Based on our recent activity in October, we believe that our corporate financing results will remain relatively strong in the fourth quarter of 2020. Municipal financing revenues for the three months ended September 30, 2020 were $26.5 million, up 21.1 percent compared to $21.8 million in the prior-year period, driven by issuance activity within the governmental space, which continues to benefit from low interest rates and strong investor demand in a stable market environment.

The following table provides investment banking deal information:

	Three Months Ended
	September 30,
(Dollars in billions)	2020	2019
Advisory services
M&A transactions	31	31
Capital advisory transactions	35	7

Corporate financings
Total equity transactions	43	15
Book run equity transactions	29	9
Total debt and preferred transactions	16	—
Book run debt and preferred transactions	9	—

Municipal negotiated issues
Aggregate par value	$4.5	$2.8
Total issues	200	135

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

For the three months ended September 30, 2020, institutional brokerage revenues increased 85.3 percent to $86.8 million, compared with $46.8 million in the prior-year period. Equity brokerage revenues were $33.4 million in the third quarter of 2020, up 38.5 percent compared with $24.1 million in the corresponding period of 2019, as market-wide volumes were elevated compared to the prior-year period. We continue to leverage our expanded client base, execution expertise and product capabilities to find liquidity for our clients. For the three months ended September 30, 2020, fixed income services revenues were $53.3 million, up 135.3 percent compared with $22.7 million in the prior-year period. Revenues in the third quarter of 2020 were driven by the addition of Sandler O'Neill to our platform and strong client activity as we continue to provide strategic advice on repositioning balance sheets, maximizing yields and managing risk. We expect activity to remain strong as clients continue to reposition and adjust to the changing environment.

Interest income represents amounts earned from economically hedging and holding long inventory positions. For the three months ended September 30, 2020, interest income decreased to $2.1 million, compared with $6.5 million for the three months ended September 30, 2019, reflecting lower long inventory balances. We have focused on only carrying inventory where clients need liquidity within our areas of expertise.

Investment income/(loss) includes realized and unrealized gains and losses on investments, including amounts attributable to noncontrolling interests, in our merchant banking and energy funds, as well as management and performance fees generated from those funds. For the three months ended September 30, 2020, we recorded investment income of $15.1 million, compared with an investment loss of $1.6 million in the corresponding period of 2019. In the third quarter of 2020, we recorded gains on our investment and the noncontrolling interests in the merchant banking funds that we manage compared with losses in the prior-year period. Excluding the impact of noncontrolling interests, adjusted investment income was $6.7 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively.

Interest expense represents amounts associated with financing, economically hedging and holding short inventory positions, including interest paid on our long-term financing arrangements, as well as commitment fees on our line of credit and revolving credit facility. For the three months ended September 30, 2020, interest expense was $3.5 million, compared with $2.2 million in the prior-year period. In the third quarter of 2020, we recorded incremental interest expense on our long-term financing arrangements, which consist of the $175 million of fixed rate senior notes we issued on October 15, 2019, and $20 million of unsecured promissory notes we entered into on April 3, 2020 to fund a portion of the Valence purchase price. The increase was partially offset by a decline in interest expense resulting from lower short inventory balances. Excluding the impact of interest expense on long-term financing, adjusted interest expense was $1.0 million for the three months ended September 30, 2020.

Pre-tax margin for the three months ended September 30, 2020 was 8.1 percent, compared with 10.5 percent for the corresponding period of 2019. The decrease in pre-tax margin was primarily due to an increased compensation ratio resulting from higher acquisition-related compensation. Adjusted pre-tax margin for the three months ended September 30, 2020 was 20.4 percent, up compared with 16.0 percent for the corresponding period of 2019, reflecting higher revenue levels.

Financial Summary for the nine months ended September 30, 2020 and September 30, 2019

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of
				Net Revenues for the
	Nine Months Ended			Nine Months Ended
	September 30,			September 30,
			2020
(Amounts in thousands)	2020	2019	v2019	2020	2019
Revenues:
Investment banking	$562,060	$410,992	36.8%	67.5%	74.0%
Institutional brokerage	265,246	113,983	132.7	31.9	20.5
Interest income	11,225	20,911	(46.3)	1.3	3.8
Investment income	4,987	17,622	(71.7)	0.6	3.2
Total revenues	843,518	563,508	49.7	101.3	101.4

Interest expense	11,193	7,813	43.3	1.3	1.4

Net revenues	832,325	555,695	49.8	100.0	100.0

Non-interest expenses:
Compensation and benefits	611,344	346,471	76.4	73.5	62.3
Outside services	27,733	24,864	11.5	3.3	4.5
Occupancy and equipment	39,356	26,368	49.3	4.7	4.7
Communications	33,899	22,599	50.0	4.1	4.1
Marketing and business development	13,164	21,355	(38.4)	1.6	3.8
Deal-related expenses	29,687	17,840	66.4	3.6	3.2
Trade execution and clearance	15,129	6,593	129.5	1.8	1.2
Restructuring and integration costs	7,218	12,538	(42.4)	0.9	2.3
Intangible asset amortization	33,122	2,735	N/M	4.0	0.5
Other operating expenses	23,656	9,235	156.2	2.8	1.7
Total non-interest expenses	834,308	490,598	70.1	100.2	88.3

Income/(loss) from continuing operations before income tax expense/(benefit)	(1,983)	65,097	N/M	(0.2)	11.7

Income tax expense/(benefit)	(1,400)	10,729	N/M	(0.2)	1.9

Income/(loss) from continuing operations	(583)	54,368	N/M	(0.1)	9.8

Discontinued operations:
Income from discontinued operations, net of tax	—	23,772	N/M	—	4.3
Net income/(loss)	(583)	78,140	N/M	(0.1)	14.1

Net income applicable to noncontrolling interests	1,073	5,087	(78.9)	0.1	0.9

Net income/(loss) applicable to Piper Sandler Companies	$(1,656)	$73,053	N/M	(0.2)%	13.1%
N/M – Not meaningful

Except as discussed below, the description of non-interest expenses and net revenues as well as the underlying reasons for variances to prior year are substantially the same as the comparative quarterly discussion.

For the nine months ended September 30, 2020, we recorded a net loss from continuing operations applicable to Piper Sandler Companies of $1.7 million. Net revenues from continuing operations for the nine months ended September 30, 2020 increased 49.8 percent to $832.3 million, compared with $555.7 million in the year-ago period, as the acquisitions of Sandler O'Neill and Weeden & Co. have provided increased diversification and scale to our platform. In the first nine months of 2020, investment banking revenues increased 36.8 percent to $562.1 million, compared with $411.0 million in the prior-year period. Significantly higher corporate financing revenues, as well as increased municipal financing revenues, were partially offset by lower advisory services revenues. For the nine months ended September 30, 2020, institutional brokerage revenues increased 132.7 percent to $265.2 million, compared with $114.0 million in the first nine months of 2019. The increase was due to the acquisitions of Weeden & Co. and Sandler O'Neill, as well as higher volatility in the financial markets, particularly in the first quarter of 2020, which drove higher trading volumes. In the first nine months of 2020, interest income of $11.2 million was offset by interest expense of the same amount. Net interest income was $13.1 million in the first nine months of 2019. The decrease was driven by a decline in interest income on our long inventory positions and incremental interest expense on our long-term financing arrangements. For the nine months ended September 30, 2020, we recorded investment income of $5.0 million, compared with $17.6 million in the prior-year period. In the first nine months of 2020, we recorded lower gains on our investment and the noncontrolling interests in the merchant banking funds that we manage. Non-interest expenses from continuing operations were $834.3 million for the nine months ended September 30, 2020, up 70.1 percent compared with $490.6 million in the year-ago period, primarily due to higher compensation and non-compensation expenses resulting from our recent acquisitions.
Consolidated Non-Interest Expenses from Continuing Operations
Compensation and Benefits – For the nine months ended September 30, 2020, compensation and benefits expenses increased 76.4 percent to $611.3 million, compared with $346.5 million in the corresponding period of 2019. The increase in compensation and benefits expenses was driven by increased revenues and incremental headcount from our recent acquisitions, as well as higher acquisition-related compensation related to restricted consideration and retention awards associated with these acquisitions. We also recorded additional compensation expense for an earnout associated with the acquisition of Weeden & Co. related to our expectations of achieving a net revenue target, as our equity brokerage business is outperforming initial projections. Compensation and benefits expenses as a percentage of net revenues was 73.5 percent in the first nine months of 2020, compared with 62.3 percent in the corresponding period of 2019. The compensation ratio was impacted by increased acquisition-related compensation related to our recent acquisitions.
Trade Execution and Clearance – For the nine months ended September 30, 2020, trade execution and clearance expenses were $15.1 million, compared with $6.6 million in the corresponding period of 2019. The increase in trade execution and clearance expenses was reflective of higher trading volumes driven by the addition of Weeden & Co. onto our platform.
Restructuring and Integration Costs – For the nine months ended September 30, 2020, we incurred acquisition-related restructuring and integration costs of $7.2 million primarily related to the acquisitions of Sandler O'Neill and Valence. The expenses consisted of $3.0 million of transaction costs, $2.9 million of severance benefits and $1.9 million for vacated leased office space. These expenses were partially offset by a credit of $0.6 million related to previously accrued contract termination costs that were settled favorably. For the nine months ended September 30, 2019, we incurred acquisition-related restructuring and integration costs of $12.5 million related to the acquisitions of Weeden & Co. and Sandler O'Neill. The expenses consisted of $2.8 million of contract termination fees, $5.1 million of transaction costs, $2.9 million of severance benefits and $1.7 million for vacated leased office space.
Other Operating Expenses – For the nine months ended September 30, 2020, other operating expenses were $23.7 million, compared with $9.2 million in the corresponding period of 2019. In the first quarter of 2020, we recorded a $12.1 million fair value adjustment related to the earnout for former Weeden & Co. equity owners who did not transition to our platform. We recorded the full value of the projected earnout as the non-employee equity owners do not have service requirements. The increase was also due to higher expense related to our charitable giving program and increased insurance costs.
Income Taxes – For the nine months ended September 30, 2020, our provision for income taxes was a benefit of $1.4 million, which included $3.6 million of income tax benefits related to the tax provisions in the Coronavirus Aid, Relief, and Economic Security Act, offset in part by the impact of non-deductible covered employee compensation expense.
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

Financial Performance from Continuing Operations

The following table sets forth the adjusted, non-GAAP financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP financial results for the periods presented:

	Nine Months Ended September 30,
	2020				2019
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Amounts in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Advisory services	$274,045	$—	$—	$274,045	$296,886	$—	$—	$296,886
Corporate financing	208,152	—	—	208,152	61,814	—	—	61,814
Municipal financing	79,863	—	—	79,863	52,292	—	—	52,292
Total investment banking	562,060	—	—	562,060	410,992	—	—	410,992

Institutional brokerage
Equity brokerage	121,936	—	—	121,936	55,521	—	—	55,521
Fixed income services	143,310	—	—	143,310	58,462	—	—	58,462
Total institutional brokerage	265,246	—	—	265,246	113,983	—	—	113,983

Interest income	11,225	—	—	11,225	20,911	—	—	20,911
Investment income	895	4,092	—	4,987	9,348	8,274	—	17,622

Total revenues	839,426	4,092	—	843,518	555,234	8,274	—	563,508

Interest expense	4,038	—	7,155	11,193	7,813	—	—	7,813

Net revenues	835,388	4,092	(7,155)	832,325	547,421	8,274	—	555,695

Non-interest expenses	693,721	3,019	137,568	834,308	467,318	3,187	20,093	490,598

Pre-tax income/(loss)	$141,667	$1,073	$(144,723)	$(1,983)	$80,103	$5,087	$(20,093)	$65,097

Pre-tax margin	17.0%			(0.2)%	14.6%			11.7%
(1)     The following is a summary of the adjustments needed to reconcile our consolidated U.S. GAAP financial results to the adjusted, non-GAAP financial results:
Noncontrolling interests – The impacts of consolidating noncontrolling interests in our alternative asset management funds are not included in our adjusted financial results.
Other adjustments – The following items are not included in our adjusted financial results:

	Nine Months Ended September 30,
(Amounts in thousands)	2020	2019
Interest expense on long-term financing	$7,155	$—

Compensation from acquisition-related agreements	85,143	4,706
Acquisition-related restructuring and integration costs	7,218	12,538
Amortization of intangible assets related to acquisitions	33,122	2,735
Non-compensation expenses from acquisition-related agreements	12,085	114
	137,568	20,093

Total other adjustments	$144,723	$20,093

Net revenues on a U.S. GAAP basis were $832.3 million for the nine months ended September 30, 2020, compared with $555.7 million in the prior-year period. In the first nine months of 2020, adjusted net revenues were $835.4 million, compared with $547.4 million in the first nine months of 2019. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise.

In the first nine months of 2020, investment banking revenues were $562.1 million, up 36.8 percent compared with $411.0 million in the corresponding period of the prior year. For the nine months ended September 30, 2020, advisory services revenues were $274.0 million, down 7.7 percent compared with $296.9 million in the first nine months of 2019. Incremental revenues from the addition of Sandler O'Neill to our platform partially offset the decline in revenues resulting from market-wide decreases in completed and announced deals, which reflects the pause in advisory services activity earlier in 2020 as companies evaluated the changing and uncertain environment due to COVID-19. For the nine months ended September 30, 2020, corporate financing revenues were $208.2 million, up significantly compared with $61.8 million in the prior-year period, due to more completed and book run equity deals, and the addition of Sandler O'Neill to our platform. In the first nine months of 2020, our revenues on equity offerings in the sub-$5 billion fee pool were up approximately 186 percent compared to approximately 100 percent for the overall market. Following a substantial halt to capital raising activity in March, market conditions became favorable for capital raising during the second quarter of 2020, which continued into the third quarter of 2020. Additionally, activity in the first quarter of 2019 was impacted by the U.S. federal government shut-down. Municipal financing revenues for the nine months ended September 30, 2020 were $79.9 million, up 52.7 percent compared with $52.3 million in the year-ago period. Despite a rapid decline in the level of activity in March due to significant volatility in the fixed income markets, our results in the first nine months of 2020 were driven by robust new issuance and refunding activity as interest rates remained low. In the second and third quarters of 2020, the issuance activity was focused within the governmental space. The par amount of our negotiated municipal issuances increased approximately 83 percent in the first nine months of 2020 compared to an increase of approximately 36 percent for the industry.

The following table provides investment banking deal information:

	Nine Months Ended
	September 30,
(Dollars in billions)	2020	2019
Advisory services
M&A transactions	110	93
Capital advisory transactions	68	26

Corporate financings
Total equity transactions	97	49
Book run equity transactions	70	31
Total debt and preferred transactions	45	—
Book run debt and preferred transactions	28	—

Municipal negotiated issues
Aggregate par value	$14.1	$7.7
Total issues	587	353

For the nine months ended September 30, 2020, institutional brokerage revenues increased to $265.2 million, compared with $114.0 million in the prior-year period. Equity brokerage revenues increased 119.6 percent to $121.9 million in the first nine months of 2020, compared with $55.5 million in the corresponding period of 2019, reflecting the successful integration of our platform with Weeden & Co. This combination has expanded our client base, execution expertise and product capabilities. Additionally, in the first quarter of 2020, increased volatility market-wide drove significantly higher volumes as investors repositioned in response to market uncertainty and fund outflows. Volatility and volumes remained at elevated levels in the second quarter of 2020, but declined in the third quarter of 2020 after the tumultuous first half of the year. For the nine months ended September 30, 2020, fixed income services revenues were $143.3 million, up 145.1 percent compared with $58.5 million in the prior-year period, due to the addition of Sandler O'Neill to our platform, as well as strong client activity for taxable and tax-exempt products in the second and third quarters of 2020. Additionally, in the first quarter of 2020, the historically volatile quarter and higher volumes in municipals drove client activity as we provided liquidity to municipal bond funds which saw significant outflows by identifying buyers who took advantage of meaningfully higher yields. This strong client activity was partially offset by trading losses in municipal securities due to the sharp and sudden market dislocation.

Interest income for the nine months ended September 30, 2020 decreased 46.3 percent to $11.2 million, compared with $20.9 million in the prior-year period, reflecting lower levels of long inventory positions.

For the nine months ended September 30, 2020, we recorded investment income of $5.0 million, compared with $17.6 million in the year-ago period. In the first nine months of 2020, we recorded lower gains on our investment and the noncontrolling interests in the merchant banking funds that we manage. Lower equity valuations and an uncertain and challenging operating environment for some of our portfolio companies drove fair value adjustments in our merchant banking portfolio in the first half of 2020. Excluding the impact of noncontrolling interests, adjusted investment income was $0.9 million for the nine months ended September 30, 2020, compared with $9.3 million for the nine months ended September 30, 2019.

Interest expense for the nine months ended September 30, 2020 was $11.2 million, up compared with $7.8 million in the prior-year period, driven by incremental interest expense from our long-term financing arrangements. Long-term financing consists of our fixed rate senior notes issued on October 15, 2019 and the unsecured promissory notes we entered into on April 3, 2020 to fund a portion of the Valence purchase price. The increase was partially offset by a decline in interest expense resulting from lower short inventory balances. Excluding the impact of interest expense on long-term financing, adjusted interest expense was $4.0 million for the nine months ended September 30, 2020.

Pre-tax margin for the nine months ended September 30, 2020 was a negative 0.2 percent, compared with 11.7 percent for the corresponding period of 2019. The negative pre-tax margin for the nine months ended September 30, 2020 primarily resulted from higher acquisition-related compensation and non-compensation expenses, and intangible asset amortization. Adjusted pre-tax margin for the nine months ended September 30, 2020 was 17.0 percent, compared with 14.6 percent for the corresponding period of 2019. Adjusted pre-tax margin increased driven by the increased scale of our platform and the successful integration of the Sandler O'Neill and Weeden & Co. acquisitions.

Discontinued Operations

Discontinued operations includes our traditional asset management subsidiary, ARI, which we sold in the third quarter of 2019. For the three and nine months ended September 30, 2019, we recorded income from discontinued operations, net of tax, of $26.1 million and $23.8 million, respectively. See Note 4 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of our discontinued operations.

Recent Accounting Pronouncements

Recent accounting pronouncements are set forth in Note 2 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and are incorporated herein by reference.

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

We anticipate completing our 2020 annual goodwill and intangible asset impairment testing in the fourth quarter of 2020.

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

Our capital and liquidity positions are strong, our leverage is low, and our risk posture remains conservative. We remain prudent in allocating capital as we continue to adapt and respond to the changing market conditions.

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

Given our strong performance and improved outlook, the quarterly cash dividend of $0.375 per share declared by our board of directors on October 30, 2020 increased compared to the first and second quarters of 2020, and returned to the level prior to the COVID-19 pandemic.

Our board of directors declared the following dividends on shares of our common stock:

Declaration Date	Dividend Per Share	Record Date	Payment Date
February 1, 2019 (1)	$1.010	February 25, 2019	March 15, 2019
February 1, 2019	$0.375	February 25, 2019	March 15, 2019
April 26, 2019	$0.375	May 24, 2019	June 14, 2019
July 26, 2019	$0.375	August 23, 2019	September 13, 2019
October 30, 2019	$0.375	November 22, 2019	December 13, 2019
January 31, 2020 (2)	$0.750	March 2, 2020	March 13, 2020
January 31, 2020	$0.375	March 2, 2020	March 13, 2020
May 1, 2020	$0.200	May 29, 2020	June 12, 2020
July 31, 2020	$0.300	August 28, 2020	September 11, 2020
October 30, 2020	$0.375	November 24, 2020	December 11, 2020
(1)     Represents the annual special cash dividend based on our fiscal year 2018 results.
(2)     Represents the annual special cash dividend based on our fiscal year 2019 results.

Effective January 1, 2020, our board of directors authorized the repurchase of up to $150.0 million in common shares through December 31, 2021. During the nine months ended September 30, 2020, we repurchased 188,319 shares of our common stock at an average price of $69.72 per share for an aggregate purchase price of $13.1 million related to this authorization. At September 30, 2020, we had $136.9 million remaining under this authorization.

We also purchase shares of common stock from restricted stock award recipients upon the award vesting or as recipients sell shares to meet their employment tax obligations. During the first nine months of 2020, we purchased 102,556 shares or $8.6 million of our common stock for these purposes.

Leverage

The following table presents total assets, adjusted assets, total shareholders' equity and tangible shareholders' equity with the resulting leverage ratios:

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Total assets	$1,821,174	$1,628,719
Deduct: Goodwill and intangible assets	(371,473)	(104,335)
Deduct: Right-of-use lease asset	(84,931)	(40,030)
Deduct: Assets from noncontrolling interests	(89,436)	(76,516)
Adjusted assets	$1,275,334	$1,407,838

Total shareholders' equity	$858,375	$806,528
Deduct: Goodwill and intangible assets	(371,473)	(104,335)
Deduct: Noncontrolling interests	(88,881)	(75,245)
Tangible common shareholders' equity	$398,021	$626,948

Leverage ratio (1)	2.1	2.0

Adjusted leverage ratio (2)	3.2	2.2
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

Pershing Clearing Arrangement – We have established an arrangement to obtain financing from Pershing related to the majority of our trading activities. Under our fully disclosed clearing agreement, the majority of our securities inventories and all of our customer activities are held by or cleared through Pershing. Financing under this arrangement is secured primarily by securities, and collateral limitations could reduce the amount of funding available under this arrangement. Our clearing arrangement activities are recorded net from trading activity and reported within receivables from or payables to brokers, dealers and clearing organizations. The funding is at the discretion of Pershing (i.e., uncommitted) and could be denied without a notice period. Our fully disclosed clearing agreement includes a covenant requiring Piper Sandler & Co., our U.S. broker dealer subsidiary, to maintain excess net capital of $120 million. At September 30, 2020, we had $2.9 million of financing outstanding under this arrangement.

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

The following table provides information about our CP Series II A program at September 30, 2020:

(Dollars in millions)	CP Series II A
Maximum amount that may be issued	$200.0
Amount outstanding	50.0

Weighted average maturity, in days	21
Weighted average maturity at issuance, in days	44

We repaid all outstanding CP Series II A notes in full upon maturity in October 2020.

Prime Broker Arrangement – We have established an overnight financing arrangement with a broker dealer related to our convertible securities inventories. Financing under this arrangement is secured primarily by convertible securities and collateral limitations could reduce the amount of funding available. The funding is at the discretion of the prime broker and could be denied subject to a notice period. This arrangement is reported within receivables from or payables to brokers, dealers and clearing organizations, net of trading activity. At September 30, 2020, we had $111.7 million of financing outstanding under this prime broker arrangement.

Committed Line – Our committed line is a one-year $125 million revolving secured credit facility. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, and the unpaid principal amount of all advances under the facility will be due on December 11, 2020. This credit facility has been in place since 2008 and we anticipate being able to renew the facility for another one-year term in the fourth quarter of 2020. At September 30, 2020, we had no advances against this line of credit.

Revolving Credit Facility – Our parent company, Piper Sandler Companies, has an unsecured $50 million revolving credit facility with U.S. Bank N.A. The credit agreement will terminate on December 20, 2022, unless otherwise terminated, and is subject to a one-year extension exercisable at our option. At September 30, 2020, we had advances of $25 million against this credit facility. Early in the fourth quarter of 2020, we repaid the $25 million of advances related to this credit facility.

This credit facility includes customary events of default and covenants that, among other things, requires Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, limits our leverage ratio, requires maintenance of a minimum ratio of operating cash flow to fixed charges, and imposes certain limitations on our ability to make acquisitions and make payments on our capital stock. At September 30, 2020, we were in compliance with all covenants.

The following table presents the average balances outstanding for our various funding sources by quarter for 2020 and 2019:

	Average Balance for the Three Months Ended
(Amounts in millions)	Sept. 30, 2020	June 30, 2020	Mar. 31, 2020
Funding source:
Pershing clearing arrangement	$3.3	$17.7	$117.8
Commercial paper	50.0	50.0	50.0
Prime broker arrangement	90.2	81.9	72.3
Revolving credit facility	29.3	50.0	7.1
Total	$172.8	$199.6	$247.2

	Average Balance for the Three Months Ended
(Amounts in millions)	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	Mar. 31, 2019
Funding source:
Pershing clearing arrangement	$22.9	$94.6	$170.2	$82.1
Commercial paper	50.0	50.0	50.0	50.0
Prime broker arrangement	99.7	68.0	77.1	106.4
Total	$172.6	$212.6	$297.3	$238.5

The average funding in the third quarter of 2020 decreased to $172.8 million, compared with $199.6 million during the second quarter of 2020. We repaid $25 million related to our revolving credit facility early in the third quarter of 2020. Average funding decreased compared to the corresponding period of 2019 due to lower inventory balances during the current quarter, as well as the accumulation of cash from operations. The decrease was offset by borrowings under our revolving credit facility, which we drew on to finance the upfront cash consideration of our acquisition of Valence, which closed on April 3, 2020.

The following table presents the maximum daily funding amount by quarter for 2020 and 2019:

(Amounts in millions)	2020	2019
First Quarter	$642.1	$362.7
Second Quarter	$378.3	$427.1
Third Quarter	$401.7	$416.0
Fourth Quarter		$330.7

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

The Note Purchase Agreement includes customary events of default and covenants that, among other things, requires Piper Sandler & Co. to maintain a minimum regulatory net capital, limits our leverage ratio and requires maintenance of a minimum ratio of operating cash flow to fixed charges. At September 30, 2020, we were in compliance with all covenants.

Valence Notes – On April 3, 2020, we entered into unsecured promissory notes as part of the acquisition of Valence totaling $20 million (the "Valence Notes"). The Valence Notes bear interest at an annual fixed rate of 5.0 percent and mature on October 15, 2021. Interest is payable quarterly in arrears.

Contractual Obligations

Our contractual obligations have not materially changed from those reported in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, except for our operating lease obligations, purchase commitments and long-term financing. In conjunction with our acquisitions of Sandler O'Neill and Valence, we acquired various leases and agreements related to new purchase commitments. Additionally, during the second quarter of 2020, we entered into the Valence Notes, which are included in long-term financing on the consolidated statements of financial condition.

	Remainder of 2020	2021	2023	2025 and
(Amounts in millions)		- 2022	- 2024	thereafter	Total
Operating lease obligations	$6.6	$45.0	$33.5	$35.4	$120.5
Purchase commitments	6.4	23.2	7.6	8.8	46.0
Long-term financing	—	70.0	125.0	—	195.0

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

Capital Requirements

As a registered broker dealer and member firm of the Financial Industry Regulatory Authority, Inc. ("FINRA"), Piper Sandler & Co. is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule which requires that we maintain minimum net capital of $1.0 million. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain approvals, notifications and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. At September 30, 2020, our net capital under the SEC's uniform net capital rule was $174.7 million, and exceeded the minimum net capital required under the SEC rule by $173.7 million.

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

At September 30, 2020, Piper Sandler Ltd., our broker dealer subsidiary registered in the U.K., was subject to, and was in compliance with, the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority pursuant to the Financial Services Act of 2012.

Piper Sandler Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At September 30, 2020, Piper Sandler Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Off-Balance Sheet Arrangements

In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes the notional contract value of our off-balance sheet arrangements for the periods presented:

	Expiration Per Period at December 31,						Total Contractual Amount
				2023	2025		September 30,	December 31,
(Amounts in thousands)	2020	2021	2022	- 2024	- 2026	Later	2020	2019
Customer matched-book derivative contracts (1) (2)	$5,840	$6,930	$24,150	$135,860	$13,220	$1,786,971	$1,972,971	$2,197,340
Trading securities derivative contracts (2)	90,150	12,000	—	—	—	9,375	111,525	110,875
Equity option derivative contracts (2)	5,372	7,508	—	—	—	—	12,880	—
Investment commitments (3)	—	—	—	—	—	—	66,084	70,953
(1)Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with one major financial institution, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $163.1 million at September 30, 2020) who are not required to post collateral. The uncollateralized amounts, representing the fair value of the derivative contracts, expose us to the credit risk of these counterparties. At September 30, 2020, we had $26.1 million of credit exposure with these counterparties, including $22.0 million of credit exposure with one counterparty.
(2)We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At September 30, 2020 and December 31, 2019, the net fair value of these derivative contracts approximated $19.9 million and $16.3 million, respectively.
(3)The investment commitments have no specified call dates. The timing of capital calls is based on market conditions and investment opportunities.

Derivatives

Derivatives' notional or contract amounts are not reflected as assets or liabilities on our consolidated statements of financial condition. Rather, the fair value of the derivative transactions are reported on the consolidated statements of financial condition as assets or liabilities in financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased, as applicable. For a discussion of our activities related to derivative products, see Note 5 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Investment Commitments

We have investments, including those made as part of our merchant banking activities, in various limited partnerships or limited liability companies that provide financing or make investments in companies. We commit capital and/or act as the managing partner of these entities. We have committed capital of $66.1 million to certain entities and these commitments generally have no specified call dates.

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

We use internal committees to assist in governing risk and ensure that our business activities are properly assessed, monitored and managed. Our executive financial risk committee manages our market, liquidity and credit risks; oversees risk management practices related to these risks, including defining acceptable risk tolerances and approving risk management policies; and responds to market changes in a dynamic manner. Membership is comprised of senior leadership, including but not limited to, our Chief Executive Officer, President, Chief Financial Officer, Treasurer, Head of Market and Credit Risk, and Head of Fixed Income Trading and Risk. Other committees that help evaluate and monitor risk include underwriting, leadership team and operating committees. These committees help manage risk by ensuring that business activities are properly managed and within a defined scope of activity. Our valuation committee, comprised of members of senior management and risk management, provide oversight and overall responsibility for the internal control processes and procedures related to fair value measurements. Additionally, our operational risk committees address and monitor risk related to information systems and security, legal, regulatory and compliance matters, and third parties such as vendors and service providers.

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

Our different types of market risk include:

Interest Rate Risk — Interest rate risk represents the potential volatility from changes in market interest rates. We are exposed to interest rate risk arising from changes in the level and volatility of interest rates, changes in the slope of the yield curve, changes in credit spreads, and the rate of prepayments on our interest-earning assets (e.g., inventories) and our funding sources (e.g., short-term financing) which finance these assets. Interest rate risk is managed by selling short U.S. government securities, agency securities, corporate debt securities and derivative contracts. See Note 5 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on our derivative contracts. Our interest rate hedging strategies may not work in all market environments and as a result may not be effective in mitigating interest rate risk. Also, we establish limits on the notional level of our fixed income securities inventory and manage net positions within those limits.

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

	September 30,	December 31,
(Amounts in thousands)	2020	2019
Interest Rate Risk	$466	$428
Equity Price Risk	52	52
Diversification Effect (1)	(41)	(37)
Total Value-at-Risk	$477	$443
(1)Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated.

The aggregate VaR as of September 30, 2020 was higher than the reported VaR on December 31, 2019. The increase in VaR was due to our mix of inventory compared to the end of 2019.

We view average VaR over a period of time as more representative of trends in the business than VaR at any single point in time. The table below illustrates the daily high, low and average VaR calculated for each component of market risk during the nine months ended September 30, 2020 and the year ended December 31, 2019.

(Amounts in thousands)	High	Low	Average
For the Nine Months Ended September 30, 2020
Interest Rate Risk	$918	$207	$476
Equity Price Risk	66	41	53
Diversification Effect (1)			(41)
Total Value-at-Risk	$930	$223	$488

(Amounts in thousands)	High	Low	Average
For the Year Ended December 31, 2019
Interest Rate Risk	$792	$181	$432
Equity Price Risk	69	42	54
Diversification Effect (1)			(41)
Total Value-at-Risk	$808	$191	$445
(1)Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification effect would not be meaningful.

Trading losses exceeded our one-day VaR on 22 occasions during the first nine months of 2020.

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

We have concentrated counterparty credit exposure with four non-publicly rated entities totaling $26.1 million at September 30, 2020. This counterparty credit exposure is part of our matched-book derivative program related to our public finance underwriting business, consisting primarily of interest rate swaps. One derivative counterparty represented 84.4 percent, or $22.0 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

During the third quarter of our fiscal year ending December 31, 2020, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

The discussion of our legal proceedings contained in Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 is incorporated herein by reference.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below sets forth the information with respect to purchases made by or on behalf of Piper Sandler Companies or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended September 30, 2020.

				Total Number of Shares	Approximate Dollar
				Purchased as Part of	Value of Shares Yet to be
	Total Number of		Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased		Paid per Share	Plans or Programs	Plans or Programs (1)
Month #1
(July 1, 2020 to July 31, 2020)	205		$63.53	—	$141	million
Month #2
(August 1, 2020 to August 31, 2020)	46,958	(2)	$66.01	42,743	$138	million
Month #3
(September 1, 2020 to September 30, 2020)	16,711		$67.40	16,711	$137	million
Total	63,874		$66.36	59,454	$137	million
(1)Effective January 1, 2020, our board of directors authorized the repurchase of up to $150.0 million of common stock through December 31, 2021.
(2)Consists of 42,743 shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent at an average price of $65.00 per share, and 4,215 shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price of $76.23 per share.

ITEM 6.    EXHIBITS.

Exhibit Index
Exhibit		Method
Number	Description	of Filing

3.1	Amended and Restated Certificate of Incorporation.	(1)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	(2)
3.3	Amended and Restated Bylaws (as of January 3, 2020).	(3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer.	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith
32.1	Section 1350 Certifications.	Furnished herewith
101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.	Filed herewith
104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL.	Filed herewith
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

PIPER SANDLER COMPANIES

Date:	November 5, 2020	By	/s/ Chad R. Abraham
		Name	Chad R. Abraham
		Its	Chairman and Chief Executive Officer

Date:	November 5, 2020	By	/s/ Timothy L. Carter
		Name	Timothy L. Carter
		Its	Chief Financial Officer