Form 10-K
period 2020-12-31
PIPER SANDLER COMPANIES
filed 2021-02-25
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report.  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐ No  ☑
The aggregate market value of the 17,366,955 shares of the Registrant's Common Stock, par value $0.01 per share, held by non-affiliates based upon the last sale price, as reported on the New York Stock Exchange, of the Common Stock on June 30, 2020 was approximately $1.0 billion.
As of February 19, 2021, the registrant had 18,262,868 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its 2021 Annual Meeting of Shareholders to be held on May 21, 2021.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2020 (this "Form 10-K") contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements include, among other things, statements other than historical information or statements of current conditions and may relate to our future plans and objectives and results, and also may include our belief regarding the effect of various legal proceedings, as set forth under "Legal Proceedings" in Part I, Item 3 of this Form 10-K and in our subsequent reports filed with the Securities and Exchange Commission ("SEC"). Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under "Risk Factors" in Part I, Item 1A of this Form 10-K, as well as those factors discussed under "External Factors Impacting Our Business" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Form 10-K and in our subsequent reports filed with the SEC. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.

ITEM 1.     BUSINESS.

Overview

Piper Sandler Companies ("Piper Sandler") is an investment bank and institutional securities firm, serving the needs of corporations, private equity groups, public entities, non-profit entities and institutional investors in the U.S. and internationally. Founded in 1895, Piper Sandler provides a broad set of products and services, including financial advisory services; equity and debt capital markets products; public finance services; equity research and institutional brokerage; fixed income services; and private equity strategies. Our headquarters are located in Minneapolis, Minnesota and we have offices across the United States and international locations in London, Aberdeen and Hong Kong.

Our Business

We operate in one reportable segment providing investment banking and institutional sales, trading and research services for various equity and fixed income products.

•Investment Banking – For our corporate clients, we provide advisory services, which includes mergers and acquisitions; equity and debt private placements; and debt and restructuring advisory. We also help raise capital through equity and debt financings. We operate in the following focus sectors: healthcare; financial services; consumer; energy and renewables; diversified industrials and services; technology; and chemicals and materials, primarily focusing on middle-market clients. For our government and non-profit clients, we underwrite municipal issuances, provide municipal financial advisory and loan placement services, and offer various over-the-counter derivative products. Our public finance investment banking capabilities focus on state and local governments, cultural and social service non-profit entities, special districts, project financings, and the education, healthcare, hospitality, senior living and transportation sectors.

•Equity and Fixed Income Institutional Brokerage – We offer both equity and fixed income advisory and trade execution services for institutional investors and government and non-profit entities. Integral to our capital markets efforts, we have equity sales and trading relationships with institutional investors in North America and Europe that invest in our core sectors. Our research analysts provide investment ideas and support to our trading clients on approximately 900 companies. Fixed income services provides advice on balance sheet management, investment strategy and customized portfolio solutions. Our fixed income sales and trading professionals have expertise in municipal, corporate, mortgage, agency, treasury and structured product securities and cover a range of institutional investors. We principally engage in trading activities to facilitate customer needs.

•Alternative Asset Management Funds – We have created alternative asset management funds in merchant banking and energy in order to invest firm capital and to manage capital from outside investors.

Discontinued Operations

In the third quarter of 2019, we sold our traditional asset management subsidiary, Advisory Research, Inc. ("ARI"). ARI's results have been presented herein as discontinued operations for all prior periods presented. For further information on our discontinued operations, see Note 5 to our consolidated financial statements in Part II, Item 8 of this Form 10-K.

Financial Information about Geographic Areas

As of December 31, 2020, the substantial majority of our net revenues and long-lived assets were located in the U.S.

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

In addition, there is significant competition within the securities industry for obtaining and retaining the services of qualified employees. Our business is a human capital business, and attracting and retaining employees depends, among other things, on our company's culture, management, work environment, geographic locations and compensation.

Human Capital

Piper Sandler connects capital with opportunity to create value and build a better future, and our employees have been critical to achieving this mission throughout our 125-year operating history. We believe that great people working together as a team are our competitive advantage, and it is crucial that we continue to attract and retain talented employees. As part of these efforts, we strive to offer a competitive compensation and benefits program and training and development opportunities, foster a community where everyone feels included and empowered to do to their best work, and give employees the opportunity to give back to their communities.

As of December 31, 2020, we had 1,511 full-time employees, of which 1,451 were employed in the United States and 60 in the United Kingdom and Hong Kong. Approximately 1,130 of our employees were registered with the Financial Industry Regulatory Authority, Inc. ("FINRA") as of December 31, 2020. One key metric we use to benchmark our firm to industry peer companies is the number of investment banking managing directors. At December 31, 2020, we had 138 corporate investment banking managing directors.

Compensation and Benefits Program – Our compensation program is designed to attract, reward and retain employees who possess the skills necessary to support our business objectives and assist in the achievement of our strategic goals. We provide employees with competitive compensation packages that include base salary, annual incentive bonuses, length of service awards, and equity awards. For further information on the restricted shares we grant to employees as part of year-end compensation, see Note 20 to our consolidated financial statements in Part II, Item 8 of this Form 10-K. In addition to cash and equity compensation, we also offer benefits such as life and health (medical, dental and vision) insurance, paid time off, paid parental leave, health and wellness programs and a 401(k) plan. We believe our programs align both individual employees and long-term company performance with stockholder interests.

Training and Development – A core tenet of our talent system is to develop talent from within and to supplement with external candidates. We provide opportunities for employees to grow and build their careers through various training and development programs. We also have a talent and succession planning process, which is reviewed annually with our board of directors.

Diversity and Inclusion ("D&I") – At Piper Sandler, we believe that diverse teams with unique backgrounds, skills and experiences yield more innovative solutions. This is reflected in our commitment to attract, retain and develop a diverse and talented workforce in a high-quality, inclusive environment. We are focused on building an inclusive culture through a variety of initiatives supported by our D&I committee, including our hiring practices. Our employee networks also serve as a source of inclusion to support the acquisition of diverse talent both internally and externally. Each employee network is sponsored and supported by senior leaders across the firm.

Community Leadership – We are committed to contributing our talents and resources to serve the communities in which we live and work through the Piper Sandler Foundation, various charitable campaigns, employee programs and volunteerism. We believe that this commitment assists in our efforts to attract and retain employees.

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

We maintain subsidiaries that are registered as investment advisors with the SEC and subject to regulation and oversight by the SEC. Piper Jaffray Investment Management LLC ("PJIM"), PSC Capital Partners LLC, Piper Sandler Advisors LLC, Piper Heartland Healthcare Capital LLC and Piper Sandler Finance Management LLC are asset management subsidiaries and registered investment advisors. As registered investment advisors, these entities are subject to requirements that relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between advisor and advisory clients, as well as general anti-fraud prohibitions. Piper Sandler & Co. is also a registered investment advisor and subject to these requirements. Parallel General Partners Limited is the general partner of several private equity limited partnerships; it and the limited partnerships are registered and regulated by the GFSC.

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

Information About our Executive Officers

Information regarding our executive officers and their ages as of February 19, 2021, are as follows:

Name	Age	Position(s)
Chad R. Abraham	52	Chief Executive Officer
Debbra L. Schoneman	52	President
Timothy L. Carter	53	Chief Financial Officer
James P. Baker	53	Global Co-Head of Investment Banking and Capital Markets
Jonathan J. Doyle	55	Vice Chairman and Head of Financial Services Group
John W. Geelan	45	General Counsel and Secretary
R. Scott LaRue	60	Global Co-Head of Investment Banking and Capital Markets

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

Additional Information

Our principal executive offices are located at 800 Nicollet Mall, Suite 900, Minneapolis, Minnesota 55402, and our general telephone number is (612) 303-6000. We maintain an Internet Web site at http://www.pipersandler.com. The information contained on and connected to our Web site is not incorporated into this Form 10-K. We make available free of charge on or through our Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and all other reports we file with the SEC, as soon as reasonably practicable after we electronically file these reports with, or furnish them to, the SEC. Such reports are also available on the SEC's Web site at http://www.sec.gov. "Piper Sandler," the "Company," "registrant," "we," "us" and "our" refer to Piper Sandler Companies and our subsidiaries. The Piper Sandler logo and the other trademarks, tradenames and service marks of Piper Sandler mentioned in this report or elsewhere, including, but not limited to, PIPER SANDLERSM, PIPER JAFFRAY®, REALIZE THE POWER OF PARTNERSHIP®, SANDLER O'NEILL®, SANDLER O'NEILL & PARTNERS®, SANDLER O'NEILL MORTGAGE FINANCE®, TRSSM, TRS ADVISORSSM, SIMMONS ENERGY | A DIVISION OF PIPER SANDLERSM, SIMMONS ENERGY | A DIVISION OF PIPER JAFFRAY®, SIMMONS ENERGYSM, SIMMONS & COMPANY INTERNATIONAL®, SIMMONSCO-INTL®, PIPER SANDLER FINANCESM, PIPER JAFFRAY FINANCESM, PJIM®, PIPER SANDLER BIOINSIGHTSSM, PIPER JAFFRAY BIOINSIGHTSSM, BIOINSIGHTSSM, TAKING STOCK WITH TEENS®, HEALTHY ACTIVE AND SUSTAINABLE LIVING® and GUIDES FOR THE JOURNEY® are the property of Piper Sandler.

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

Strategic and Market Risk

Our business success depends in large part upon the strategic decisions made by our executive management, the alignment of business plans developed to act upon those decisions, and the quality of implementation of these business plans. Strategic risk represents the risk associated with our executive management failing to develop and execute on the appropriate strategic vision which demonstrates a commitment to our culture, leverages our core competencies, appropriately responds to external factors in the marketplace, and is in the best interests of our company. In setting out and executing upon a strategic vision for our business, we are faced with a number of inherent risks, including risks relating to external events and market and economic conditions, competition, and business performance that could all negatively affect our ability to execute on our strategic decisions and, therefore, our future financial condition or results of operations. The risks related to external events and overall market and economic conditions are referred to as market, or systemic, risk. The following are those material risk factors that we have identified that could pose a risk to our strategic vision, and the market risks that may impact execution of our strategy.

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

Economic and market conditions have had, and will continue to have, a direct and material impact on our results of operations and financial condition because performance in the financial services industry is heavily influenced by the overall strength of economic conditions and financial market activity. For example:

•Following the outbreak of the COVID-19 pandemic in March 2020, nearly every sector of the global and U.S. economy was negatively impacted. The uncertainty surrounding the effects and course of the pandemic, and the measures enacted to mitigate its spread, including travel restrictions, quarantines, stay-at-home orders, and business shutdowns resulted in almost unprecedented short-term dislocations in, and a slowdown of, global and U.S. economic activity. Business uncertainty over the length and severity of the pandemic and the timing of the eventual economic recovery resulted in a severe decline in our advisory (i.e., mergers and acquisitions) revenue during the second and third quarters of 2020. This decline was largely off-set by improved performance by our capital markets, institutional brokerage, and public finance businesses, which benefitted from accommodative market conditions created by the efforts of the U.S. federal government to support the markets and economy. Although we currently believe that the U.S. economy will continue to recover from COVID-19 and its related impacts in 2021, we also believe that the economic recovery and growth will be dependent on the trajectory of vaccine distribution and administration. Widespread concern or doubts in the market about the pace or ability of normal economic activity to resume, or the efficacy or adequacy of the government measures enacted to support the U.S. and global economy, could further erode the outlook for macroeconomic conditions and business confidence, and negatively impact our equities investment banking revenues. In addition, to the extent that the primary sectors that are covered by our equities investment banking business take longer to recover due to the erosion of economic conditions in those sectors, such as the energy or consumer sectors, our equities investment banking business could continue to be negatively impacted even after other sectors begin to experience a recovery.

•Our equities investment banking revenue from our advisory and equity capital markets businesses is directly related to macroeconomic conditions and corresponding financial market activity. When the outlook for macroeconomic conditions is uncertain or negative, financial market activity generally tends to decrease, which can reduce our equities investment banking revenues. As an example, a significant portion of our equities investment banking revenues in recent years has been derived from advisory engagements in our focus sectors, and activity in this area is highly correlated to the macroeconomic environment and market conditions. Reduced expectations of U.S. economic growth and recovery from the COVID-19 pandemic or a further decline in the global macroeconomic outlook could cause financial market activity to decrease and negatively affect our equities investment banking revenues. In addition, global macroeconomic conditions and U.S. financial markets remain vulnerable to the potential risks posed by exogenous shocks in addition to COVID-19, which could include, among other things, political or social unrest or financial uncertainty in the United States and the European Union, complications involving terrorism and armed conflicts around the world, or other challenges to global trade or travel. More generally, because our business is closely correlated to the macroeconomic outlook, a significant deterioration in that outlook or an exogenous shock would likely have an immediate and significant negative impact on our equities investment banking business and our overall results of operations, as we experienced with the outbreak of COVID-19 in 2020.

•U.S. equity markets experienced severe volatility during 2020, with historic declines caused by the outbreak of COVID-19, followed quickly by dramatic increases on the basis of the response by the U.S. federal government to support the markets and economy as well as increased understanding of the impact and scope of the pandemic. Our equities capital markets business was able to take full advantage of these accommodative market conditions in the second half of the year as our clients sought to access U.S. equity markets at favorable valuations, which contributed positively to our operating results for the year. However, if volatility in the U.S. equity markets were to return or increase in 2021, whether due to the concerns about the course of the COVID-19 pandemic, the outlook for the U.S. or global economic recovery, or public equity valuations, or due to some other exogenous shock, companies may find it more difficult to raise capital from public equity markets, which could have a negative impact on our equity capital markets business and our overall results of operations. In addition, in 2020, the healthcare sector was a significant contributor to our equity capital markets results, and any significant equity market volatility or moderation that specifically impacts that sector for any reason, including concerns over equity valuations or negative developments that result from legislative or regulatory actions taken by the new U.S. presidential administration, could have a negative impact on our results of operations.

It is difficult to predict the economic and market conditions for 2021, which are dependent upon the pace of global and U.S. economic recovery from COVID-19 and geopolitical events globally. Our smaller scale and the cyclical nature of the economy and the financial services industry leads to volatility in our financial results, including our operating margins, compensation ratios, business mix, and revenue and expense levels. Our financial performance may be limited by the fixed nature of certain expenses, the impact from unanticipated losses or expenses during the year, our business mix, and the inability to scale back costs in a timeframe to match decreases in revenue-related changes in market and economic conditions. As a result, our financial results may vary significantly from quarter to quarter and year to year.

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

Our results for a particular period may be disproportionately impacted by declines in specific sectors of the U.S. or global economy, or for certain products within the financial services industry, due to our business mix and focus areas. For example:

•Our equities investment banking business focuses on specific sectors, including healthcare, financial services, energy and renewables, consumer, diversified industrials and services, technology, and chemicals and materials. Volatility, uncertainty, or slowdowns in any of these sectors may adversely affect our business, sometimes disproportionately, and may cause volatility in the net revenues we receive from our corporate advisory and capital markets activities. Both the healthcare and financial services sectors are significant contributors to our overall results, and negative developments in either of these sectors, including but not limited to negative developments that result from legislative or regulatory actions taken by the new U.S. presidential administration, would materially and disproportionately impact our equities investment banking results, even if general economic conditions were strong. In addition, we may not participate, or may participate to a lesser degree than other firms, in sectors that experience significant activity, such as real estate, and our operating results may not correlate with the results of other firms that participate in these sectors.

•Our public finance investment banking business depends heavily upon conditions in the municipal market. It focuses on investment banking activity in sectors that include state and local government, education, senior living, healthcare, transportation, and hospitality sectors, with an emphasis on transactions with a par value of $500 million or less. Concerns about U.S. economic growth or recovery from the COVID-19 pandemic could have a disproportionate impact on high-yield sectors, which could have a negative impact on our public finance business. Further, the enactment, or the threat of enactment, of any legislation that alters the financing alternatives available to local or state governments or tax-exempt organizations through the elimination or reduction of tax-exempt bonds could have a negative impact on our results of operations in these businesses.

•Our fixed income institutional business derives its revenue from sales and trading activity in the municipal and taxable markets and from hybrid preferreds and government agency products. Our operating results for our fixed income institutional business may not correlate with the results of other firms or the fixed income market generally because we do not participate in significant segments of the fixed income markets such as credit default swaps, corporate high-yield bonds, currencies or commodities.

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

The financial services industry remains highly competitive, and our revenues and profitability may suffer if we are unable to compete effectively. We generally compete on the basis of such factors as quality of advice and service, reputation, price, product selection, transaction execution and financial resources. Pricing and other competitive pressures in investment banking, including the use of multiple book runners, co-managers, and multiple financial advisors handling transactions, have affected and could continue to adversely affect our revenues.

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

Our institutional brokerage business is subject to pricing pressures.

The ability to execute trades electronically and through alternative trading systems and competitive pressures on our clients have increased the pressure on trading commissions and spreads within the equities institutional brokerage business over the past few years. We expect to continue to experience pricing and other competitive pressures in our equities and fixed income institutional brokerage businesses in the future. In addition, we will need to continue to invest in these businesses in order to continue to meet our clients’ needs and maintain sufficient scale.

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

Human Capital Risk

Our business is a human capital business, and, therefore, our future financial condition and results of operations are significantly dependent upon our employees and their actions. Our success depends on the skills, expertise, and performance of our employees. Human capital risks represent the risks posed if we fail to attract and retain qualified individuals who are motivated to serve the best interests of our clients, thereby serving the best interests of our company, as well as the risks posed if our culture fails to encourage such behavior. Human capital risk is also present where we fail to detect and prevent employees from acting contrary to our policies and procedures, for example, if an employee were to inadequately safeguard or misuse our clients' confidential information. Any failure by us in creating and maintaining a culture that emphasizes serving our clients' best interests or detecting or preventing employees from engaging in behaviors that run counter to that culture might lead to reputational damage for our firm. The following are those material human capital risk factors that we have identified that could pose a risk to us.

Our ability to attract, develop and retain highly skilled and productive employees, develop the next generation of our business leadership, and instill and maintain a culture of ethics is critical to the success of our business.

Historically, the market for qualified employees within the financial services industry has been marked by intense competition, and the performance of our business may suffer to the extent we are unable to attract, retain, and develop productive employees, given the relatively small size of our company and our employee base compared to some of our competitors and the geographic locations in which we operate. The primary sources of revenue in each of our business lines are fees earned on advisory and underwriting transactions and customer accounts managed by our employees, who have historically been recruited by other firms and in certain cases are able to take their client relationships with them when they change firms. In some areas of our business, a small number of employees are responsible for producing a significant amount of revenue, and the loss of any of these employees could adversely affect our results of operations.

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

Liquidity and Credit Risk

Two of our principal categories of risk as a broker dealer are liquidity and credit risk, each of which can have a material impact on our results of operations and viability as a business. We believe that the effective management of liquidity and credit is fundamental to the financial health of our firm. With respect to liquidity risk, it impacts our ability to timely access necessary funding sources in order to operate our business and our ability to timely divest securities that we hold in connection with our market-making and sales and trading activities. Credit risk, as distinguished from liquidity risk, is the potential for loss due to the default or deterioration in credit quality of a counterparty, customer, client, borrower, or issuer of securities we hold in our trading inventory. The nature and amount of credit risk depends on the type of transaction, the structure and duration of that transaction and the parties involved. The following are the material liquidity and credit risk factors that we have identified that could pose a risk to us.

An inability to access capital readily or on terms favorable to us could impair our ability to fund operations and could jeopardize our financial condition and results of operations.

Liquidity, or ready access to funds, is essential to our business. To fund our business, we rely on financing provided by Pershing LLC ("Pershing") under our fully disclosed clearing agreement, as well as bank financing, commercial paper, and other funding sources. The financing provided by Pershing is at Pershing's discretion (i.e., uncommitted) and could be denied without prior notice. To help mitigate this risk, during 2019, the Company issued $175 million of unsecured fixed rate senior notes as financing for general corporate purposes, including to finance a portion of our acquisition of Sandler O'Neill & Partners, L.P. in early 2020. In January 2021, we increased the size of our unsecured revolving credit facility from $50 million to $65 million, and we intend to use the facility for working capital and general corporate purposes. Our broker dealer subsidiary also renewed a $100 million committed credit facility in December 2020 for an additional twelve months.

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

Concentration of risk increases the potential for significant losses in our sales and trading, alternative asset management, merchant banking, credit underwriting and syndication platform, and underwriting businesses. We have committed capital to these businesses, and we may take substantial positions in particular types of securities and/or issuers. This concentration of risk may cause us to suffer losses even when economic and market conditions are generally favorable for our competitors. Further, disruptions in the credit markets can make it difficult to hedge exposures effectively and economically.

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

Particular activities or products within our business expose us to increased credit risk, including inventory positions, interest rate swap contracts with customer credit exposure, counterparty risk with one major financial institution related to customer interest rate swap contracts without customer credit exposure, investment banking and advisory fee receivables, liquidity providers on variable rate demand notes we remarket, and similar activities. With respect to interest rate swap contracts with customer credit exposure, we have retained the credit exposure with four non-publicly rated counterparties totaling $24.0 million at December 31, 2020 as part of our matched-book interest rate swap program. In the event of a termination of the contract, the counterparty would owe us the applicable amount of the credit exposure. If our counterparty is unable to make its payment to us, we would still be obligated to pay our hedging counterparty, resulting in credit losses. Non-performance by our counterparties, clients and others, including with respect to our inventory positions and interest rate swap contracts with customer credit exposures, could result in losses, potentially material, and thus have a significant adverse effect on our business and results of operations.

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

Our underwriting and alternative asset management activities expose us to risk of loss.

We engage in a variety of activities in which we commit or invest our own capital, including underwriting and alternative asset management. In our role as underwriter for equity and fixed income securities, we commit to purchase securities from the issuer or one or more holders of the issuer's securities, and then sell those securities to other investors or into the public markets, as applicable. Our underwriting activities, including bought deal transactions and equity block trading activities, expose us to the risk of loss if the price of the security falls below the price we purchased the security before we are able to sell all of the securities that we purchased. For example, as an underwriter, or, with respect to equity securities, a block positioner, we may commit to purchasing securities from an issuer or one or more holders of the issuer's securities without having found purchasers for some or all of the securities. In those instances, we may find that we are unable to sell the securities at a price equal to or above the price at which we purchased the securities, or with respect to certain securities, at a price sufficient to cover our hedges. With respect to alternative asset management, our ability to withdraw our capital from these investments may be limited, and we may not be able to realize our investment objectives by sale or disposition at attractive prices, increasing our risk of losses. Our joint venture entities that underwrite and syndicate client debt may hold a portion of such debt after syndication, and our invested capital is exposed to a risk of loss to the extent that the debt is ultimately not repaid.

Our results from these activities may vary from quarter to quarter. We may incur significant losses from our underwriting and alternative asset management due to equity or fixed income market fluctuations and volatility from quarter to quarter, or from a deterioration in specific business subsectors or the economy more generally. In addition, we may engage in hedging transactions that, if not successful, could result in losses; and the hedges we purchase to counterbalance market rate changes in certain inventory positions are not perfectly matched to the positions being hedged, which could result in losses.

Use of derivative instruments as part of our financial risk management techniques may not effectively hedge the risks associated with activities in certain of our businesses.

We use interest rate swaps, interest rate locks, U.S. Treasury bond futures and options, and equity option contracts as a means to manage risk in certain inventory positions and to facilitate customer transactions. With respect to risk management, we enter into derivative contracts to hedge interest rate and market value risks associated with our security positions, including fixed income inventory positions we hold both for facilitating client activity. The instruments currently use interest rates based upon the Municipal Market Data ("MMD"), London Interbank Offered Rate ("LIBOR") or Securities Industry and Financial Markets Association ("SIFMA") index. Generally, we do not hedge all of our interest rate risk. In addition, these hedging strategies may not work in all market environments and as a result may not be effective in mitigating interest rate and market value risk, especially when market volatility reduces the correlation between a hedging vehicle and the securities inventory being hedged.

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

Operational Risk

Operational risk is the risk of loss, or damage to our reputation, resulting from inadequate or failed processes, people and systems or from external events. Such loss or reputational damage could negatively impact our future financial condition and results of operations. The following are those material operational risk factors that we have identified that could pose a risk to us.

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

In 2020, nearly 90% of our workforce transitioned to a work-from-home environment in response to the COVID-19 pandemic, which entailed significant investments and potentially presented heightened cybersecurity, information security, and operational risks which we needed to manage. Although we successfully managed that transition, a similar disruption in the infrastructure that supports our business due to fire, natural disaster, health emergency (e.g., a disease pandemic), power or communication failure, act of terrorism or war may affect our ability to service and interact with our clients. If we are not able to implement contingency plans effectively, any such disruption could harm our results of operations.

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

We have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors regarding our internal control over financial reporting. We are in compliance with Section 404 of the Sarbanes-Oxley Act as of December 31, 2020. However, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to maintain an effective internal control environment could materially adversely affect our business.
Legal and Regulatory Risk

Legal and regulatory risk includes the risk of non-compliance with applicable legal and regulatory requirements and the loss to our reputation we may suffer as a result of failure to comply with laws, regulations, rules, related SRO standards and codes of conduct applicable to our business activities. It also includes the risk that legislation could reduce or eliminate certain business activities that we are currently engaged in, which could negatively impact our future financial condition or results of operation. The following are those material legal and regulatory risk factors that we have identified that could pose a risk to us.

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

As a participant in the financial services industry, we are subject to complex and extensive regulation of many aspects of our business by U.S. federal and state regulatory agencies, SROs (including securities exchanges) and by foreign governmental agencies, regulatory bodies and securities exchanges. Specifically, our operating subsidiaries include broker dealer and related securities entities organized in the United States, the United Kingdom, and Hong Kong. Each of these entities is registered or licensed with the applicable local regulator and is subject to all of the applicable rules and regulations promulgated by those authorities. In addition, our asset management subsidiaries, PJIM, PSC Capital Partners LLC, Piper Sandler Advisors LLC, Piper Heartland Healthcare Capital LLC and Piper Sandler Finance Management LLC, as well as Piper Sandler & Co., are registered as investment advisors with the SEC and subject to the regulation and oversight by the SEC, and we have an additional asset management subsidiary subject to regulation in Guernsey.

Generally, the requirements imposed by our regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us. These requirements are not designed to protect our shareholders. Consequently, broker dealer regulations often serve to limit our activities, through net capital, customer protection and market conduct requirements and restrictions on the businesses in which we may operate or invest. We also must comply with asset management regulations, including requirements related to fiduciary duties to clients, record-keeping and reporting and customer disclosures. Compliance with many of these regulations entails a number of risks, particularly in areas where applicable regulations may be newer or unclear. In addition, regulatory authorities in all jurisdictions in which we conduct business may intervene in our business and we, and our employees, could be fined or otherwise disciplined for violations or prohibited from engaging in some of our business activities.

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

Proposed changes in laws or regulations relating to our business could decrease, perhaps significantly, the revenue that we receive from certain products or services that we provide, or otherwise have a material adverse effect on our results of operations. Both the healthcare and financial services sectors are significant contributors to our overall results, and negative developments in either of these sectors, including but not limited to negative developments that result from legislative or regulatory actions taken by the new U.S. presidential administration, could negatively affect our results of operations, even if general economic conditions were strong.

The business operations that we conduct outside of the United States subject us to unique risks.

When we conduct business outside the United States, we are subject to risks, including, without limitation, the risk that we will be unable to provide effective operational support to these business activities, the risk of noncompliance with foreign laws and regulations, and the general economic and political conditions in countries where we conduct business, which may differ significantly from those in the United States. For example, the effect of Brexit is still developing and could require us to obtain additional regulatory licenses or impose new restrictions on our ability to conduct business in Europe.

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

Other Risks to Our Shareholders

The following are additional risk factors that we have identified that could pose a material risk to us or our shareholders.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.     PROPERTIES.

As of February 19, 2021, we conducted our operations through 63 principal offices in 30 states, and the District of Columbia, and in London, Aberdeen and Hong Kong. All of our offices are leased. Our principal executive office is located at 800 Nicollet Mall, Suite 900, Minneapolis, Minnesota 55402 and, as of February 19, 2021, comprises approximately 124,000 square feet of space under a lease which expires November 30, 2025, with an early termination option effective January 31, 2023.

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

Litigation-related expenses include amounts we reserve and/or pay out as legal and regulatory settlements, awards or judgments, and fines. Parties who initiate litigation and arbitration proceedings against us may seek substantial or indeterminate damages, and regulatory investigations can result in substantial fines being imposed on us. We reserve for contingencies related to legal proceedings at the time and to the extent we determine the amount to be probable and reasonably estimable. However, it is inherently difficult to predict accurately the timing and outcome of legal proceedings, including the amounts of any settlements, judgments or fines. We assess each proceeding based on its particular facts, our outside advisors' assessment and our past experience with similar matters, and expectations regarding the current legal and regulatory environment and other external developments that might affect the outcome of a particular proceeding or type of proceeding. Subject to the foregoing, we believe, based on our current knowledge, after appropriate consultation with outside legal counsel and taking into account our established reserves, that pending legal actions, investigations and regulatory proceedings, will be resolved with no material adverse effect on our consolidated financial condition, results of operations or cash flows. However, there can be no assurance that our assessments will reflect the ultimate outcome of pending proceedings, and the outcome of any particular matter may be material to our operating results for any particular period, depending, in part, on the operating results for that period and the amount of established reserves. Reasonably possible losses in excess of amounts accrued at December 31, 2020 are not material. We generally have denied, or believe that we have meritorious defenses and will deny, liability in all significant cases currently pending against us, and we intend to vigorously defend such actions.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol "PIPR."

Shareholders

We had 10,167 shareholders of record and approximately 30,137 beneficial owners of our common stock as of February 19, 2021.

Dividend Policy

Our board of directors has approved a dividend policy with the intention of returning between 30 percent and 50 percent of our adjusted net income from the previous fiscal year to shareholders. This includes the payment of a quarterly and an annual special cash dividend, payable in the first quarter of each year.

Our board of directors has declared a special cash dividend on our common stock of $1.85 per share related to 2020 adjusted net income. This special dividend will be paid on March 12, 2021, to shareholders of record as of the close of business on March 3, 2021. Including this special cash dividend and the regular quarterly dividends totaling $1.25 per share paid during 2020, we will have returned $3.10 per share, or approximately 31 percent of our fiscal year 2020 adjusted net income to shareholders. In addition, our board of directors has declared a quarterly cash dividend on our common stock of $0.40 per share to be paid on March 12, 2021, to shareholders of record as of the close of business on March 3, 2021.

Our board of directors is free to change our dividend policy at any time. Restrictions on our U.S. broker dealer subsidiary's ability to pay dividends are described in Note 23 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Piper Sandler Companies or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the quarter ended December 31, 2020.

			Total Number of Shares	Approximate Dollar
			Purchased as Part of	Value of Shares Yet to be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs (1)
Month #1
(October 1, 2020 to October 31, 2020)	—	$—	—	$137
Month #2
(November 1, 2020 to November 30, 2020)	2,637	$92.60	—	$137
Month #3
(December 1, 2020 to December 31, 2020)	—	$—	—	$137
Total	2,637	$92.60	—	$137
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

The following graph compares the performance of an investment in our common stock from December 31, 2015 through December 31, 2020, with the S&P 500 Index and the S&P 500 Diversified Financials Index. The graph assumes $100 was invested on December 31, 2015, in each of our common stock, the S&P 500 Index and the S&P 500 Diversified Financials Index and that all dividends were reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

FIVE YEAR TOTAL RETURN FOR PIPER SANDLER COMPANIES COMMON STOCK,
THE S&P 500 INDEX AND THE S&P DIVERSIFIED FINANCIALS INDEX

$300
$250
$200
$150
$100
$50
$0
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
PIPR
S&P 500 Index
S&P 500 Diversified Financials

Company/Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Piper Sandler Companies	$100	$179.46	$217.54	$172.52	$213.72	$277.06
S&P 500 Index	100	111.96	136.40	130.42	171.49	203.04
S&P 500 Diversified Financials	100	120.55	150.56	135.62	168.94	188.14

ITEM 6.     SELECTED FINANCIAL DATA.

None.

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

Item 7 in this Form 10-K discusses our 2020 and 2019 results and the year-over-year comparisons between 2020 and 2019. Discussion of our 2018 results and the year-over-year comparisons between 2019 and 2018 can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020.

Explanation of Non-GAAP Financial Measures

We have included financial measures that are not prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). These non-GAAP financial measures include adjustments to exclude (1) revenues and expenses related to noncontrolling interests, (2) interest expense on long-term financing from net revenues, (3) amortization of intangible assets related to acquisitions, (4) compensation and non-compensation expenses from acquisition-related agreements, (5) acquisition-related restructuring and integration costs and (6) discontinued operations. The adjusted weighted average diluted shares outstanding used in the calculation of non-GAAP earnings per diluted common share contains an adjustment to include the common shares for unvested restricted stock awards with service conditions granted pursuant to the acquisitions of SOP Holdings, LLC and its subsidiaries, including Sandler O'Neill & Partners, L.P. (collectively, "Sandler O'Neill") and The Valence Group ("Valence"). These adjustments affect the following financial measures: net revenues, compensation expenses, non-compensation expenses, income tax expense, net income applicable to Piper Sandler Companies, earnings per diluted common share, non-interest expenses, pre-tax income and pre-tax margin. Management believes that presenting these results and measures on an adjusted basis in conjunction with the corresponding U.S. GAAP measures provides the most meaningful basis for comparison of our operating results across periods and enhances the overall understanding of our current financial performance by excluding certain items that may not be indicative of our core operating results. The non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of financial performance prepared in accordance with U.S. GAAP.

Executive Overview

Overview of Operations – Our continuing operations principally consist of providing investment banking and institutional brokerage services to corporations, private equity groups, public entities, non-profit entities and institutional investors in the United States and Europe. We operate through one reportable business segment.

Investment banking services include financial advisory services, management of and participation in underwritings and municipal financing activities. Revenues are generated through the receipt of advisory and financing fees. Institutional sales, trading and research services focus on the trading of equity and fixed income products with institutions, government and non-profit entities. Revenues are generated through commissions and sales credits earned on equity and fixed income institutional sales activities, net interest revenues on trading securities held in inventory, profits and losses from trading these securities, and research checks as clients pay us for research services and corporate access offerings. Also, we have historically generated revenue through strategic trading activities, which focused on investments in municipal bonds; however, we ceased these activities in the first half of 2020. In order to invest firm capital and to manage capital from outside investors, we have created alternative asset management funds in merchant banking, which involve equity investments in late stage private companies, and in the energy sector, whose principal activity is to invest in oil and gas services companies headquartered in Europe. We receive management and performance fees for managing these funds, as well as investment gains and losses.

Discontinued Operations – Discontinued operations includes the operating results of ARI, our traditional asset management subsidiary which we sold in the third quarter of 2019. See Note 5 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of our discontinued operations.

Our Business Strategy – Our long-term strategic objectives are to drive revenue growth, build a stronger and more durable platform, continue to gain market share, and maximize shareholder value. In order to meet these objectives, we are focused on the following:

•Continuing to transform our business through strategic investments and selectively adding partners who share our client-centric culture and who can leverage our platform to better serve clients;
•Growing our investment banking platform through market share gains, accretive combinations, developing internal talent, and continued sector and geographic expansion. We also believe there is an opportunity to capitalize on the strength of our U.S. franchises by expanding in Europe;
•Leveraging the scale within the equity brokerage and fixed income services platforms, driven by our recently expanded client base and product offerings, to grow market share; and
•Prudently managing capital to maintain our balance sheet strength with ample liquidity and flexibility through all market conditions.

Strategic Activities – During 2019 and 2020, we took the following important steps in the execution of our business strategy.

•On December 31, 2020, we completed the acquisition of TRS Advisors LLC ("TRS"), an advisory firm offering restructuring and reorganization services to companies in public, private and governmental settings. The transaction expands the scale of our restructuring advisory business.
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

Financial Highlights

	Year Ended December 31,
(Amounts in thousands, except per share data)			2020
	2020	2019	v2019
U.S. GAAP
Net revenues	$1,238,213	$834,566	48.4%
Compensation and benefits	877,462	516,090	70.0
Non-compensation expenses	292,203	199,497	46.5
Income from continuing operations before income tax expense	68,548	118,979	(42.4)
Net income applicable to Piper Sandler Companies	40,504	111,711	(63.7)
Earnings per diluted common share	$2.72	$7.69	(64.6)

Ratios and margin
Compensation ratio	70.9%	61.8%
Non-compensation ratio	23.6%	23.9%
Pre-tax margin	5.5%	14.3%

Non-GAAP (1)
Adjusted net revenues	$1,234,960	$825,645	49.6%
Adjusted compensation and benefits	764,066	510,952	49.5
Adjusted non-compensation expenses	220,606	176,458	25.0
Adjusted operating income	250,288	138,235	81.1
Adjusted net income applicable to Piper Sandler Companies	177,555	106,197	67.2
Adjusted earnings per diluted common share	$10.02	$7.36	36.1

Adjusted ratios and margin
Adjusted compensation ratio	61.9%	61.9%
Adjusted non-compensation ratio	17.9%	21.4%
Adjusted operating margin	20.3%	16.7%

See the "Results of Operations" section for additional information.

(1)Reconciliation of U.S. GAAP to adjusted non-GAAP financial information

	Year Ended December 31,
(Amounts in thousands, except per share data)	2020	2019
Net revenues:
Net revenues – U.S. GAAP basis	$1,238,213	$834,566
Adjustments:
Revenue related to noncontrolling interests	(12,881)	(10,769)
Interest expense on long-term financing	9,628	1,848
Adjusted net revenues	$1,234,960	$825,645

Compensation and benefits:
Compensation and benefits – U.S. GAAP basis	$877,462	$516,090
Adjustments:
Compensation from acquisition-related agreements	(113,396)	(5,138)
Adjusted compensation and benefits	$764,066	$510,952

Non-compensation expenses:
Non-compensation expenses – U.S. GAAP basis	$292,203	$199,497
Adjustments:
Non-compensation expenses related to noncontrolling interests	(4,029)	(4,306)
Acquisition-related restructuring and integration costs	(10,755)	(14,321)
Amortization of intangible assets related to acquisitions	(44,728)	(4,298)
Non-compensation expenses from acquisition-related agreements	(12,085)	(114)
Adjusted non-compensation expenses	$220,606	$176,458

Income from continuing operations before income tax expense:
Income from continuing operations before income tax expense – U.S. GAAP basis	$68,548	$118,979
Adjustments:
Revenue related to noncontrolling interests	(12,881)	(10,769)
Interest expense on long-term financing	9,628	1,848
Non-compensation expenses related to noncontrolling interests	4,029	4,306
Compensation from acquisition-related agreements	113,396	5,138
Acquisition-related restructuring and integration costs	10,755	14,321
Amortization of intangible assets related to acquisitions	44,728	4,298
Non-compensation expenses from acquisition-related agreements	12,085	114
Adjusted operating income	250,288	138,235
Interest expense on long-term financing	(9,628)	(1,848)
Adjusted income before adjusted income tax expense	$240,660	$136,387

Net income applicable to Piper Sandler Companies:
Net income applicable to Piper Sandler Companies – U.S. GAAP basis	$40,504	$111,711
Adjustment to exclude net income from discontinued operations	—	23,772
Net income from continuing operations	$40,504	$87,939
Adjustments:
Compensation from acquisition-related agreements	85,940	4,124
Acquisition-related restructuring and integration costs	8,712	10,770
Amortization of intangible assets related to acquisitions	33,383	3,250
Non-compensation expenses from acquisition-related agreements	9,016	114
Adjusted net income applicable to Piper Sandler Companies	$177,555	$106,197

	Year Ended December 31,
(Amounts in thousands, except per share data)	2020	2019
Earnings per diluted common share:
Earnings per diluted common share – U.S. GAAP basis	$2.72	$7.69
Adjustment to exclude net income from discontinued operations	—	1.65
Income from continuing operations	$2.72	$6.05
Adjustment for inclusion of unvested acquisition-related stock	(1.89)	—
Adjustment related to participating shares (1)	—	0.04
	$0.83	$6.09
Adjustments:
Compensation from acquisition-related agreements	5.76	0.29
Acquisition-related restructuring and integration costs	0.58	0.75
Amortization of intangible assets related to acquisitions	2.24	0.23
Non-compensation expenses from acquisition-related agreements	0.61	0.01
Adjusted earnings per diluted common share	$10.02	$7.36

Weighted average diluted common shares outstanding:
Weighted average diluted common shares outstanding – U.S. GAAP basis	14,901	13,937
Adjustment:
Unvested acquisition-related restricted stock with service conditions	2,814	—
Adjusted weighted average diluted common shares outstanding	17,715	13,937

(1)     A non-GAAP measure for which the adjustment related to participating shares excludes the impact of the annual special cash dividend paid in the first quarter.

Market Data

The following table provides a summary of relevant market data over the past three years.

				2020	2019
Year Ended	2020	2019	2018	v2019	v2018
S&P 500 (a)	3,756	3,231	2,507	16.2%	28.9%
Nasdaq (a)	12,888	8,973	6,635	43.6%	35.2%
Mergers and Acquisitions - Middle Market
(number of transactions in U.S.) (b)	2,971	3,009	3,051	(1.3)%	(1.4)%
Public Equity Offerings
(number of transactions in U.S.) (c)	1,285	887	979	44.9%	(9.4)%
Initial Public Offerings
(number of transactions in U.S.) (d)	436	206	226	111.7%	(8.8)%
U.S. Equity Capital Markets Fee Pool - Sub-$5 billion
(dollars in millions) (e)	$9,014	$4,379	$5,009	105.8%	(12.6)%
Municipal Negotiated Issuances
(number of transactions in U.S.) (f)	8,861	7,505	5,872	18.1%	27.8%
Municipal Negotiated Issuances
(value of transactions in billions in U.S.) (f)	$390	$327	$264	19.2%	23.9%
Average CBOE Volatility Index (VIX)	29	15	17	93.3%	(11.8)%
NYSE Average Daily Number of Shares Traded
(millions of shares)	2,402	1,690	1,708	42.1%	(1.1)%
Nasdaq Average Daily Number of Shares Traded
(millions of shares)	2,010	1,381	1,428	45.5%	(3.3)%
10-Year Treasury Average Rate	0.81%	2.14%	2.91%	(62.1)%	(26.5)%
3-Month Treasury Average Rate	0.25%	2.11%	1.97%	(88.2)%	7.1%
Average 10-Year Municipal-Treasury Ratio (g)	1.22	0.79	0.85	54.4%	(7.1)%
(a)Data provided is at period end.
(b)Source: Refinitiv (transactions with reported deal value between $100 million and $1 billion and transactions with an undisclosed deal value that had a financial advisor).
(c)Source: Dealogic and Piper Sandler Equity Capital Markets (IPOs, follow-on offerings and convertible offerings with reported deal value greater than $10 million).
(d)Source: Dealogic and Piper Sandler Equity Capital Markets (offerings with reported deal value greater than $10 million).
(e)Source: Dealogic and Piper Sandler Equity Capital Markets (IPOs, follow-on offerings and convertible offerings with deal values greater than $10 million and PIPEs/RDs greater than $5 million for sub-$5 billion market cap issuers; SPAC IPO fees are represented as the standard two percent upfront fee unless noted differently on the IPO cover).
(f)Source: Refinitiv (sole/senior negotiated and private placement transactions).
(g)Calculated based on the 10-year Municipal Market Data (MMD) index rate divided by the 10-year treasury rate.

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

Outlook for 2021

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

The U.S. federal government passed legislation in the first and fourth quarters of 2020 attempting to mitigate some of the economic hardship caused by the COVID-19 pandemic, with the potential for additional legislation and stimulus measures in 2021. The U.S. Federal Reserve took extraordinary steps in 2020 to provide liquidity in the financial markets, including cutting the short-term benchmark interest rate to zero and launching a new round of quantitative easing. After historic volatility in the first quarter of 2020, equity markets rebounded and fixed income markets stabilized, aided by the record levels of federal monetary and fiscal support. In the third quarter of 2020, the U.S. Federal Reserve announced it would keep the benchmark interest rate at its current low level for an extended period of time, and maintained their quantitative easing measures.

After the unprecedented shock to the economy in 2020 from COVID-19, we expect the economy to improve in 2021, likely weighted towards the second half of the year. However, economic recovery and growth will be dependent on the trajectory of vaccine distribution and administration. The results of the recent U.S. elections will also influence future legislative actions and policies which, in part, may impact economic growth. Geopolitical and macroeconomic risks, such as uncertainties surrounding trade policy and other global economic conditions, remain in the background and will continue to have an ongoing impact to the U.S. and global economy.

Market conditions continued to be favorable for corporate capital raising in the fourth quarter of 2020 driven by strong investor demand and market valuations. We believe equity and debt capital raising activity will remain strong in 2021 albeit at reduced levels from 2020.

Advisory services revenues rebounded in the fourth quarter of 2020 from the trough we experienced during the third quarter of 2020. Advisory services activity is benefiting from increased CEO confidence and more clarity on a post-pandemic outlook. Market conditions remain conducive for activity in the middle market due to attractive valuations, low financing rates and an expectation of continued economic growth. Our pipeline is strong across our industry verticals.

In our equity brokerage business, revenues for 2020 reflected substantially increased levels of volatility and volumes. We believe our equity brokerage revenues will decline in 2021 as institutional trading volumes moderate from the elevated 2020 levels. We also expect the equity brokerage fee pool will be down in 2021.

The actions taken by the U.S. Federal Reserve to inject liquidity into the financial markets and to keep interest rates low allowed for stability in the fixed income markets after the first quarter of 2020. We anticipate less volatility in 2021 which will reduce volumes and commission spreads. We will continue to provide our clients with differentiated advice and analytics on repositioning balance sheets, maximizing yields and managing risk in the current market environment.

Our public finance underwriting business benefited from market stability, low yields, robust refinancing activity and strong investor demand in 2020. We believe that market issuance volumes in 2021 will moderate from the record levels in 2020, especially within the governmental space. Revenues from higher-yielding municipal offerings should increase as high yield investor demand has improved meaningfully. Issuer capital needs, interest rate yields, rate stability and client demand will continue to be the principal drivers of the level of municipal finance activity going forward.

Results of Operations

Financial Summary

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

						As a Percentage of
						Net Revenues for the
	Year Ended December 31,					Year Ended December 31,
				2020	2019
(Amounts in thousands)	2020	2019	2018	v2019	v2018	2020	2019	2018
Revenues:
Investment banking	$858,476	$629,392	$588,978	36.4%	6.9%	69.3%	75.4%	79.5%
Institutional brokerage	357,753	167,891	124,738	113.1	34.6	28.9	20.1	16.8
Interest income	13,164	26,741	32,749	(50.8)	(18.3)	1.1	3.2	4.4
Investment income	23,265	22,275	11,039	4.4	101.8	1.9	2.7	1.5
Total revenues	1,252,658	846,299	757,504	48.0	11.7	101.2	101.4	102.2

Interest expense	14,445	11,733	16,551	23.1	(29.1)	1.2	1.4	2.2

Net revenues	1,238,213	834,566	740,953	48.4	12.6	100.0	100.0	100.0

Non-interest expenses:
Compensation and benefits	877,462	516,090	488,487	70.0	5.7	70.9	61.8	65.9
Outside services	38,377	36,184	36,528	6.1	(0.9)	3.1	4.3	4.9
Occupancy and equipment	54,007	36,795	34,194	46.8	7.6	4.4	4.4	4.6
Communications	44,358	30,760	28,656	44.2	7.3	3.6	3.7	3.9
Marketing and business development	13,472	28,780	26,936	(53.2)	6.8	1.1	3.4	3.6
Deal-related expenses	38,072	25,823	25,120	47.4	2.8	3.1	3.1	3.4
Trade execution and clearance	18,934	10,186	8,014	85.9	27.1	1.5	1.2	1.1
Restructuring and integration costs	10,755	14,321	3,498	(24.9)	309.4	0.9	1.7	0.5
Intangible asset amortization	44,728	4,298	4,858	940.7	(11.5)	3.6	0.5	0.7
Other operating expenses	29,500	12,350	12,173	138.9	1.5	2.4	1.5	1.6
Total non-interest expenses	1,169,665	715,587	668,464	63.5	7.0	94.5	85.7	90.2

Income from continuing operations before income tax expense	68,548	118,979	72,489	(42.4)	64.1	5.5	14.3	9.8

Income tax expense	19,192	24,577	18,046	(21.9)	36.2	1.5	2.9	2.4

Income from continuing operations	49,356	94,402	54,443	(47.7)	73.4	4.0	11.3	7.3

Discontinued operations:
Income from discontinued operations, net of tax	—	23,772	1,387	N/M	N/M	—	2.8	0.2
Net income	49,356	118,174	55,830	(58.2)	111.7	4.0	14.2	7.5

Net income/(loss) applicable to noncontrolling interests	8,852	6,463	(1,206)	37.0	N/M	0.7	0.8	(0.2)

Net income applicable to Piper Sandler Companies	$40,504	$111,711	$57,036	(63.7)%	95.9%	3.3%	13.4%	7.7%
N/M — Not meaningful

For the year ended December 31, 2020, we recorded net income from continuing operations applicable to Piper Sandler Companies of $40.5 million. Net revenues from continuing operations for the year ended December 31, 2020 increased 48.4 percent to $1.24 billion, compared with $834.6 million in the year-ago period, driven by record corporate financing revenues. Additionally, the acquisitions of Sandler O'Neill and Weeden & Co. have provided increased diversification and scale to our platform. In 2020, investment banking revenues increased 36.4 percent to $858.5 million, compared with $629.4 million in 2019, due to significantly higher corporate financing revenues, as well as increased municipal financing revenues. For the year ended December 31, 2020, institutional brokerage revenues were $357.8 million, up 113.1 percent compared with $167.9 million in 2019. The increase was due to the acquisitions of Weeden & Co. and Sandler O'Neill, as well as higher volatility in the financial markets, particularly in the first quarter of 2020, which drove higher trading volumes. In 2020, net interest expense was $1.3 million, compared to net interest income of $15.0 million in 2019. Net interest expense resulted from a decline in interest income on our long inventory positions combined with incremental interest expense on our long-term financing arrangements, which consist of our fixed rate senior notes issued on October 15, 2019, and the unsecured promissory notes we entered into on April 3, 2020 to fund a portion of the Valence purchase price. For the year ended December 31, 2020, investment income was $23.3 million, compared with $22.3 million in 2019. In 2020, we recorded lower gains on our investment and the noncontrolling interests in the merchant banking funds that we manage which were more than offset by higher gains on our other firm investments. Non-interest expenses from continuing operations were $1.17 billion for the year ended December 31, 2020, up 63.5 percent compared with $715.6 million in the prior year, primarily due to higher compensation and non-compensation expenses resulting from our recent acquisitions.

Consolidated Non-Interest Expenses from Continuing Operations

Compensation and Benefits – Compensation and benefits expenses, which are the largest component of our expenses, include salaries, incentive compensation, benefits, stock-based compensation, employment taxes, income associated with the forfeiture of stock-based compensation and other employee-related costs. A significant portion of compensation expense is comprised of variable incentive arrangements, including discretionary incentive compensation, the amount of which fluctuates in proportion to the level of business activity, increasing with higher revenues and operating profits. Other compensation costs, primarily base salaries and benefits, are more fixed in nature. The timing of incentive compensation payments, which generally occur in February, has a greater impact on our cash position and liquidity than is reflected on our consolidated statements of operations. We have granted restricted stock and restricted cash with service conditions as a component of our acquisition deal consideration, which is amortized to compensation expense over the service period.

The following table summarizes our future acquisition-related compensation expense for restricted stock and restricted cash with service conditions, as well as amounts estimated to be paid under earnout arrangements:

(Amounts in thousands)
2021	$93,707
2022	80,019
2023	29,997
2024	22,041
2025	5,295
Total	$231,059

For the year ended December 31, 2020, compensation and benefits expenses increased 70.0 percent to $877.5 million from $516.1 million in 2019. The increase in compensation and benefits expenses was driven by increased revenues and incremental headcount from the acquisitions of Sandler O'Neill and Valence, along with higher acquisition-related compensation related to restricted consideration and retention awards associated with these acquisitions. We also recorded additional compensation expense for an earnout associated with the acquisition of Weeden & Co. related to our expectations of achieving a net revenue target, as our equity brokerage business is outperforming initial projections. Compensation and benefits expenses as a percentage of net revenues was 70.9 percent in 2020, compared with 61.8 percent in 2019. The compensation ratio was impacted by increased acquisition-related compensation related to our recent acquisitions.

Outside Services – Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees, fund expenses associated with our consolidated alternative asset management funds and other professional fees. Outside services expenses were $38.4 million in 2020, up 6.1 percent compared with $36.2 million in 2019. The increase was due to incremental expenses related to the acquisition of Sandler O'Neill.

Occupancy and Equipment – For the year ended December 31, 2020, occupancy and equipment expenses increased 46.8 percent to $54.0 million, compared with $36.8 million in 2019. The increase was primarily the result of incremental expenses related to our recent acquisitions.

Communications – Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third party market data information. For the year ended December 31, 2020, communication expenses increased 44.2 percent to $44.4 million, compared with $30.8 million for the year ended December 31, 2019 due to higher market data services expenses resulting from incremental headcount related to our recent acquisitions.

Marketing and Business Development – Marketing and business development expenses include travel and entertainment costs, advertising and third party marketing fees. In 2020, marketing and business development expenses decreased 53.2 percent to $13.5 million, compared with $28.8 million for the year ended December 31, 2019. The decrease was driven by lower travel and entertainment costs related to the COVID-19 pandemic. We anticipate that travel will begin to resume in the second half of 2021, resulting in increased travel and entertainment costs compared to 2020.

Deal-Related Expenses – Deal-related expenses include costs we incurred over the course of a completed investment banking deal, which primarily consist of legal fees, offering expenses, and travel and entertainment costs. For the year ended December 31, 2020, deal-related expenses increased 47.4 percent to $38.1 million, compared with $25.8 million for the year ended December 31, 2019. The amount of deal-related expenses is principally dependent on the level of deal activity and may vary from period to period as the recognition of deal-related costs typically coincides with the closing of a transaction. We closed on a record number of equity financing transactions in 2020, which resulted in higher deal-related expenses.

Trade Execution and Clearance – For the year ended December 31, 2020, trade execution and clearance expenses were $18.9 million, compared with $10.2 million for the year ended December 31, 2019. The increase in trade execution and clearance expenses was reflective of higher trading volumes.

Restructuring and Integration Costs – For the year ended December 31, 2020, we incurred acquisition-related restructuring and integration costs of $10.8 million. The expenses consisted of $4.4 million of transaction costs related to our recent acquisitions, $3.0 million of severance benefits, $0.9 million of contract termination costs and $2.5 million for vacated leased office space.

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

Intangible Asset Amortization – Intangible asset amortization includes the amortization of definite-lived intangible assets consisting of customer relationships, internally developed software and the trade name that we acquired from Simmons & Company International ("Simmons"). For the year ended December 31, 2020, intangible asset amortization was $44.7 million, compared with $4.3 million in 2019. The increase was due to incremental intangible asset amortization expense related to identifiable intangible assets associated with the acquisitions of Sandler O'Neill and Valence and a full year of intangible asset amortization expense related to Weeden & Co. In 2021, we anticipate incurring additional intangible asset amortization expense related to the acquisition of TRS and a full year of intangible asset amortization expense related to the acquisition of Valence.

Other Operating Expenses – Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. Other operating expenses were $29.5 million in 2020, compared with $12.4 million in 2019. In the first quarter of 2020, we recorded a $12.1 million fair value adjustment related to the earnout for former Weeden & Co. equity owners who did not transition to our platform. We recorded the full value of the projected earnout as the non-employee equity owners do not have service requirements. The increase was also due to higher expense related to our charitable giving program.

Income Taxes – For the year ended December 31, 2020, our provision for income taxes was $19.2 million. Excluding the impact of noncontrolling interests, our effective tax rate was 32.1 percent, which was driven by the impact of non-deductible covered employee compensation expense, partially offset by $2.4 million of income tax benefits related to the tax provisions in the Coronavirus Aid, Relief, and Economic Security Act.

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

Adjusted operating income and adjusted operating margin present the results of operations excluding the impact resulting from the consolidation of noncontrolling interests in alternative asset management funds. Consolidation of these funds results in the inclusion of the proportionate share of the income or loss attributable to the equity interests in consolidated funds that are not attributable, either directly or indirectly, to us (i.e., noncontrolling interests). This proportionate share is reflected in net income/(loss) applicable to noncontrolling interests in the accompanying consolidated statements of operations, and has no effect on our overall financial performance, as ultimately, this income or loss is not income or loss for us. Included in adjusted operating income and adjusted operating margin is the actual proportionate share of the income or loss attributable to us as an investor in such funds.

The adjusted, non-GAAP financial results also exclude amortization of intangible assets and compensation and non-compensation expenses from acquisition-related agreements. These amounts are excluded on a non-GAAP basis as they represent expenses specifically related to acquisitions that will eventually be fully amortized and therefore not part of our on-going operations. The acquisition-related restructuring and integration costs excluded from the adjusted financial results represent charges that resulted from severance benefits, contract termination costs, vacating redundant leased office space and professional fees related to the respective transactions. These restructuring and integration costs are excluded from our non-GAAP financial measures as they relate to acquisitions and excluding these amounts provides a better understanding of our core non-compensation expenses. Interest expense on long-term financing is an adjustment from net revenues as these arrangements were used to fund the Sandler O'Neill and Valence acquisitions. Management believes that presenting adjusted financial results excluding the acquisition-related amounts provides clarity on the financial results generated by the core operating components of our business.

The following table sets forth the adjusted, non-GAAP financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP financial results for the periods presented:

	Year Ended December 31,
	2020				2019
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Amounts in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Advisory services	$443,327	$—	$—	$443,327	$440,695	$—	$—	$440,695
Corporate financing	295,333	—	—	295,333	105,256	—	—	105,256
Municipal financing	119,816	—	—	119,816	83,441	—	—	83,441
Total investment banking	858,476	—	—	858,476	629,392	—	—	629,392

Institutional brokerage:
Equity brokerage	161,445	—	—	161,445	87,555	—	—	87,555
Fixed income services	196,308	—	—	196,308	80,336	—	—	80,336
Total institutional brokerage	357,753	—	—	357,753	167,891	—	—	167,891

Interest income	13,164	—	—	13,164	26,741	—	—	26,741
Investment income	10,384	12,881	—	23,265	11,506	10,769	—	22,275

Total revenues	1,239,777	12,881	—	1,252,658	835,530	10,769		846,299

Interest expense	4,817	—	9,628	14,445	9,885	—	1,848	11,733

Net revenues	1,234,960	12,881	(9,628)	1,238,213	825,645	10,769	(1,848)	834,566

Non-interest expenses	984,672	4,029	180,964	1,169,665	687,410	4,306	23,871	715,587

Pre-tax income	$250,288	$8,852	$(190,592)	$68,548	$138,235	$6,463	$(25,719)	$118,979

Pre-tax margin	20.3%			5.5%	16.7%			14.3%
(1)     The following is a summary of the adjustments needed to reconcile our consolidated U.S. GAAP financial results to the adjusted, non-GAAP financial results:
Noncontrolling interests – The impacts of consolidating noncontrolling interests in our alternative asset management funds are not included in our adjusted financial results.
Other adjustments – The following items are not included in our adjusted financial results:

	Year Ended December 31,
(Amounts in thousands)	2020	2019
Interest expense on long-term financing	$9,628	$1,848

Compensation from acquisition-related agreements	113,396	5,138
Acquisition-related restructuring and integration costs	10,755	14,321
Amortization of intangible assets related to acquisitions	44,728	4,298
Non-compensation expenses from acquisition-related agreements	12,085	114
	180,964	23,871

Total other adjustments	$190,592	$25,719

Net revenues on a U.S. GAAP basis increased 48.4 percent to $1.24 billion for the year ended December 31, 2020, compared with $834.6 million in the prior-year period. For the year ended December 31, 2020, adjusted net revenues were $1.23 billion compared with $825.6 million for the year ended December 31, 2019. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise.

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

In 2020, investment banking revenues were $858.5 million, up 36.4 percent compared with $629.4 million in the prior-year period. For the year ended December 31, 2020, advisory services revenues were $443.3 million, compared with $440.7 million in 2019. Incremental revenues from the addition of Sandler O'Neill to our platform offset the decline in revenues from a market-wide decrease as M&A activity slowed appreciably during the second and third quarters of 2020 as uncertainty around COVID-19 put many engagements on hold. We saw a rebound in activity in the fourth quarter of 2020 from the trough we experienced during the third quarter, due, in part, to increased CEO confidence and more clarity on a post-pandemic outlook. For the year ended December 31, 2020, corporate financing revenues were a record $295.3 million, up significantly compared with $105.3 million in the prior-year period, due to more completed and book run equity deals, and the addition of Sandler O'Neill to our platform, which book ran 37 debt offerings for financial services companies. Following a substantial halt to capital raising activity in March, market conditions became favorable for capital raising during the second quarter of 2020 driven by a sharp rebound in valuations for equities of certain industry groups combined with lower volatility and low new issue interest rates in debt markets, and these dynamics continued through the remainder of the year. Activity for us during the year was principally in the healthcare sector, and we completed 96 healthcare equity deals. Additionally, activity in the first quarter of 2019 was impacted by the U.S. federal government shut-down. Municipal financing revenues for the year ended December 31, 2020 were a record $119.8 million, up 43.6 percent compared with $83.4 million in the year-ago period. Despite a rapid decline in the level of activity in March due to significant volatility in the fixed income markets, low interest rates combined with strong investor demand drove record market issuance volumes in 2020. During 2020, the issuance activity was focused within the governmental space. The par amount of our negotiated municipal issuances increased approximately 55 percent in 2020 compared to an increase of approximately 19 percent for the industry.

The following table provides investment banking deal information:

	Year Ended December 31,
(Dollars in billions)	2020	2019
Advisory services
M&A transactions	158	140
Capital advisory transactions	114	38

Corporate financings
Total equity transactions	137	74
Book run equity transactions	99	50
Total debt and preferred transactions	58	—
Book run debt and preferred transactions	37	—

Municipal negotiated issues
Aggregate par value	$19.1	$12.3
Total issues	847	572

Institutional brokerage revenues comprise all of the revenues generated through trading activities, which consist of facilitating customer trades, executing competitive municipal underwritings and our strategic trading activities in municipal bonds. Our results may vary from quarter to quarter as a result of changes in trading margins, trading gains and losses, net interest spreads, trading volumes, the timing of payments for research services and the timing of transactions based on market opportunities.

For the year ended December 31, 2020, institutional brokerage revenues increased to $357.8 million, compared with $167.9 million in the prior-year period. Equity brokerage revenues were $161.4 million in 2020, up 84.4 percent compared with $87.6 million in 2019, reflecting the successful integration of our platform with Weeden & Co. This combination has expanded our client base, execution expertise and product capabilities, which we leveraged to find liquidity for our clients during the year. Additionally, market-wide volumes and volatility were higher compared to 2019. In the first quarter of 2020, increased volatility market-wide drove significantly higher volumes as investors repositioned in response to market uncertainty and fund outflows. Volumes were also elevated in the fourth quarter of 2020 as clients repositioned before and after the 2020 U.S. presidential election, and market indices traded higher driven by optimism on COVID-19 vaccine results and an economic recovery. For the year ended December 31, 2020, fixed income services revenues were $196.3 million, up 144.4 percent compared with $80.3 million in the prior-year period, due to the addition of Sandler O'Neill to our platform, strong client activity and solid execution in conducive markets. We continue to provide strategic advice on repositioning balance sheets, maximizing yields and managing risk in this low interest rate environment within a market with ample liquidity. Additionally, in the first quarter of 2020, the historically volatile quarter and higher volumes in municipals drove client activity as we provided liquidity to municipal bond funds which saw significant outflows by identifying buyers who took advantage of meaningfully higher yields. This strong client activity was partially offset by trading losses in municipal securities due to the sharp and sudden market dislocation.

Interest income represents amounts earned from holding long inventory positions. For the year ended December 31, 2020, interest income decreased 50.8 percent to $13.2 million, compared with $26.7 million in 2019, reflecting lower long inventory balances. We have focused on only carrying inventory where clients need liquidity within our areas of expertise.

Investment income includes realized and unrealized gains and losses on investments, including amounts attributable to noncontrolling interests, in our merchant banking and energy funds, as well as management and performance fees generated from those funds. For the year ended December 31, 2020, investment income was $23.3 million, compared to $22.3 million in 2019. In 2020, we recorded lower gains on our investment and the noncontrolling interests in the merchant banking funds that we manage. Lower equity valuations and an uncertain and challenging operating environment for some of our portfolio companies drove fair value adjustments in our merchant banking portfolio in the first half of 2020. These declines were more than offset by higher gains on our other firm investments. Excluding the impact of noncontrolling interests, adjusted investment income was $10.4 million in 2020 and $11.5 million in 2019.

Interest expense represents amounts associated with financing, economically hedging and holding short inventory positions, including interest paid on our long-term financing arrangements, as well as commitment fees on our line of credit and revolving credit facility. For the year ended December 31, 2020, interest expense increased to $14.4 million, compared with $11.7 million in the prior-year period. In 2020, we recorded incremental interest expense on our long-term financing arrangements, which consist of the $175 million of fixed rate senior notes we issued on October 15, 2019, and $20 million of unsecured promissory notes we entered into on April 3, 2020 to fund a portion of the Valence purchase price. The increase was partially offset by a decline in interest expense resulting from lower average short inventory balances. Excluding the impact of interest expense on long-term financing, adjusted interest expense was $4.8 million and $9.9 million for the years ended December 31, 2020 and 2019, respectively. The $20 million of unsecured promissory notes were repaid in early 2021, which will decrease interest expense on long-term financing.

Pre-tax margin for 2020 was 5.5 percent, down compared with 14.3 percent for 2019 due to the increased compensation ratio resulting from higher acquisition-related compensation expense. Adjusted pre-tax margin increased to 20.3 percent in 2020, compared with 16.7 percent in 2019. Adjusted pre-tax margin increased driven by the increased scale of our platform, the successful integration of the Sandler O'Neill and Weeden & Co. acquisitions, and significantly lower marketing and business development expenses due to reduced travel and entertainment costs related to the COVID-19 pandemic.

The following table sets forth the adjusted, non-GAAP financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP financial results for the periods presented:

	Year Ended December 31,
	2019				2018
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Amounts in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Advisory services	$440,695	$—	$—	$440,695	$394,133	$—	$—	$394,133
Corporate financing	105,256	—	—	105,256	123,072	—	—	123,072
Municipal financing	83,441	—	—	83,441	71,773	—	—	71,773
Total investment banking	629,392	—	—	629,392	588,978	—	—	588,978

Institutional brokerage:
Equity brokerage	87,555	—	—	87,555	77,110	—	—	77,110
Fixed income services	80,336	—	—	80,336	47,628	—	—	47,628
Total institutional brokerage	167,891	—	—	167,891	124,738	—	—	124,738

Interest income	26,741	—	—	26,741	32,749	—	—	32,749
Investment income	11,506	10,769	—	22,275	7,418	3,621	—	11,039

Total revenues	835,530	10,769	—	846,299	753,883	3,621	—	757,504

Interest expense	9,885	—	1,848	11,733	11,649	—	4,902	16,551

Net revenues	825,645	10,769	(1,848)	834,566	742,234	3,621	(4,902)	740,953

Non-interest expenses	687,410	4,306	23,871	715,587	628,850	4,827	34,787	668,464

Pre-tax income	$138,235	$6,463	$(25,719)	$118,979	$113,384	$(1,206)	$(39,689)	$72,489

Pre-tax margin	16.7%			14.3%	15.3%			9.8%
(1)     The following is a summary of the adjustments needed to reconcile our consolidated U.S. GAAP financial results to the adjusted, non-GAAP financial results:
Noncontrolling interests – The impacts of consolidating noncontrolling interests in our alternative asset management funds are not included in our adjusted financial results.
    Other adjustments – The following items are not included in our adjusted financial results:

	Year Ended December 31,
(Amounts in thousands)	2019	2018
Interest expense on long-term financing	$1,848	$4,902

Compensation from acquisition-related agreements	5,138	29,246
Acquisition-related restructuring and integration costs	14,321	—
Amortization of intangible assets related to acquisitions	4,298	4,858
Non-compensation expenses from acquisition-related agreements	114	683
	23,871	34,787

Total other adjustments	$25,719	$39,689

Discussion of the year-over-year comparisons between 2019 and 2018 can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020.

Discontinued Operations

Discontinued operations includes our traditional asset management subsidiary, ARI, which we sold in the third quarter of 2019. ARI's results, previously reported in our Asset Management segment, have been presented as discontinued operations for all prior periods presented.

The components of discontinued operations were as follows:

	Year Ended December 31,
(Amounts in thousands)	2019	2018
Net revenues	$26,546	$43,489

Operating expenses	22,589	35,227
Intangible asset amortization and impairment (1)	5,465	5,602
Restructuring costs	10,268	272
Total non-interest expenses	38,322	41,101

Income/(loss) from discontinued operations before income tax expense/(benefit)	(11,776)	2,388

Income tax expense/(benefit)	(2,522)	1,001

Net income/(loss) from discontinued operations before gain on sales	(9,254)	1,387

Gain on sales, net of tax	33,026	—

Income from discontinued operations, net of tax	$23,772	$1,387
(1)Includes $2.9 million of intangible asset impairment related to the ARI trade name for the year ended December 31, 2019.

Restructuring costs of $10.3 million for the year ended December 31, 2019 primarily relate to transaction costs and payments associated with the sale of the business.

See Note 5 to our consolidated financial statements in Part II, Item 8 of this Form 10-K for further discussion of our discontinued operations.

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

Goodwill and Intangible Assets

We record all assets acquired and liabilities assumed in acquisitions, including goodwill and other intangible assets, at fair value. Determining the fair value of assets and liabilities acquired requires certain management estimates. At December 31, 2020, we had goodwill of $227.5 million and intangible assets of $149.9 million.

We are required to perform impairment tests of goodwill and indefinite-life intangible assets annually and on an interim basis when circumstances exist that could indicate possible impairment. We have elected to test goodwill for impairment in the fourth quarter of each calendar year. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after making an assessment, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then further analysis is unnecessary. However, if we conclude otherwise, then we are required to perform a quantitative goodwill test, which requires management to make judgments in determining what assumptions to use in the calculation. The quantitative goodwill test compares the fair value of the reporting unit to its carrying value, including allocated goodwill. An impairment is recognized for the excess amount of a reporting unit's carrying value over its fair value. See Notes 2 and 12 to our consolidated financial statements for additional information on our impairment testing.

The initial recognition of goodwill and other intangible assets and the subsequent quantitative impairment analysis involves significant judgment in determining the estimates of future cash flows, discount rates, economic forecast and other assumptions which are then used in acceptable valuation techniques, such as the market approach (earnings and/or transaction multiples) and/or the income approach (discounted cash flow method). Changes in these estimates and assumptions could have a significant impact on the fair value and any resulting impairment of goodwill. Our estimated cash flows, by their nature, are difficult to determine over an extended time period. Events and factors that may significantly affect the estimates include, among others, competitive forces and changes in revenue growth trends, cost structures, technology and market conditions. To assess the reasonableness of cash flow estimates and validate assumptions used in our estimates, we review historical performance of the underlying assets or similar assets. In assessing the fair value of our reporting unit, the volatile nature of the securities markets and our industry requires us to consider the business and market cycle and assess the stage of the cycle in estimating the timing and extent of future cash flows. In addition to discounted cash flows, we consider earnings multiples of comparable public companies and multiples of recent mergers and acquisitions transactions of similar businesses in our subsequent impairment analysis.

We elected to perform a qualitative assessment to test goodwill in our capital markets reporting unit for impairment. The following relevant events and circumstances were evaluated in concluding that it was not more likely than not that this goodwill was impaired: macroeconomic conditions, industry and market considerations and the overall financial performance of the capital markets reporting unit. Our annual goodwill impairment testing, performed as of October 31, 2020, resulted in no impairment.

We also evaluated our intangible assets (indefinite and definite-lived) and concluded there was no impairment in 2020.

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

Income Taxes

We file a consolidated U.S. federal income tax return, which includes all of our qualifying subsidiaries. We also are subject to income tax in various states and municipalities and those foreign jurisdictions in which we operate. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and for tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income taxes are provided for temporary differences in reporting certain items, principally restricted compensation (i.e., restricted stock, restricted stock units, restricted mutual fund shares, and deferred compensation). The realization of deferred tax assets is assessed and a valuation allowance is recognized to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. We believe that our future taxable profits will be sufficient to recognize our U.S. deferred tax assets. However, if our projections of future taxable profits do not materialize, we may conclude that a valuation allowance is necessary, which would impact our results of operations in that period. As of December 31, 2020, we have recorded a deferred tax asset valuation allowance of $4.9 million related to net operating loss carryforwards in the U.K. for Piper Sandler Ltd.

We record deferred tax benefits for future tax deductions expected upon the vesting of stock-based compensation. We recognize the income tax effects of stock-based compensation awards in the income statement when the awards vest. If deductions reported on our tax return for stock-based compensation (i.e., the value of the stock-based compensation at the time of vesting) exceed the cumulative cost of those instruments recognized for financial reporting (i.e., the grant date fair value of the compensation computed in accordance with ASC 718), we record the excess tax benefit as income tax benefit. Conversely, if deductions reported on our tax return for stock-based compensation are less than the cumulative cost of those instruments recognized for financial reporting, the deficiency is recorded as income tax expense. For the year ended December 31, 2020, we recorded a $0.3 million tax benefit from continuing operations for stock awards vesting during the period. In the first quarter of 2021, approximately 757,000 shares vested at share prices greater than the grant date fair values, resulting in $1.7 million of excess tax benefits recorded as income tax benefit in the first quarter of 2021.

We establish reserves for uncertain income tax positions in accordance with FASB Accounting Standards Codification Topic 740, "Income Taxes," when it is not more likely than not that a certain position or component of a position will be ultimately upheld by the relevant taxing authorities. Significant judgment is required in evaluating uncertain tax positions. Our tax provision and related accruals include the impact of estimates for uncertain tax positions and changes to the reserves that are considered appropriate. To the extent the probable tax outcome of these matters changes, such change in estimate will impact the income tax provision in the period of change and, in turn, our results of operations. In the fourth quarter of 2019, we recorded a $4.1 million liability for uncertain income tax positions related to our acquisition of Weeden & Co. In the third quarter of 2020, we recorded the reversal of $3.2 million related to this liability. These amounts were recorded as measurement period adjustments in accordance with FASB Accounting Standards Codification Topic 805, "Business Combinations," and include a corresponding indemnification asset. We also paid a settlement of $0.9 million, for which we were indemnified.

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

Our capital and liquidity positions are strong, our leverage is low, and our risk posture remains conservative. We believe that our priorities for capital deployment remain aligned with our shareholders' interests.

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

Our board of directors declared the following dividends on shares of our common stock:

Declaration Date	Dividend Per Share	Record Date	Payment Date
February 1, 2018 (1)	$1.620	February 26, 2018	March 15, 2018
February 1, 2018	$0.375	February 26, 2018	March 15, 2018
April 27, 2018	$0.375	May 25, 2018	June 15, 2018
July 27, 2018	$0.375	August 24, 2018	September 14, 2018
October 26, 2018	$0.375	November 28, 2018	December 14, 2018
February 1, 2019 (1)	$1.010	February 25, 2019	March 15, 2019
February 1, 2019	$0.375	February 25, 2019	March 15, 2019
April 26, 2019	$0.375	May 24, 2019	June 14, 2019
July 26, 2019	$0.375	August 23, 2019	September 13, 2019
October 30, 2019	$0.375	November 22, 2019	December 13, 2019
January 31, 2020 (1)	$0.750	March 2, 2020	March 13, 2020
January 31, 2020	$0.375	March 2, 2020	March 13, 2020
May 1, 2020	$0.200	May 29, 2020	June 12, 2020
July 31, 2020	$0.300	August 28, 2020	September 11, 2020
October 30, 2020	$0.375	November 24, 2020	December 11, 2020
February 4, 2021 (1)	$1.850	March 3, 2021	March 12, 2021
February 4, 2021	$0.400	March 3, 2021	March 12, 2021
(1)Represents the annual special cash dividend based on our results from the previous fiscal year.

Our board of directors has declared a special cash dividend on our common stock of $1.85 per share related to 2020 adjusted net income. This special dividend will be paid on March 12, 2021, to shareholders of record as of the close of business on March 3, 2021. Including this special cash dividend and the regular quarterly dividends totaling $1.25 per share paid during 2020, we will have returned $3.10 per share, or approximately 31 percent of our fiscal year 2020 adjusted net income to shareholders.

Effective January 1, 2020, our board of directors authorized the repurchase of up to $150.0 million in common shares through December 31, 2021. In 2020, we repurchased 188,319 shares of our common stock at an average price of $69.72 per share for an aggregate purchase price of $13.1 million related to this authorization. At December 31, 2020, we had $136.9 million remaining under this authorization.

We also purchase shares of common stock from restricted stock award recipients upon the award vesting or as recipients sell shares to meet their employment tax obligations. During 2020, we purchased 105,193 shares or $8.8 million of our common stock for these purposes.

Cash Flows

Cash and cash equivalents at December 31, 2020 were $507.9 million, an increase of $257.9 million from December 31, 2019. Operating activities provided $779.8 million of cash, driven by cash generated from earnings and a reduction in operating assets. The decrease in operating assets resulted from a $203.8 million decline in net financial instruments and other inventory positions owned as we have focused on only carrying inventory where clients need liquidity within our areas of expertise, as well as a $254.3 million decrease in receivables from brokers, dealers and clearing organizations. The increase in operating liabilities was primarily due to an increase in accrued compensation of $132.8 million, the result of higher compensation costs in 2020 from increased revenues and incremental headcount from our recent acquisitions. In 2020, investing activities used $435.0 million, of which $417.4 million was used for the acquisitions of Sandler O'Neill, Valence and TRS. We also used $17.6 million for the purchase of fixed assets. Cash of $87.6 million was used in financing activities as we reduced amounts due under our short-term financing by $50.0 million. We repaid the amount outstanding under our commercial paper program in full upon maturity in the fourth quarter of 2020. We also paid $28.2 million in dividends and repurchased $22.0 million of common stock during 2020.

Cash and cash equivalents at December 31, 2019 were $250.0 million, an increase of $199.7 million from December 31, 2018. Operating activities provided $67.8 million of cash, primarily due to cash generated from earnings. Our net income of $118.2 million in 2019 included a $33.0 million non-cash gain on the sale of ARI. The increase in operating assets was driven by a $46.2 million increase in our receivables from brokers, dealers and clearing organizations. The decrease in operating liabilities was due to a decrease in accrued compensation of $29.3 million resulting from the payment of the Simmons performance award plan in the third quarter of 2019. In 2019, investing activities provided $26.7 million, primarily due to proceeds from the sale of ARI. This increase was partially offset by the use of $19.7 million for the acquisition of Weeden & Co. and $6.5 million for the purchase of fixed assets. Cash of $104.7 million was provided through financing activities as we issued $175.0 million of fixed rate senior notes on October 15, 2019. The repurchase of $50.6 million of common stock and dividend payments of $35.6 million partially offset this increase.

Leverage

The following table presents total assets, adjusted assets, total shareholders' equity and tangible shareholders' equity with the resulting leverage ratios:

	December 31,	December 31,
(Dollars in thousands)	2020	2019
Total assets	$1,997,140	$1,628,719
Deduct: Goodwill and intangible assets	(377,366)	(104,335)
Deduct: Right-of-use lease asset	(82,543)	(40,030)
Deduct: Assets from noncontrolling interests	(97,375)	(76,516)
Adjusted assets	$1,439,856	$1,407,838

Total shareholders' equity	$926,082	$806,528
Deduct: Goodwill and intangible assets	(377,366)	(104,335)
Deduct: Noncontrolling interests	(96,657)	(75,245)
Tangible common shareholders' equity	$452,059	$626,948

Leverage ratio (1)	2.2	2.0

Adjusted leverage ratio (2)	3.2	2.2
(1)Leverage ratio equals total assets divided by total shareholders' equity.
(2)Adjusted leverage ratio equals adjusted assets divided by tangible common shareholders' equity.

Adjusted assets and tangible common shareholders' equity are non-GAAP financial measures. Goodwill and intangible assets are subtracted from total assets and total shareholders' equity in determining adjusted assets and tangible common shareholders' equity, respectively, as we believe that goodwill and intangible assets do not constitute operating assets that can be deployed in a liquid manner. The right-of-use lease asset is also subtracted from total assets in determining adjusted assets as it is not an operating asset that can be deployed in a liquid manner. Amounts attributed to noncontrolling interests are subtracted from total assets and total shareholders' equity in determining adjusted assets and tangible common shareholders' equity, respectively, as they represent assets and equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Sandler Companies. We view the resulting measure of adjusted leverage, also a non-GAAP financial measure, as a more relevant measure of financial risk when comparing financial services companies. Our adjusted leverage ratio increased from December 31, 2019 primarily due to the goodwill and intangible assets related to our acquisitions of Sandler O'Neill, Valence and TRS.

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

Pershing Clearing Arrangement – We have established an arrangement to obtain financing from Pershing related to the majority of our trading activities. Under our fully disclosed clearing agreement, the majority of our securities inventories and all of our customer activities are held by or cleared through Pershing. Financing under this arrangement is secured primarily by securities, and collateral limitations could reduce the amount of funding available under this arrangement. Our clearing arrangement activities are recorded net from trading activity and reported within receivables from or payables to brokers, dealers and clearing organizations. The funding is at the discretion of Pershing (i.e., uncommitted) and could be denied without a notice period. Our fully disclosed clearing agreement includes a covenant requiring Piper Sandler & Co., our U.S. broker dealer subsidiary, to maintain excess net capital of $120 million. At December 31, 2020, we had $0.1 million of financing outstanding under this arrangement.

Commercial Paper Program – Piper Sandler & Co. issues secured commercial paper to fund a portion of its securities inventory. This commercial paper is currently issued under the CP Series II A program, and is secured by different inventory classes, which is reflected in the interest rate paid. The program can issue commercial paper with maturities of 27 to 270 days and the maximum amount that may be issued is $200 million. CP Series II A includes a covenant that requires Piper Sandler & Co. to maintain excess net capital of $100 million. At December 31, 2020, the CP Series II A program had no outstanding balance. We retired the CP Series A program on January 2, 2020.

Prime Broker Arrangements – We have established an overnight financing arrangement with a broker dealer related to our convertible securities inventories. Financing under this arrangement is secured primarily by convertible securities and collateral limitations could reduce the amount of funding available. The funding is at the discretion of the prime broker and could be denied subject to a notice period. This arrangement is reported within receivables from or payables to brokers, dealers and clearing organizations, net of trading activity. At December 31, 2020, we had $106.3 million of financing outstanding under this prime broker arrangement.

Committed Line – We elected to decrease our committed line from $125 million to $100 million in the fourth quarter of 2020. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, and the unpaid principal amount of all advances under the facility will be due on December 10, 2021. This credit facility has been in place since 2008 and we renewed the facility for another one-year term in the fourth quarter of 2020. At December 31, 2020, we had no advances against this line of credit.

Revolving Credit Facility – Our parent company, Piper Sandler Companies, has an unsecured $50 million revolving credit facility with U.S. Bank N.A. The credit agreement will terminate on December 20, 2022, unless otherwise terminated, and is subject to a one-year extension exercisable at our option. At December 31, 2020, there were no advances against this credit facility. In January 2021, we increased our revolving credit facility from $50 million to $65 million.

This credit facility includes customary events of default and covenants that, among other things, requires Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, limits our leverage ratio, requires maintenance of a minimum ratio of operating cash flow to fixed charges, and imposes certain limitations on our ability to make acquisitions and make payments on our capital stock. At December 31, 2020, we were in compliance with all covenants.

The following tables present the average balances outstanding for our various funding sources by quarter for 2020 and 2019:

	Average Balance for the Three Months Ended
(Amounts in millions)	Dec. 31, 2020	Sept. 30, 2020	June 30, 2020	Mar. 31, 2020
Funding source:
Pershing clearing arrangement	$16.1	$3.3	$17.7	$117.8
Commercial paper	11.4	50.0	50.0	50.0
Prime broker arrangement	97.5	90.2	81.9	72.3
Revolving credit facility	4.9	29.3	50.0	7.1
Total	$129.9	$172.8	$199.6	$247.2

	Average Balance for the Three Months Ended
(Amounts in millions)	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	Mar. 31, 2019
Funding source:
Pershing clearing arrangement	$22.9	$94.6	$170.2	$82.1
Commercial paper	50.0	50.0	50.0	50.0
Prime broker arrangement	99.7	68.0	77.1	106.4
Total	$172.6	$212.6	$297.3	$238.5

The average funding in the fourth quarter of 2020 decreased to $129.9 million, compared with $172.8 million during the third quarter of 2020 and $172.6 million during the fourth quarter of 2019. Cash from operations allowed us to reduce financing balances throughout 2020. We repaid the $50 million outstanding under our CP Series II A program in full upon maturity in October 2020. Also, early in the fourth quarter of 2020, we repaid the $25 million of advances against our revolving credit facility.

The following table presents the maximum daily funding amount by quarter for 2020 and 2019:

(Amounts in millions)	2020	2019
First quarter	$642.1	$362.7
Second quarter	$378.3	$427.1
Third quarter	$401.7	$416.0
Fourth quarter	$482.3	$330.7

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

The Note Purchase Agreement includes customary events of default and covenants that, among other things, requires Piper Sandler & Co. to maintain a minimum regulatory net capital, limits our leverage ratio and requires maintenance of a minimum ratio of operating cash flow to fixed charges. At December 31, 2020, we were in compliance with all covenants.

Valence Notes – On April 3, 2020, we entered into unsecured promissory notes as part of the acquisition of Valence totaling $20 million (the "Valence Notes"). The Valence Notes bear interest at an annual fixed rate of 5.0 percent and mature on October 15, 2021. Interest is payable quarterly in arrears. The Valence Notes were repaid in early 2021.

Capital Requirements

As a registered broker dealer and member firm of FINRA, Piper Sandler & Co. is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule which requires that we maintain minimum net capital of $1.0 million. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain approvals, notifications and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. At December 31, 2020, our net capital under the SEC's uniform net capital rule was $212.9 million, and exceeded the minimum net capital required under the SEC rule by $211.9 million.

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

At December 31, 2020, Piper Sandler Ltd., our broker dealer subsidiary registered in the U.K., was subject to, and was in compliance with, the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority pursuant to the Financial Services Act of 2012.

Piper Sandler Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At December 31, 2020, Piper Sandler Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Off-Balance Sheet Arrangements

In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes the notional contract value of our off-balance sheet arrangements for the periods presented:

	Expiration Per Period at December 31,						Total Contractual Amount
				2024	2026		December 31,	December 31,
(Amounts in thousands)	2021	2022	2023	- 2025	- 2027	Later	2020	2019
Customer matched-book derivative contracts (1) (2)	$3,510	$18,680	$88,660	$41,810	$21,491	$1,780,980	$1,955,131	$2,197,340
Trading securities derivative contracts (2)	46,000	—	—	—	—	9,375	55,375	110,875
Investment commitments (3)	—	—	—	—	—	—	66,043	70,953
(1)Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with one major financial institution, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $161.3 million at December 31, 2020) who are not required to post collateral. The uncollateralized amounts, representing the fair value of the derivative contracts, expose us to the credit risk of these counterparties. At December 31, 2020, we had $24.0 million of credit exposure with these counterparties, including $20.2 million of credit exposure with one counterparty.
(2)We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At December 31, 2020 and 2019, the net fair value of these derivative contracts approximated $18.1 million and $16.3 million, respectively.
(3)The investment commitments have no specified call dates. The timing of capital calls is based on market conditions and investment opportunities.

Derivatives

Derivatives' notional or contract amounts are not reflected as assets or liabilities on our consolidated statements of financial condition. Rather, the fair value of the derivative transactions are reported on the consolidated statements of financial condition as assets or liabilities in financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased, as applicable. For a discussion of our activities related to derivative products, see Note 6 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Investment Commitments

We have investments, including those made as part of our merchant banking activities, in various limited partnerships or limited liability companies that make direct or indirect equity or debt investments in companies. We commit capital and/or act as the managing partner of these entities. We have committed capital of $66.0 million to certain entities and these commitments generally have no specified call dates. For additional information on our activities related to these types of entities, see Note 8 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Replacement of Interbank Offered Rates ("IBORs"), including LIBOR

Central banks and regulators in a number of major jurisdictions (e.g., U.S., U.K., European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for IBORs. The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that it will not compel panel banks to contribute to LIBOR after 2021. A recent plan would extend the publication of certain USD LIBOR tenors until June 30, 2023, which would allow most legacy USD LIBOR contracts to mature before LIBOR experiences disruptions. We have a limited number of contractual agreements which use LIBOR. We do not expect the transition from LIBOR to a replacement rate to have a significant impact on our operations.

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

Market Risk

Market risk represents the risk of losses, or financial volatility, that may result from the change in value of a financial instrument due to fluctuations in its market price. Our exposure to market risk is directly related to our role as a financial intermediary for our clients and to our market-making activities. The scope of our market risk management policies and procedures includes all market-sensitive cash and derivative financial instruments.

Our different types of market risk include:

Interest Rate Risk — Interest rate risk represents the potential volatility from changes in market interest rates. We are exposed to interest rate risk arising from changes in the level and volatility of interest rates, changes in the slope of the yield curve, changes in credit spreads, and the rate of prepayments on our interest-earning assets (e.g., inventories) and our funding sources (e.g., short-term financing) which finance these assets. Interest rate risk is managed by selling short U.S. government securities, agency securities, corporate debt securities and derivative contracts. See Note 6 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information on our derivative contracts. Our interest rate hedging strategies may not work in all market environments and as a result may not be effective in mitigating interest rate risk. Also, we establish limits on our long fixed income securities inventory, monitor these limits on a daily basis and manage within those limits. Our limits include but are not limited to the following: position and concentration size, dollar duration (i.e., DV01), credit quality and aging.

We estimate that a parallel 50 basis point adverse change in the market would result in a decrease of approximately $0.8 million in the carrying value of our fixed income securities inventory as of December 31, 2020, including the effect of the hedging transactions.

We also measure and monitor the aging and turnover of our long fixed income securities inventory. Turnover is evaluated based on a five-day average by category of security. The vast majority of our fixed income securities inventory generally turns over within three weeks.

In addition to the measures discussed above, we monitor and manage market risk exposure through evaluation of spread DV01 and the MMD basis risk for municipal securities to movements in U.S. treasury securities. All metrics are aggregated by asset concentration and are used for monitoring limits and exception approvals. In times of market volatility, we may also perform ad hoc stress tests and scenario analysis as market conditions dictate.

Equity Price Risk — Equity price risk represents the potential loss in value due to adverse changes in the level or volatility of equity prices. We are exposed to equity price risk through our trading activities primarily in the U.S. market. We attempt to reduce the risk of loss inherent in our market-making and in our inventory of equity securities by establishing limits on our long inventory, monitoring these limits on a daily basis, and by managing net position levels within those limits.

Foreign Exchange Risk — Foreign exchange risk represents the potential volatility to earnings or capital arising from movement in foreign exchange rates. A modest portion of our business is conducted in currencies other than the U.S. dollar, and changes in foreign exchange rates relative to the U.S. dollar can therefore affect the value of non-U.S. dollar net assets, revenues and expenses.

Liquidity Risk

Liquidity risk is the risk that we are unable to timely access necessary funding sources in order to operate our business, as well as the risk that we are unable to timely divest securities that we hold in connection with our market-making and sales and trading activities. We are exposed to liquidity risk in our day-to-day funding activities, by holding potentially illiquid inventory positions and in our role as a remarketing agent for variable rate demand notes.

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

A key tenet of our risk management procedures related to credit risk is the daily monitoring of the credit quality of our long fixed income securities inventory. These rating trends and the credit quality mix are regularly reviewed with the executive financial risk committee. The following table summarizes the credit rating for our long corporate fixed income, municipal (taxable and tax-exempt), and U.S. government and agency securities as a percentage of the total of these asset classes:

(Amounts in thousands)	AAA	AA	A	BBB	BB	Not Rated
Corporate fixed income securities	—%	0.2%	—%	0.1%	0.6%	—%
Municipal securities - taxable and tax-exempt	9.5%	27.3%	4.0%	0.7%	—%	—%
U.S. government and agency securities	—%	57.7%	—%	—%	—%	—%
	9.5%	85.2%	4.0%	0.8%	0.6%	—%

Convertible and preferred securities are excluded from the table above as they are typically unrated and the nature of the strategy is low risk.

Our different types of credit risk include:

Credit Spread Risk — Credit spread risk arises from the possibility that changes in credit spreads will affect the value of financial instruments. Credit spreads represent the credit risk premiums required by market participants for a given credit quality (e.g., the additional yield that a debt instrument issued by a AA-rated entity must produce over a risk-free alternative). Changes in credit spreads result from potential changes in an issuer's credit rating or the market's perception of the issuer's credit worthiness. We are exposed to credit spread risk with the debt instruments held in our trading inventory. We enter into transactions to hedge our exposure to credit spread risk with derivatives and certain other financial instruments. These hedging strategies may not work in all market environments and as a result may not be effective in mitigating credit spread risk.

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

Collections Risk — Collections risk arises from ineffective management and monitoring of collecting outstanding debts and obligations, including those related to our customer trading activities. Our client activities involve the execution, settlement and financing of various transactions. Client activities are transacted on a delivery versus payment, cash or margin basis. Our credit exposure to institutional client business is mitigated by the use of industry-standard delivery versus payment through depositories and clearing banks. Our risk management functions have credit risk policies establishing appropriate credit limits and collateralization thresholds for customers and counterparties.

Concentration Risk — Concentration risk is the risk due to concentrated exposure to a particular product; individual issuer, borrower or counterparty; financial instrument; or geographic area. We are subject to concentration risk if we hold large individual securities positions, execute large transactions with individual counterparties or groups of related counterparties, or make substantial underwriting commitments. Potential concentration risk is monitored through review of counterparties and borrowers and is managed using policies and limits established by senior management.

We have concentrated counterparty credit exposure with four non-publicly rated entities totaling $24.0 million at December 31, 2020. This counterparty credit exposure is part of our matched-book derivative program related to our public finance business, consisting primarily of interest rate swaps. One derivative counterparty represented 84.0 percent, or $20.2 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2020.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of Piper Sandler Companies included in this Annual Report on Form 10-K, has issued an attestation report on internal control over financial reporting as of December 31, 2020. Their report, which expresses an unqualified opinion on the effectiveness of Piper Sandler Companies' internal control over financial reporting as of December 31, 2020, is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Piper Sandler Companies

Opinion on Internal Control Over Financial Reporting
We have audited Piper Sandler Companies’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes, and our report dated February 25, 2021, expressed an unqualified opinion thereon.

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
February 25, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Piper Sandler Companies

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Piper Sandler Companies (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Investments at Fair Value
Description of the Matter
At December 31, 2020, the fair value of the Company’s investments categorized as Level III of the fair value hierarchy totaled $153 million, primarily consisting of merchant banking investments in private companies (“merchant banking investments”) that do not have readily determinable fair values. These investments are held in consolidated funds, which include $96.7 million of noncontrolling interests attributable to unrelated third party ownership. As described in Notes 2 and 7 of the consolidated financial statements, management determines the fair values of merchant banking investments internally using the best information available. These investments are valued based on an assessment of each underlying security, considering cost, terms and liquidity of the investment, the financial condition and operating results of the issuer, rounds of financing, third party transactions and market-based information, including comparable company transactions, trading multiples (e.g., multiples of revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”)) and changes in market outlook, among other factors.

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

To test the valuation of the Company’s merchant banking investments, our procedures included, among others, involving internal valuation specialists to assist in our evaluation of the Company’s valuation methodologies, testing the significant inputs and assumptions used by the Company in determining the fair values, and testing the mathematical accuracy of the Company’s valuation calculations. For example, we agreed model inputs to source information including capital structure, investee-provided financial information or projections, and publicly available information on comparable transactions (e.g., transaction multiples). We assessed the issuer’s financial projections by comparing them to historical performance, obtaining an understanding of key events impacting the issuer and performing sensitivity analyses as needed to evaluate the impact to fair value that would result from changes in these projections. To the extent available, we evaluated subsequent events and other information and considered whether it corroborated or contradicted the Company’s year-end valuations.

Valuation of Acquisition-Related Intangibles
Description of the Matter	As disclosed in Note 4 of the consolidated financial statements, the Company acquired SOP Holdings, LLC and its subsidiaries, including Sandler O'Neill & Partners, L.P. (Sandler) in 2020. The transaction was accounted for as a business combination. Identifiable intangible assets acquired through this business combination consisted of customer relationships and the Sandler trade name with acquisition-date fair values of $72.4 million and $85.4 million, respectively. These intangible assets are measured at acquisition date using models with significant assumptions including financial projections, discount rates, and a royalty rate, among others, which form the basis of fair value. Certain of these assumptions are forward-looking and could be affected by future economic and market conditions.

Auditing the fair value of the Company’s acquired identifiable intangible assets was complex, as the inputs and assumptions used by the Company are highly judgmental and could have a significant effect on the acquisition-date fair value measurements of such identifiable intangible assets.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s acquisition process. This included controls over management’s assessment of the valuation methodologies, the inputs and assumptions used in determining acquisition-date fair value measurements, and review and approval of final intangible asset valuation.

To test the valuation of the Company’s acquired intangible assets, our procedures included, among others, involving internal valuation specialists to assist in our evaluation of the Company’s valuation methodologies, testing the significant inputs and assumptions used by the Company in determining the acquisition-date fair values, and testing the mathematical accuracy of the Company’s valuation calculations. For example, we performed sensitivity analyses for certain assumptions, compared significant assumptions to current industry, market, and economic trends, to assumptions used to value similar intangible assets of past acquisitions, and to other guidelines used by companies within the same industry. Also, to test projected financial information, we compared projections to historical results of Sandler and the Company and obtained support for individual contracts expected to generate revenue.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2003.
Minneapolis, Minnesota
February 25, 2021

Piper Sandler Companies
Consolidated Statements of Financial Condition

	December 31,	December 31,
(Amounts in thousands, except share data)	2020	2019
Assets
Cash and cash equivalents	$507,935	$250,018
Receivables from brokers, dealers and clearing organizations	221,491	283,108

Financial instruments and other inventory positions owned	270,849	434,088
Financial instruments and other inventory positions owned and pledged as collateral	130,703	205,674
Total financial instruments and other inventory positions owned	401,552	639,762

Fixed assets (net of accumulated depreciation and amortization of $74,883 and $65,991, respectively)	43,812	29,850
Goodwill	227,508	87,649
Intangible assets (net of accumulated amortization of $85,592 and $40,864, respectively)	149,858	16,686
Investments	183,179	158,141
Net deferred income tax assets	104,219	68,035
Right-of-use lease asset	82,543	40,030
Other assets	75,043	55,440
Total assets	$1,997,140	$1,628,719

Liabilities and Shareholders' Equity
Short-term financing	$—	$49,978
Long-term financing	195,000	175,000
Payables to brokers, dealers and clearing organizations	18,591	7,514
Financial instruments and other inventory positions sold, but not yet purchased	151,030	185,425
Accrued compensation	522,412	300,527
Accrued lease liability	99,478	57,169
Other liabilities and accrued expenses	84,547	46,578
Total liabilities	1,071,058	822,191

Shareholders' equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at December 31, 2020 and December 31, 2019;
Shares issued: 19,533,547 at December 31, 2020 and 19,526,533 at December 31, 2019;
Shares outstanding: 13,776,025 at December 31, 2020 and 13,717,315 at December 31, 2019	195	195
Additional paid-in capital	847,785	757,669
Retained earnings	271,001	258,669
Less common stock held in treasury, at cost: 5,757,522 shares at December 31, 2020 and 5,809,218 shares at December 31, 2019	(289,359)	(284,378)
Accumulated other comprehensive loss	(197)	(872)
Total common shareholders' equity	829,425	731,283

Noncontrolling interests	96,657	75,245
Total shareholders' equity	926,082	806,528

Total liabilities and shareholders' equity	$1,997,140	$1,628,719
See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Operations

	Year Ended December 31,
(Amounts in thousands, except per share data)	2020	2019	2018

Revenues:
Investment banking	$858,476	$629,392	$588,978
Institutional brokerage	357,753	167,891	124,738
Interest income	13,164	26,741	32,749
Investment income	23,265	22,275	11,039

Total revenues	1,252,658	846,299	757,504

Interest expense	14,445	11,733	16,551

Net revenues	1,238,213	834,566	740,953

Non-interest expenses:
Compensation and benefits	877,462	516,090	488,487
Outside services	38,377	36,184	36,528
Occupancy and equipment	54,007	36,795	34,194
Communications	44,358	30,760	28,656
Marketing and business development	13,472	28,780	26,936
Deal-related expenses	38,072	25,823	25,120
Trade execution and clearance	18,934	10,186	8,014
Restructuring and integration costs	10,755	14,321	3,498
Intangible asset amortization	44,728	4,298	4,858
Other operating expenses	29,500	12,350	12,173

Total non-interest expenses	1,169,665	715,587	668,464

Income from continuing operations before income tax expense	68,548	118,979	72,489

Income tax expense	19,192	24,577	18,046

Income from continuing operations	49,356	94,402	54,443

Discontinued operations:
Income from discontinued operations, net of tax	—	23,772	1,387

Net income	49,356	118,174	55,830

Net income/(loss) applicable to noncontrolling interests	8,852	6,463	(1,206)

Net income applicable to Piper Sandler Companies	$40,504	$111,711	$57,036

Net income applicable to Piper Sandler Companies' common shareholders	$40,504	$107,200	$49,993

Continued on next page

Piper Sandler Companies
Consolidated Statements of Operations – Continued

	Year Ended December 31,
(Amounts in thousands, except per share data)	2020	2019	2018

Amounts applicable to Piper Sandler Companies
Net income from continuing operations	$40,504	$87,939	$55,649
Net income from discontinued operations	—	23,772	1,387
Net income applicable to Piper Sandler Companies	$40,504	$111,711	$57,036

Earnings per basic common share
Income from continuing operations	$2.94	$6.21	$3.68
Income from discontinued operations	—	1.69	0.09
Earnings per basic common share	$2.94	$7.90	$3.78

Earnings per diluted common share
Income from continuing operations	$2.72	$6.05	$3.63
Income from discontinued operations	—	1.65	0.09
Earnings per diluted common share	$2.72	$7.69	$3.72

Dividends declared per common share	$2.00	$2.51	$3.12

Weighted average number of common shares outstanding
Basic	13,781	13,555	13,234
Diluted	14,901	13,937	13,425
See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(Amounts in thousands)	2020	2019	2018
Net income	$49,356	$118,174	$55,830

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	675	526	(119)

Comprehensive income	50,031	118,700	55,711

Comprehensive income/(loss) applicable to noncontrolling interests	8,852	6,463	(1,206)

Comprehensive income applicable to Piper Sandler Companies	$41,179	$112,237	$56,917
See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Changes in Shareholders' Equity

						Accumulated	Total
	Common		Additional			Other	Common		Total
(Amounts in thousands,	Shares	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
except share amounts)	Outstanding	Stock	Capital	Earnings	Stock	Loss	Equity	Interests	Equity

Balance at December 31, 2017	12,911,149	$195	$791,970	$176,270	$(273,824)	$(1,279)	$693,332	$47,903	$741,235
Net income/(loss)	—	—	—	57,036	—	—	57,036	(1,206)	55,830
Dividends	—	—	—	(47,157)	—	—	(47,157)	—	(47,157)
Amortization/issuance of restricted stock	—	—	48,448	—	—	—	48,448	—	48,448
Repurchase of common stock through share repurchase program	(681,233)	—	—	—	(47,142)	—	(47,142)	—	(47,142)
Issuance of treasury shares for restricted stock vestings	1,040,015	—	(44,459)	—	44,459	—	—	—	—
Repurchase of common stock from employees	(279,664)	—	—	—	(23,761)	—	(23,761)	—	(23,761)
Shares reserved/issued for director compensation	5,130	—	404	—	—	—	404	—	404
Other comprehensive loss	—	—	—	—	—	(119)	(119)	—	(119)
Cumulative effect upon adoption of new accounting standard, net of tax (1)	—	—	—	(3,597)	—	—	(3,597)	—	(3,597)
Fund capital contributions, net	—	—	—	—	—	—	—	6,275	6,275
Balance at December 31, 2018	12,995,397	$195	$796,363	$182,552	$(300,268)	$(1,398)	$677,444	$52,972	$730,416
Net income	—	—	—	111,711	—	—	111,711	6,463	118,174
Dividends	—	—	—	(35,594)	—	—	(35,594)	—	(35,594)
Amortization/issuance of restricted stock	—	—	27,137	—	—	—	27,137	—	27,137
Repurchase of common stock through share repurchase program	(501)	—	—	—	(32)	—	(32)	—	(32)
Issuance of treasury shares for restricted stock vestings	1,415,147	—	(66,474)	—	66,474	—	—	—	—
Repurchase of common stock from employees	(701,217)	—	—	—	(50,552)	—	(50,552)	—	(50,552)
Shares reserved/issued for director compensation	8,489	—	643	—	—	—	643	—	643
Other comprehensive income	—	—	—	—	—	526	526	—	526
Fund capital contributions, net	—	—	—	—	—	—	—	15,810	15,810
Balance at December 31, 2019	13,717,315	$195	$757,669	$258,669	$(284,378)	$(872)	$731,283	$75,245	$806,528

Continued on next page

Piper Sandler Companies
Consolidated Statements of Changes in Shareholders' Equity – Continued

						Accumulated	Total
	Common		Additional			Other	Common		Total
(Amounts in thousands,	Shares	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
except share amounts)	Outstanding	Stock	Capital	Earnings	Stock	Loss	Equity	Interests	Equity

Net income	—	$—	$—	$40,504	$—	$—	$40,504	$8,852	$49,356
Dividends	—	—	—	(28,172)	—	—	(28,172)	—	(28,172)
Amortization/issuance of restricted stock (2)	—	—	103,852	—	—	—	103,852	—	103,852
Repurchase of common stock through share repurchase program	(188,319)	—	—	—	(13,129)	—	(13,129)	—	(13,129)
Issuance of treasury shares for restricted stock vestings	309,089	—	(15,310)	—	15,310	—	—	—	—
Issuance of treasury shares for deal consideration	34,205	—	1,049	—	1,674	—	2,723	—	2,723
Repurchase of common stock from employees	(105,193)	—	—	—	(8,836)	—	(8,836)	—	(8,836)
Shares reserved/issued for director compensation	8,928	—	525	—	—	—	525	—	525
Other comprehensive income	—	—	—	—	—	675	675	—	675
Fund capital contributions, net	—	—	—	—	—	—	—	12,560	12,560
Balance at December 31, 2020	13,776,025	$195	$847,785	$271,001	$(289,359)	$(197)	$829,425	$96,657	$926,082

(1)Cumulative effect adjustment upon adoption of revenue recognition guidance in ASU 2014-09, as amended.
(2)Includes amortization of restricted stock issued as part of deal consideration. See Note 4 for further discussion.

See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Cash Flows

	Year Ended December 31,
(Amounts in thousands)	2020	2019	2018
Operating Activities:
Net income	$49,356	$118,174	$55,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	10,699	9,360	8,358
Deferred income taxes	(36,184)	11,323	(652)
Gain on sale of Advisory Research, Inc. ("ARI"), net of tax	—	(33,026)	—
Stock-based compensation	121,688	32,003	44,285
Amortization of intangible assets	44,728	9,763	10,460
Amortization of forgivable loans	3,538	4,639	5,138
Decrease/(increase) in operating assets:
Receivables from brokers, dealers and clearing organizations	254,292	(46,207)	(89,884)
Net financial instruments and other inventory positions owned	203,815	(4,542)	534,355
Investments	(24,353)	(6,255)	24,109
Other assets	4,024	117	(3,758)
Increase/(decrease) in operating liabilities:
Payables to brokers, dealers and clearing organizations	11,077	(1,143)	(10,735)
Accrued compensation	132,767	(29,277)	(60,191)
Other liabilities and accrued expenses	4,318	(10,117)	(7,915)
Decrease in assets held for sale	—	20,901	1,882
Decrease in liabilities held for sale	—	(7,915)	(1,487)

Net cash provided by operating activities	779,765	67,798	509,795

Investing Activities:
Business acquisitions, net of cash acquired	(417,414)	(19,674)	—
Proceeds from sale of ARI	—	52,881	—
Purchases of fixed assets, net	(17,581)	(6,516)	(15,804)

Net cash provided by/(used in) investing activities	(434,995)	26,691	(15,804)

Continued on next page

Piper Sandler Companies
Consolidated Statements of Cash Flows – Continued

	Year Ended December 31,
(Amounts in thousands)	2020	2019	2018

Financing Activities:
Increase/(decrease) in short-term financing	$(49,978)	$25	$(239,984)
Issuance of senior notes	—	175,000	—
Repayment of senior notes	—	—	(125,000)
Payment of cash dividend	(28,172)	(35,594)	(47,157)
Increase in noncontrolling interests	12,560	15,810	6,275
Repurchase of common stock	(21,965)	(50,584)	(70,903)

Net cash provided by/(used in) financing activities	(87,555)	104,657	(476,769)

Currency adjustment:
Effect of exchange rate changes on cash	702	508	(651)

Net increase in cash and cash equivalents	257,917	199,654	16,571

Cash and cash equivalents at beginning of year	250,018	50,364	33,793

Cash and cash equivalents at end of year	$507,935	$250,018	$50,364

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$14,485	$12,038	$17,129
Income taxes	$28,891	$9,581	$17,134
See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Notes to the Consolidated Financial Statements

Note 1 Organization and Basis of Presentation

Organization

As described in Note 4, Piper Jaffray Companies completed the acquisition of SOP Holdings, LLC and its subsidiaries, including Sandler O'Neill & Partners, L.P. (collectively, "Sandler O'Neill") on January 3, 2020. Upon completion of the acquisition, Piper Jaffray Companies was renamed Piper Sandler Companies. Certain of its subsidiaries were also renamed.

Piper Sandler Companies is the parent company of Piper Sandler & Co. ("Piper Sandler"), a securities broker dealer and investment banking firm; Piper Sandler Ltd., a firm providing securities brokerage and mergers and acquisitions services in Europe; Piper Sandler Finance LLC, which facilitates corporate debt underwriting in conjunction with affiliated credit vehicles; Piper Sandler Investment Group Inc. and PSC Capital Management LLC, entities providing alternative asset management services; Piper Sandler Loan Strategies, LLC ("PSLS"), which provides management services for primary and secondary market liquidity transactions of loan and servicing rights; Piper Sandler Hedging Services, LLC, an entity that assists clients with programmatic hedging solutions and broader hedging strategies; Piper Sandler Financial Products Inc. and Piper Sandler Financial Products II Inc., entities that facilitate derivative transactions; and other immaterial subsidiaries.

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

As discussed in Note 5, Advisory Research, Inc. ("ARI") was sold in the third quarter of 2019. ARI's results, previously reported in the Company's Asset Management segment, have been presented as discontinued operations for all prior periods presented. ARI provided traditional asset management services with product offerings in master limited partnerships and equity securities.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

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

The discount rate used to determine the present value of the remaining lease payments reflects the Company’s incremental borrowing rate, which is the rate the Company would have to pay to borrow on a collateralized basis over a similar term in a similar economic environment. In calculating its discount rates, the Company takes into consideration a financing arrangement that is on a secured (i.e., collateralized) basis, as well as market interest rates and spreads, other reference points, and the respective tenors of the Company’s designated lease term ranges. The Company applies the portfolio approach in determining the discount rates for its leases.

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

Goodwill and Intangible Assets

Goodwill represents the fair value of the consideration transferred in excess of the fair value of identifiable net assets at the acquisition date. The Company tests goodwill and indefinite-life intangible assets for impairment on an annual basis and on an interim basis when circumstances exist that could indicate possible impairment. The Company tests for impairment at the reporting unit level, which is generally one level below its operating segments. The Company has identified one reporting unit: Capital Markets. When testing for impairment, the Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after making an assessment, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then further analysis is unnecessary. However, if the Company concludes otherwise, then the Company is required to perform a quantitative goodwill test, which requires management to make judgments in determining what assumptions to use in the calculation. The quantitative goodwill test compares the fair value of the reporting unit to its carrying value, including allocated goodwill. An impairment is recognized for the excess amount of a reporting unit's carrying value over its fair value. The estimated fair value of the reporting unit is derived based on valuation techniques that a market participant would use. The Company estimates the fair value of the reporting unit using the income approach (discounted cash flow method) and market approach (earnings and/or transaction multiples). See Note 12 for additional information on the Company's impairment testing.

Intangible assets with determinable lives consist of customer relationships, internally developed software and the Simmons & Company International ("Simmons") trade name that are amortized over their original estimated useful lives ranging from one to eight years. The pattern of amortization reflects the timing of the realization of the economic benefits of such intangible assets. The Sandler trade name is an indefinite-lived intangible asset, which is not amortized and is evaluated annually, at a minimum, or on an interim basis if events or circumstances indicate a possible inability to realize the carrying amount.

Investments

The Company's investments include equity investments in private companies and partnerships. Equity investments in private companies are accounted for at fair value, as required by accounting guidance or if the fair value option was elected. Investments in partnerships are accounted for under the equity method, which is generally the net asset value.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Other Assets

Other assets include receivables and prepaid expenses. Receivables include fee receivables, income tax receivables, accrued interest, and loans made to employees, typically in connection with their recruitment. Employee loans are forgiven based on continued employment and are amortized to compensation and benefits expense using the straight-line method over the respective terms of the loans, which generally range from two to four years.

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

Institutional Brokerage – Institutional brokerage revenues include (i) commissions received from customers for the execution of brokerage transactions in listed and over-the-counter (OTC) equity, fixed income and convertible debt securities, which are recognized at a point in time on the trade date because the customer has obtained the rights to the underlying security provided by the trade execution service, (ii) trading gains and losses, recorded based on changes in the fair value of long and short security positions in the reporting period, (iii) fees earned by PSLS related to the brokering of loans and servicing rights in market liquidity transactions, which are recognized at a point in time on the trade date, and (iv) fees received by the Company for equity research. The Company permits institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as commission share agreements or "soft dollar" arrangements. As the Company is not acting as a principal in satisfying the performance obligation for these arrangements, expenses relating to soft dollars are netted against commission revenues and included in other liabilities and accrued expenses on the consolidated statements of financial condition.

Interest Revenue and Expense – The Company nets interest expense within net revenues to mitigate the effects of fluctuations in interest rates on the Company's consolidated statements of operations. The Company recognizes contractual interest on financial instruments owned and financial instruments sold, but not yet purchased (excluding derivative instruments), on an accrual basis as a component of interest revenue and expense. The Company accounts for interest related to its short-term and long-term financing arrangements on an accrual basis with related interest recorded as interest expense.

Investment Income – Investment income includes realized and unrealized gains and losses from the Company's merchant banking, energy and other firm investments, as well as management and performance fees generated from the Company’s alternative asset management funds.

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

Earnings Per Share

Basic earnings per common share is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive stock options, restricted stock units and restricted shares. For periods prior to 2020, the Company calculated earnings per share using the two-class method. See Note 21 for additional information on the Company's calculation of earnings per share.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Note 3 Recent Accounting Pronouncements

Adoption of New Accounting Standards

Financial Instruments – Credit Losses

In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). The new guidance requires an entity to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts as opposed to delaying recognition until the loss was probable of occurring. ASU 2016-13 became effective for the Company as of January 1, 2020. There was no material impact to the Company's consolidated financial statements upon adoption of ASU 2016-13.

Note 4 Acquisitions

The following acquisitions were accounted for pursuant to FASB Accounting Standards Codification Topic 805, "Business Combinations." Accordingly, the purchase price of each acquisition was allocated to the acquired assets and liabilities assumed based on their estimated fair values as of the respective acquisition dates. The excess of the purchase price over the net assets acquired was allocated between goodwill and intangible assets. The fair value of the equity consideration and retention-related restricted stock was determined using the market price of the Company’s common stock on the date of the respective acquisition.

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

Transaction costs of $1.2 million and $4.8 million were incurred for the years ended December 31, 2020 and 2019, respectively, and are included in restructuring and integration costs on the consolidated statements of operations.

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

The net assets acquired by the Company are described below. As part of the purchase price, the Company entered into unsecured promissory notes with the former owners totaling $20.0 million (the "Valence Notes"), as discussed in Note 15. The Valence Notes were repaid in early 2021. The Company also granted 647,268 restricted shares valued at $31.2 million as equity consideration on the acquisition date. In addition, the Company entered into acquisition-related compensation arrangements with certain employees of $5.5 million in restricted stock for retention purposes. Both the equity consideration and retention-related restricted shares are subject to graded vesting, beginning on the third anniversary of the acquisition date, so long as the applicable employee remains continuously employed by the Company for such period. Compensation expense will be amortized on a straight-line basis over the requisite service period of five years.

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

Transaction costs of $2.5 million were incurred for the year ended December 31, 2020 and are included in restructuring and integration costs on the consolidated statements of operations.

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

TRS Advisors LLC ("TRS")

On December 31, 2020, the Company completed the acquisition of TRS, an advisory firm offering restructuring and reorganization services to companies in public, private and government settings. The transaction was completed pursuant to the equity purchase agreement dated December 8, 2020. The acquisition expands the scale of the Company's restructuring advisory business.

The net assets acquired by the Company are described below. In addition to cash consideration, as part of the purchase price, the Company granted 145,952 restricted shares valued at $14.7 million as equity consideration on the acquisition date. The equity consideration restricted shares are subject to graded vesting, beginning on the third anniversary of the acquisition date, so long as the applicable employee remains continuously employed by the Company for such period. Compensation expense will be amortized on a straight-line basis over the requisite service period of five years. In addition, the Company entered into acquisition-related compensation arrangements with certain employees of $2.9 million in restricted stock for retention purposes. These restricted shares are subject to ratable vesting and employees must fulfill service requirements in exchange for the rights to the restricted shares. Compensation expense will be amortized on a straight-line basis over the requisite service period of three years.

Additional cash of $7.0 million may be earned by certain employees if a revenue threshold is exceeded during the three-year post-acquisition period to the extent they are employed by the Company at the time of payment. Amounts estimated to be payable, if any, will be recorded as compensation expense on the consolidated statements of operations over the requisite performance period. If earned, the amount will be paid by April 3, 2024.

The Company recorded $12.2 million of goodwill on the consolidated statements of financial condition, all of which is expected to be deductible for income tax purposes. The final goodwill recorded on the Company's consolidated statements of financial condition may differ from that reflected herein as a result of measurement period adjustments. In management's opinion, the goodwill represents the reputation and operating expertise of TRS. Identifiable intangible assets purchased by the Company consisted of customer relationships with an acquisition-date fair value of $5.3 million.

Transaction costs of $0.8 million were incurred for the year ended December 31, 2020 and are included in restructuring and integration costs on the consolidated statements of operations.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition:

(Amounts in thousands)
Assets
Cash and cash equivalents	$7
Goodwill	12,199
Intangible assets	5,300
Right-of-use lease asset	1,818
Other assets	6,423
Total assets acquired	25,747

Liabilities
Accrued compensation	23
Accrued lease liability	1,818
Other liabilities and accrued expenses	7
Total liabilities assumed	1,848

Net assets acquired	$23,899

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

Additional cash of up to $31.5 million may be earned if a net revenue target is achieved during the period from January 1, 2020 to June 30, 2021 ("Weeden Earnout"). Weeden & Co.'s equity owners, a portion of whom are now employees of the Company, are eligible to receive the additional payment. Employees must fulfill service requirements in exchange for the rights to the additional payment. Amounts estimated to be payable to employees will be recorded as compensation expense on the consolidated statements of operations over the requisite performance period. The Company recorded a liability as of the acquisition date for the fair value related to non-employee equity owners, and is required to adjust this liability through the statement of operations for any changes after the acquisition date. If earned, the Weeden Earnout will be paid by September 30, 2021. As of December 31, 2020, the Company expects the maximum Weeden Earnout will be earned and has accrued a total of $25.0 million related to this additional cash payment. The Company recorded $24.1 million in non-interest expenses related to the Weeden Earnout for the year ended December 31, 2020.

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

Pro Forma Financial Information

The results of operations of Sandler O'Neill, Valence, TRS and Weeden & Co. have been included in the Company's consolidated financial statements prospectively beginning on the respective acquisition dates. The acquisitions have been fully integrated with the Company's existing operations. Accordingly, post-acquisition revenues and net income are not discernible. The following unaudited pro forma financial data is presented on a combined basis. Based on the respective acquisition dates, the unaudited pro forma financial data assumes that the Sandler O’Neill, Valence and TRS acquisitions had occurred on January 1, 2018, the beginning of the comparable prior period presented, and that the Weeden & Co. acquisition had occurred on January 1, 2017. Pro forma results have been prepared by adjusting the Company's historical results to include the results of operations of Sandler O'Neill, Valence, TRS and Weeden & Co. adjusted for the following significant changes: interest expense was adjusted to reflect the debt incurred by the Company to fund portions of the Sandler O’Neill and Valence purchase price; amortization expense was adjusted to account for the acquisition-date fair value of intangible assets; compensation and benefits expenses were adjusted to reflect the restricted cash or restricted stock issued as part of the respective purchase price, the restricted stock issued for retention purposes, and the cost that would have been incurred had Sandler O’Neill partners and Valence and TRS employees been included in the Company’s employee compensation arrangements; and the income tax effect of applying the Company's statutory tax rates to the results of operations of Sandler O'Neill, Valence, TRS and Weeden & Co. The Company's consolidated unaudited pro forma information presented does not necessarily reflect the results of operations that would have resulted had the acquisitions been completed at the beginning of the applicable periods presented, does not contemplate client account overlap and anticipated operational efficiencies of the combined entities, nor does it indicate the results of operations in future periods.

	Year Ended December 31,
(Amounts in thousands)	2020	2019	2018
Net revenues	$1,289,331	$1,252,260	$1,183,131
Net income from continuing operations applicable to Piper Sandler Companies	44,453	73,952	6,327

Piper Sandler Companies
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

ARI's results, previously reported in the Asset Management segment, have been presented as discontinued operations for all prior periods presented and the related assets and liabilities were classified as held for sale. The components of discontinued operations were as follows:

	Year Ended December 31,
(Amounts in thousands)	2019	2018
Net revenues	$26,546	$43,489

Operating expenses	22,589	35,227
Intangible asset amortization (1)	5,465	5,602
Restructuring costs	10,268	272
Total non-interest expenses	38,322	41,101

Income/(loss) from discontinued operations before income tax expense/(benefit)	(11,776)	2,388

Income tax expense/(benefit)	(2,522)	1,001

Income/(loss) from discontinued operations before gain on sales	(9,254)	1,387

Gain on sales, net of tax	33,026	—

Income from discontinued operations, net of tax	$23,772	$1,387
(1)Includes $2.9 million of intangible asset impairment related to the ARI trade name for the year ended December 31, 2019.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Note 6 Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased

	December 31,	December 31,
(Amounts in thousands)	2020	2019
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$1,349	$3,046
Convertible securities	146,088	146,406
Fixed income securities	18,432	28,176
Municipal securities:
Taxable securities	6,267	22,570
Tax-exempt securities	67,944	222,192
Short-term securities	28,592	67,901
Mortgage-backed securities	13	13
U.S. government agency securities	9,146	51,773
U.S. government securities	100,275	77,303
Derivative contracts	23,446	20,382
Total financial instruments and other inventory positions owned	$401,552	$639,762

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$105,190	$94,036
Fixed income securities	18,789	10,311
U.S. government agency securities	—	9,935
U.S. government securities	21,669	67,090
Derivative contracts	5,382	4,053
Total financial instruments and other inventory positions sold, but not yet purchased	$151,030	$185,425

At December 31, 2020 and 2019, financial instruments and other inventory positions owned in the amount of $130.7 million and $205.7 million, respectively, had been pledged as collateral for short-term financings.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

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

	December 31, 2020			December 31, 2019
(Amounts in thousands)	Derivative	Derivative	Notional	Derivative	Derivative	Notional
Derivative Category	Assets (1)	Liabilities (2)	Amount	Assets (1)	Liabilities (2)	Amount
Interest rate
Customer matched-book	$233,116	$223,218	$1,955,131	$209,119	$198,315	$2,197,340
Trading securities	—	4,225	55,375	8	1,852	110,875
	$233,116	$227,443	$2,010,506	$209,127	$200,167	$2,308,215
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

(Amounts in thousands)		Year Ended December 31,
Derivative Category	Operations Category	2020	2019	2018
Interest rate derivative contract	Investment banking	$(1,407)	$(912)	$(1,880)
Interest rate derivative contract	Institutional brokerage	(1,881)	2,417	334
		$(3,288)	$1,505	$(1,546)

Credit risk associated with the Company's derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company's derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company's financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The majority of the Company's derivative contracts are substantially collateralized by its counterparties, who are major financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of a derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of December 31, 2020, the Company had $24.0 million of uncollateralized credit exposure with these counterparties (notional contract amount of $161.3 million), including $20.2 million of uncollateralized credit exposure with one counterparty.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

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

Fair Value Option – The fair value option permits the irrevocable fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The fair value option was elected for certain merchant banking and other investments at inception to reflect economic events in earnings on a timely basis. Merchant banking and other equity investments of $1.8 million and $2.1 million, included within investments on the consolidated statements of financial condition, were accounted for at fair value and were classified as Level III assets at December 31, 2020 and 2019, respectively. The realized and unrealized net impact from fair value changes included in earnings as a result of electing to apply the fair value option to certain financial assets were gains of $0.2 million, losses of $0.6 million and gains of $0.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company's Level III financial instruments as of December 31, 2020:

	Valuation			Weighted
	Technique	Unobservable Input	Range	Average (1)
Assets
Financial instruments and other inventory positions owned:
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve in basis points ("bps") (2)	1 - 3 bps	1.8 bps
Investments at fair value:
Equity securities in private companies	Market approach	Revenue multiple (2)	3 - 5 times	4.1 times
		EBITDA multiple (2)	9 - 20 times	15.8 times

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve in bps (3)	0 - 8 bps	2.4 bps
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

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The following table summarizes the valuation of the Company's financial instruments by pricing observability levels defined in ASC 820 as of December 31, 2020:

					Counterparty
					and Cash
					Collateral
(Amounts in thousands)	Level I	Level II	Level III		Netting (1)	Total
Assets
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$330	$1,019	$—		$—	$1,349
Convertible securities	—	146,088	—		—	146,088
Fixed income securities	—	18,432	—		—	18,432
Municipal securities:
Taxable securities	—	6,267	—		—	6,267
Tax-exempt securities	—	67,944	—		—	67,944
Short-term securities	—	28,592	—		—	28,592
Mortgage-backed securities	—	—	13		—	13
U.S. government agency securities	—	9,146	—		—	9,146
U.S. government securities	100,275	—	—		—	100,275
Derivative contracts	—	232,846	270		(209,670)	23,446
Total financial instruments and other inventory positions owned	100,605	510,334	283		(209,670)	401,552

Cash equivalents	468,091	—	—		—	468,091

Investments at fair value	16,496	5,358	152,995	(2)	—	174,849
Total assets	$585,192	$515,692	$153,278		$(209,670)	$1,044,492

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$102,013	$3,177	$—		$—	$105,190
Fixed income securities	—	18,789	—		—	18,789
U.S. government securities	21,669	—	—		—	21,669
Derivative contracts	—	223,737	3,706		(222,061)	5,382
Total financial instruments and other inventory positions sold, but not yet purchased	$123,682	$245,703	$3,706		$(222,061)	$151,030
(1)Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.
(2)Includes noncontrolling interests of $96.7 million primarily attributable to unrelated third party ownership in consolidated merchant banking funds.

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

The Company's Level III assets were $153.3 million and $132.4 million, or 14.7 percent and 13.0 percent of financial instruments measured at fair value at December 31, 2020 and 2019, respectively. There were no significant transfers between levels for the year ended December 31, 2020.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The following tables summarize the changes in fair value associated with Level III financial instruments held at the beginning or end of the periods presented:

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	December 31,	December 31,
(Amounts in thousands)	2019	Purchases	Sales	in	out	(losses)	(losses)	2020	2020
Assets
Financial instruments and other inventory positions owned:
Mortgage-backed securities	$13	$—	$—	$—	$—	$—	$—	$13	$—
Derivative contracts	8	1,005	(535)	—	—	(470)	262	270	270
Total financial instruments and other inventory positions owned	21	1,005	(535)	—	—	(470)	262	283	270

Investments at fair value	132,329	16,133	(6,285)	—	(130)	(3,264)	14,212	152,995	8,711
Total assets	$132,350	$17,138	$(6,820)	$—	$(130)	$(3,734)	$14,474	$153,278	$8,981

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$1,563	$(14,983)	$379	$—	$—	$14,604	$2,143	$3,706	$3,706
Total financial instruments and other inventory positions sold, but not yet purchased	$1,563	$(14,983)	$379	$—	$—	$14,604	$2,143	$3,706	$3,706

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	December 31,	December 31,
(Amounts in thousands)	2018	Purchases	Sales	in	out	(losses)	(losses)	2019	2019
Assets
Financial instruments and other inventory positions owned:
Mortgage-backed securities	$15	$—	$(6)	$—	$—	$(23)	$27	$13	$—
Derivative contracts	229	42	(796)	—	—	755	(222)	8	8
Total financial instruments and other inventory positions owned	244	42	(802)	—	—	732	(195)	21	8

Investments at fair value	107,792	23,624	(14,897)	—	(783)	2,901	13,692	132,329	16,105
Total assets	$108,036	$23,666	$(15,699)	$—	$(783)	$3,633	$13,497	$132,350	$16,113

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$4,202	$(16,311)	$—	$—	$—	$16,311	$(2,639)	$1,563	$1,563
Total financial instruments and other inventory positions sold, but not yet purchased	$4,202	$(16,311)	$—	$—	$—	$16,311	$(2,639)	$1,563	$1,563

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

Consolidated VIEs

The Company's consolidated VIEs at December 31, 2020 include certain alternative asset management funds in which the Company has an investment and, as the managing partner, is deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds.

The following table presents information about the carrying value of the assets and liabilities of the VIEs which are consolidated by the Company and included on the consolidated statements of financial condition at December 31, 2020. The assets can only be used to settle the liabilities of the respective VIE, and the creditors of the VIEs do not have recourse to the general credit of the Company. One of these VIEs has $25.0 million of bank line financing available with an interest rate based on prime plus an applicable margin. The assets and liabilities are presented prior to consolidation, and thus a portion of these assets and liabilities are eliminated in consolidation.

Alternative Asset
(Amounts in thousands)	Management Funds
Assets
Investments	$150,879
Other assets	5,905
Total assets	$156,784

Liabilities
Other liabilities and accrued expenses	$2,593
Total liabilities	$2,593

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Nonconsolidated VIEs

The Company determined it is not the primary beneficiary of certain VIEs and accordingly does not consolidate them. These VIEs had net assets approximating $1.8 billion and $0.3 billion at December 31, 2020 and 2019, respectively. The Company's exposure to loss from these VIEs is $7.8 million, which is the carrying value of its capital contributions recorded in investments on the consolidated statements of financial condition at December 31, 2020. The Company had no liabilities related to these VIEs at December 31, 2020 and 2019. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of December 31, 2020.

Note 9 Receivables from and Payables to Brokers, Dealers and Clearing Organizations

	December 31,	December 31,
(Amounts in thousands)	2020	2019
Receivable from clearing organizations	$184,662	$260,436
Receivable from brokers and dealers	33,514	19,161
Other	3,315	3,511
Total receivables from brokers, dealers and clearing organizations	$221,491	$283,108

	December 31,	December 31,
(Amounts in thousands)	2020	2019
Payable to brokers and dealers	$18,591	$7,514
Total payables to brokers, dealers and clearing organizations	$18,591	$7,514

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

Note 10 Investments

The Company's investments include investments in private companies and partnerships.

	December 31,	December 31,
(Amounts in thousands)	2020	2019
Investments at fair value	$174,849	$149,987
Investments at cost	611	1,084
Investments accounted for under the equity method	7,719	7,070
Total investments	183,179	158,141

Less investments attributable to noncontrolling interests (1)	(96,657)	(75,245)
	$86,522	$82,896
(1)    Noncontrolling interests are primarily attributable to unrelated third party ownership in consolidated merchant banking funds.

At December 31, 2020, investments carried on a cost basis had an estimated fair market value of $0.6 million. Because valuation estimates were based upon management's judgment, investments carried at cost would be categorized as Level III assets in the fair value hierarchy, if they were carried at fair value.

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

Note 11 Other Assets

	December 31,	December 31,
(Amounts in thousands)	2020	2019
Fee receivables	$38,840	$18,574
Accrued interest receivables	1,474	2,977
Forgivable loans, net	5,526	5,227
Prepaid expenses	14,585	10,687
Income tax receivables	—	2,658
Other	14,618	15,317
Total other assets	$75,043	$55,440

Note 12 Goodwill and Intangible Assets

(Amounts in thousands)
Goodwill
Balance at December 31, 2018	$81,855
Goodwill acquired	5,794
Balance at December 31, 2019	$87,649
Goodwill acquired	139,859
Balance at December 31, 2020	$227,508

Intangible assets
Balance at December 31, 2018	$4,284
Intangible assets acquired	16,700
Amortization of intangible assets	(4,298)
Balance at December 31, 2019	$16,686
Intangible assets acquired	177,900
Amortization of intangible assets	(44,728)
Balance at December 31, 2020	$149,858

As discussed in Note 4, the addition of goodwill and intangible assets during the year ended December 31, 2020 related to the acquisitions of Sandler O'Neill, Valence and TRS. Management identified $157.8 million of intangible assets related to the acquisition of Sandler O'Neill, consisting of customer relationships of $72.4 million and the Sandler trade name of $85.4 million. The customer relationships will be amortized over a weighted average life of 2.4 years. The Sandler trade name is an indefinite-lived intangible asset and will not be subject to amortization. Management identified $14.8 million of customer relationship intangible assets related to the acquisition of Valence, which will be amortized over a weighted average life of 1.4 years. Management also identified $5.3 million of customer relationship intangible assets related to the acquisition of TRS, which will be amortized over one year. The addition of goodwill and intangible assets during the year ended December 31, 2019 related to the acquisition of Weeden & Co. Management identified $16.7 million of intangible assets, consisting of $12.0 million of customer relationships and $4.7 million of internally developed software, which are being amortized over a weighted average life of 8.4 years and 3.6 years, respectively.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Intangible assets with determinable lives primarily consist of customer relationships and internally developed software. The following table summarizes the future aggregate amortization expense of the Company's intangible assets with determinable lives:

(Amounts in thousands)
2021	$30,080
2022	9,344
2023	7,442
2024	6,292
2025	5,302
Thereafter	5,998
Total	$64,458

The Company performed its annual goodwill impairment testing as of October 31, 2020, which resulted in no impairment. The annual goodwill impairment testing for 2019 and 2018 resulted in no impairment associated with the Capital Markets reporting unit.

The Company also evaluated its intangible assets and concluded there was no impairment in 2020, 2019 and 2018 associated with the Capital Markets reporting unit.

Note 13 Fixed Assets

	December 31,	December 31,
(Amounts in thousands)	2020	2019
Furniture and equipment	$50,971	$44,018
Leasehold improvements	55,510	39,714
Software	12,214	12,109
Total	118,695	95,841
Accumulated depreciation and amortization	(74,883)	(65,991)
	$43,812	$29,850

For the years ended December 31, 2020, 2019 and 2018, depreciation and amortization of furniture and equipment, leasehold improvements and software totaled $10.7 million, $9.3 million and $8.1 million, respectively, and are included in occupancy and equipment expense from continuing operations on the consolidated statements of operations.

Note 14 Short-Term Financing

	Outstanding Balance		Weighted Average Interest Rate
	December 31,	December 31,	December 31,	December 31,
(Amounts in thousands)	2020	2019	2020	2019
Commercial paper	$—	$49,978	—%	2.69%
Total short-term financing	$—	$49,978

The Company issues secured commercial paper to fund a portion of its securities inventory. The commercial paper notes ("CP Notes") can be issued with maturities of 27 days to 270 days from the date of issuance. The CP Notes are currently issued under the CP Series II A program, and are secured by different inventory classes. The CP Notes are interest bearing or sold at a discount to par with an interest rate based on LIBOR plus an applicable margin. CP Series II A includes a covenant that requires the Company's U.S. broker dealer subsidiary to maintain excess net capital of $100 million. At December 31, 2020, the CP Series II A program had no outstanding balance. The Company retired the CP Series A program on January 2, 2020.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The Company has an unsecured $50 million revolving credit facility with U.S. Bank, N.A. The credit agreement will terminate on December 20, 2022, unless otherwise terminated, and is subject to a one-year extension exercisable at the option of the Company. This credit facility includes customary events of default and covenants that, among other things, requires the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital of $120 million, limits the Company's leverage ratio, requires maintenance of a minimum ratio of operating cash flow to fixed charges, and imposes certain limitations on the Company's ability to make acquisitions and make payments on its capital stock. At December 31, 2020, there were no advances against this credit facility. In January 2021, the Company increased this credit facility from $50 million to $65 million.

The Company's committed short-term bank line financing at December 31, 2020 consisted of a one-year $100 million committed revolving credit facility with U.S. Bank, N.A., which has been renewed annually in the fourth quarter of each year since 2008. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital of $120 million, and the unpaid principal amount of all advances under this facility will be due on December 10, 2021. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis. At December 31, 2020, the Company had no advances against this line of credit.

Note 15 Long-Term Financing

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

On April 3, 2020, the Company entered into unsecured promissory notes as part of the acquisition of Valence totaling $20 million. The Valence Notes bear interest at an annual fixed rate of 5.0 percent and mature on October 15, 2021. Interest is payable quarterly in arrears. The Valence Notes were repaid in early 2021.

Long-term financing arrangements are recorded at amortized cost which approximates fair value at December 31, 2020.

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

The Company has established reserves for potential losses that are probable and reasonably estimable that may result from pending and potential legal actions, investigations and regulatory proceedings. Reasonably possible losses in excess of amounts accrued at December 31, 2020 are not material. In many cases, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount or range of any potential loss, particularly where proceedings may be in relatively early stages or where plaintiffs are seeking substantial or indeterminate damages. Matters frequently need to be more developed before a loss or range of loss can reasonably be estimated.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

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

Litigation-related reserve activity included within other operating expenses from continuing operations was immaterial for the years ended December 31, 2020, 2019 and 2018.

Operating Lease Commitments

The Company leases office space throughout the United States and in a limited number of foreign countries where the Company's international operations reside. Aggregate minimum lease commitments on an undiscounted basis for the Company's operating leases (including short-term leases) as of December 31, 2020 were as follows:

(Amounts in thousands)
2021	$24,345
2022	22,589
2023	18,421
2024	16,185
2025	14,060
Thereafter	22,471
Total	$118,071

Total minimum rentals to be received from 2021 through 2024 under noncancelable subleases were $1.5 million at December 31, 2020.

The following table summarizes the Company's operating lease costs and sublease income from continuing operations subsequent to the adoption of ASU No. 2016-02, "Leases (Topic 842)" on January 1, 2019:

	Year Ended December 31,
(Amounts in millions)	2020	2019
Operating lease costs	$21.9	$12.1
Operating lease costs related to short-term leases	0.8	0.7
Sublease income	1.8	1.6

At December 31, 2020, the weighted average remaining lease term for operating leases was 5.6 years and the weighted average discount rate was 4.0 percent.

Investment Commitments

As of December 31, 2020, the Company had commitments to invest approximately $66.0 million in limited partnerships or limited liability companies that make direct or indirect equity or debt investments in companies.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

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

Note 17 Restructuring and Integration Costs

The Company incurred restructuring and integration costs from continuing operations for the year ended December 31, 2020, primarily in conjunction with its acquisition of Sandler O'Neill, which closed on January 3, 2020, its acquisition of Valence, which closed on April 3, 2020, and its acquisition of TRS, which closed on December 31, 2020. The Company incurred restructuring and integration costs from continuing operations for the year ended December 31, 2019, primarily in conjunction with its acquisition of Weeden & Co., which closed on August 2, 2019, and the pending acquisition of Sandler O'Neill. The Company incurred restructuring costs from continuing operations for the year ended December 31, 2018, primarily related to headcount reductions.

	Year Ended December 31,
(Amounts in thousands)	2020	2019	2018
Severance, benefits and outplacement	$3,032	$2,938	$3,183
Contract termination	891	2,798	185
Vacated leased office space	2,481	1,726	130
Total restructuring costs	6,404	7,462	3,498

Integration costs	4,351	6,859	—

Total restructuring and integration costs	$10,755	$14,321	$3,498

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Dividends

The Company's current dividend policy includes both a quarterly and an annual special cash dividend. The annual special cash dividend is payable in the first quarter of each year, beginning in 2018, with the intention of returning a metric based on net income from the previous fiscal year.

In 2020, the Company declared and paid quarterly cash dividends on its common stock, aggregating $1.25 per share, and an annual special cash dividend on its common stock related to fiscal year 2019 results of $0.75 per share, totaling $28.2 million.

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

On February 4, 2021, the board of directors declared both a quarterly and annual special cash dividend on its common stock of $0.40 and $1.85 per share, respectively, to be paid on March 12, 2021, to shareholders of record as of the close of business on March 3, 2021.

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

Share Repurchases

Effective January 1, 2020, the Company's board of directors authorized the repurchase of up to $150.0 million in common shares through December 31, 2021. In 2020, the Company repurchased 188,319 shares at an average price of $69.72 per share for an aggregate purchase price of $13.1 million related to this authorization. The Company has $136.9 million remaining under this authorization.

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

The Company also purchases shares of common stock from restricted stock award recipients upon the award vesting or as recipients sell shares to meet their employment tax obligations. The Company purchased 105,193 shares or $8.8 million; 701,217 shares or $50.6 million; and 279,664 shares or $23.8 million of the Company's common stock for these purposes during the years ended December 31, 2020, 2019 and 2018, respectively.

Issuance of Shares

The Company issues common shares out of treasury stock as a result of employee restricted share vesting and exercise transactions as discussed in Note 20. During the years ended December 31, 2020, 2019 and 2018, the Company issued 309,089 shares, 1,415,147 shares and 1,040,015 shares, respectively, related to these obligations. During the year ended December 31, 2020, the Company also issued 34,205 common shares out of treasury stock for Sandler O'Neill deal consideration, as discussed in Note 4.

Piper Sandler Companies
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

Ownership interests in entities held by parties other than the Company's common shareholders are presented as noncontrolling interests within shareholders' equity, separate from the Company's own equity. Revenues, expenses and net income or loss are reported on the consolidated statements of operations on a consolidated basis, which includes amounts attributable to both the Company's common shareholders and noncontrolling interests. Net income or loss is then allocated between the Company and noncontrolling interests based upon their relative ownership interests. Net income applicable to noncontrolling interests is deducted from consolidated net income to determine net income applicable to the Company. There was no other comprehensive income or loss attributed to noncontrolling interests for the years ended December 31, 2020, 2019 and 2018.

Note 19 Employee Benefit Plans

The Company has various employee benefit plans, and substantially all employees are covered by at least one plan. The plans include health and welfare plans and a tax-qualified retirement plan (the "Retirement Plan"). During the years ended December 31, 2020, 2019 and 2018, the Company incurred employee benefits expenses from continuing operations of $25.5 million, $18.4 million and $18.1 million, respectively.

Health and Welfare Plans

Company employees who meet certain work schedule and service requirements are eligible to participate in the Company's health and welfare plans. The Company subsidizes the cost of coverage for employees. The health plans contain cost-sharing features such as deductibles and coinsurance.

The Company is self-insured for losses related to health claims, although it obtains third party stop loss insurance coverage on both an individual and a group plan basis. Self-insured liabilities are based on a number of factors, including historical claims experience, an estimate of claims incurred but not reported and valuations provided by third party actuaries. For the years ended December 31, 2020, 2019 and 2018, the Company recognized expense of $14.7 million, $10.6 million and $10.7 million, respectively, in compensation and benefits expense from continuing operations on the consolidated statements of operations related to its health plans.

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

The following table provides a summary of the Company's outstanding equity awards (in shares or units) as of December 31, 2020:

Incentive Plan
Restricted Stock
Annual grants	456,066
Sign-on grants	103,405
559,471
2019 Inducement Plan
Restricted Stock	97,100

2020 Inducement Plan
Restricted Stock	1,328,301

Total restricted stock related to compensation	1,984,872

Deal Consideration (1)	2,327,685

Total restricted stock outstanding	4,312,557

Incentive Plan
Restricted Stock Units
Leadership grants	146,048

Incentive Plan
Stock Options	81,667
(1) The Company issued restricted stock with service conditions as part of deal consideration for the acquisitions of Sandler O'Neill, Valence and TRS. See Note 4 for further discussion.

Incentive Plan

The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company's employees and directors for up to 9.4 million shares of common stock (1.7 million shares remained available for future issuance under the Incentive Plan as of December 31, 2020). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant's death, and at the discretion of the compensation committee of the Company's board of directors.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Restricted Stock Awards

Restricted stock grants are valued at the market price of the Company's common stock on the date of grant and are amortized over the requisite service period. The Company grants shares of restricted stock to employees as part of year-end compensation ("Annual Grants") and upon initial hiring or as a retention award ("Sign-on Grants").

The Company's Annual Grants are made each year in February. Annual Grants vest ratably over three years in equal installments. The Annual Grants provide for continued vesting after termination of employment, so long as the employee does not violate certain post-termination restrictions set forth in the award agreement or any agreements entered into upon termination. The Company determined the service inception date precedes the grant date for the Annual Grants, and that the post-termination restrictions do not meet the criteria for an in-substance service condition, as defined by ASC 718. Accordingly, restricted stock granted as part of the Annual Grants is expensed in the one-year period in which those awards are deemed to be earned, which is generally the calendar year preceding the February grant date. For example, the Company recognized compensation expense during fiscal year 2020 for its February 2021 Annual Grant. If an equity award related to the Annual Grants is forfeited as a result of violating the post-termination restrictions, the lower of the fair value of the award at grant date or the fair value of the award at the date of forfeiture is recorded within the consolidated statements of operations as a reversal of compensation expense.

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

Up to 75 percent of the award can be earned based on the Company achieving certain average adjusted return on equity targets, as defined in the terms of the award agreements. The fair value of this portion of the award was based on the closing price of the Company's common stock on the grant date. If the Company determines that it is probable that the performance condition will be achieved, compensation expense is amortized on a straight-line basis over the 36-month performance period. The probability that the performance condition will be achieved is reevaluated each reporting period with changes in estimated outcomes accounted for using a cumulative effect adjustment to compensation expense. Compensation expense will be recognized only if the performance condition is met. Employees forfeit unvested restricted stock units upon termination of employment with a corresponding reversal of compensation expense. As of December 31, 2020, the Company has determined that the probability of achieving the performance condition for each award is as follows:

Grant Year	Probability of Achieving Performance Condition
2020	75%
2019	75%
2018	57%

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

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

The Company established the 2020 Inducement Plan in conjunction with its acquisition of Sandler O'Neill. On January 3, 2020, the Company granted $96.9 million (1,217,423 shares) in restricted stock. These restricted shares have both cliff and graded vesting terms with vesting periods of 18 months, three years or five years (with a weighted average service period of 3.7 years). On April 3, 2020, the Company granted $5.5 million (114,000 shares) in restricted stock under the 2020 Inducement Plan in conjunction with its acquisition of Valence. These restricted shares are subject to graded vesting, generally beginning on the third anniversary of the grant date through April 3, 2025. On December 31, 2020, the Company granted $2.9 million (29,194 shares) in restricted stock under the 2020 Inducement Plan in conjunction with its acquisition of TRS. These restricted shares are subject to ratable vesting over a three-year vesting period.

Stock-Based Compensation Activity

The following table summarizes the Company's stock-based compensation activity within continuing operations:

	Year Ended December 31,
(Amounts in millions)	2020	2019	2018
Stock-based compensation expense	$120.8	$30.8	$43.2
Forfeitures	2.3	2.6	0.9
Tax benefit related to stock-based compensation expense	15.6	5.4	6.9

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The following table summarizes the changes in the Company's unvested restricted stock:

	Unvested	Weighted Average
	Restricted Stock	Grant Date
	(in Shares)	Fair Value
December 31, 2017	2,225,617	$46.40
Granted	310,494	88.18
Vested	(945,550)	47.65
Canceled	(20,766)	54.53
December 31, 2018	1,569,795	$53.80
Granted	463,088	74.05
Vested	(1,306,844)	47.30
Canceled	(31,814)	76.20
December 31, 2019	694,225	$78.52
Granted	3,968,340	74.82
Vested	(283,934)	80.64
Canceled	(66,074)	77.68
December 31, 2020	4,312,557	$74.99

The fair value of restricted stock that vested during the years ended December 31, 2020, 2019 and 2018 was $22.9 million, $61.8 million and $45.1 million, respectively.

The following table summarizes the changes in the Company's unvested restricted stock units:

	Unvested	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
December 31, 2017	244,772	$27.89
Granted	53,796	92.93
Vested	(86,511)	21.83
Canceled	(17,806)	23.91
December 31, 2018	194,251	$48.97
Granted	39,758	75.78
Vested	(103,707)	19.93
Canceled	(15,987)	45.79
December 31, 2019	114,315	$85.09
Granted	56,066	86.01
Vested	(18,255)	84.10
Canceled	(6,078)	84.10
December 31, 2020	146,048	$85.60
As of December 31, 2020, there was $210.4 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 3.0 years.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The following table summarizes the changes in the Company's outstanding stock options:

Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
December 31, 2017	—	$—	—	$—
Granted	81,667	99.00
Exercised	—	—
Canceled	—	—
Expired	—	—
December 31, 2018	81,667	$99.00	9.1	$—
Granted	—	—
Exercised	—	—
Canceled	—	—
Expired	—	—
December 31, 2019	81,667	$99.00	8.1	$—
Granted	—	—
Exercised	—	—
Canceled	—	—
Expired	—	—
December 31, 2020	81,667	$99.00	7.1	$155,167

As of December 31, 2020, there was $0.8 million of unrecognized compensation cost related to stock options expected to be recognized over a weighted average period of 2.1 years. There were no exercisable options during the years ended December 31, 2020, 2019 and 2018.

The Company has a policy of issuing shares out of treasury (to the extent available) to satisfy share option exercises and restricted stock vesting. The Company expects to withhold approximately 0.1 million shares from employee equity awards vesting in 2021, related to employee individual income tax withholding obligations on restricted stock vesting. For accounting purposes, withholding shares to cover employees' tax obligations is deemed to be a repurchase of shares by the Company.

Deferred Compensation Plans

The Company maintains various deferred compensation arrangements for employees.

The Mutual Fund Restricted Share Investment Plan is a fully funded deferred compensation plan which allowed eligible employees to receive a portion of their incentive compensation in restricted mutual fund shares ("MFRS Awards") of investment funds. MFRS Awards are awarded to qualifying employees in February of each year, and represent a portion of their compensation for performance in the preceding year similar to the Company's Annual Grants. MFRS Awards vest ratably over three years in equal installments and provide for continued vesting after termination of employment so long as the employee does not violate certain post-termination restrictions set forth in the award agreement or any agreement entered into upon termination. Forfeitures are recorded as a reduction of compensation and benefits expense within the consolidated statements of operations. MFRS Awards are owned by employee recipients (subject to aforementioned vesting restrictions) and as such are not included on the consolidated statements of financial condition.

The Company recorded compensation expense from continuing operations of $77.2 million, $45.5 million and $50.2 million for the years ended December 31, 2020, 2019 and 2018, respectively, related to employee MFRS Awards, less forfeitures. Forfeitures were $5.8 million, $3.3 million and $1.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The nonqualified deferred compensation plan is an unfunded plan which allows certain highly compensated employees, at their election, to defer a portion of their compensation. This plan was closed to future deferral elections by participants for performance periods beginning after December 31, 2017. The amounts deferred under this plan are held in a grantor trust. The Company invests, as a principal, in investments to economically hedge its obligation under the nonqualified deferred compensation plan. Investments in the grantor trust, consisting of mutual funds, totaled $16.3 million and $16.7 million as of

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

December 31, 2020 and 2019, respectively, and are included in investments on the consolidated statements of financial condition. A corresponding deferred compensation liability is included in accrued compensation on the consolidated statements of financial condition. The compensation deferred by the employees was expensed in the period earned. Changes in the fair value of the investments made by the Company are reported in investment income and changes in the corresponding deferred compensation liability are reflected as compensation and benefits expense on the consolidated statements of operations.

The Company entered into acquisition-related compensation arrangements with certain employees for retention and incentive purposes in conjunction with its acquisition of Simmons. Additional cash compensation was available to certain employees subject to exceeding an investment banking revenue threshold during the three-year Simmons post-acquisition period, which ended on February 26, 2019. The Company accrued $40.1 million related to this performance award plan, which was paid in August 2019. Amounts payable related to this performance award plan were recorded as compensation expense from continuing operations on the consolidated statements of operations over the requisite performance period of three years. The Company recorded $0.6 million and $8.9 million as compensation expense from continuing operations for the years ended December 31, 2019 and 2018, respectively.

Note 21 Earnings Per Share ("EPS")

Basic earnings per common share is computed by dividing net income applicable to Piper Sandler Companies' common shareholders by the weighted average number of common shares outstanding for the period. For periods prior to 2020, the Company calculated EPS using the two-class method. Net income applicable to Piper Sandler Companies' common shareholders represented net income applicable to Piper Sandler Companies reduced by the allocation of earnings to participating securities. No allocation of undistributed earnings was made for periods in which a loss was incurred, or for periods in which cash dividends exceeded net income resulting in an undistributed loss. Distributed earnings (e.g., dividends) were allocated to participating securities. Prior to the February 2019 Annual Grant (the "2019 Annual Grant"), all of the Company's restricted shares were deemed to be participating securities as they were eligible to share in the profits (e.g., receive dividends) of the Company. The Company's restricted stock units, as well as restricted stock grants issued in 2019 and subsequent periods, are not participating securities as they are not eligible to receive dividends, or the dividends are forfeitable until vested. Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive stock options, restricted stock units and non-participating restricted shares.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The computation of EPS is as follows:

	Year Ended December 31,
(Amounts in thousands, except per share data)	2020	2019		2018
Net income from continuing operations applicable to Piper Sandler Companies	$40,504	$87,939		$55,649
Net income from discontinued operations	—	23,772		1,387
Net income applicable to Piper Sandler Companies	40,504	111,711		57,036
Earnings allocated to participating securities	—	(4,511)	(1)	(7,043)	(1)
Net income applicable to Piper Sandler Companies' common shareholders	$40,504	$107,200	(2)	$49,993	(2)

Shares for basic and diluted calculations:
Average shares used in basic computation	13,781	13,555		13,234
Restricted stock units	135	162		191
Non-participating restricted shares	985	220		—
Average shares used in diluted computation	14,901	13,937		13,425

Earnings per basic common share:
Income from continuing operations	$2.94	$6.21		$3.68
Income from discontinued operations	—	1.69		0.09
Earnings per basic common share	$2.94	$7.90		$3.78

Earnings per diluted common share:
Income from continuing operations	$2.72	$6.05		$3.63
Income from discontinued operations	—	1.65		0.09
Earnings per diluted common share	$2.72	$7.69		$3.72
(1)Represents the allocation of distributed and undistributed earnings to participating securities. No allocation of undistributed earnings is made for periods in which a loss is incurred, or for periods in which cash dividends exceed net income resulting in an undistributed loss. Distributed earnings (e.g., dividends) are allocated to participating securities. Participating securities include the Company's unvested restricted shares issued prior to the 2019 Annual Grant. The weighted average participating shares outstanding were 513,220 and 1,868,883 for the years ended December 31, 2019 and 2018, respectively.
(2)Net income applicable to Piper Sandler Companies' common shareholders for diluted and basic EPS may differ under the two-class method as a result of adding the effect of the assumed exercise of stock options, restricted stock units and non-participating restricted shares to dilutive shares outstanding, which alters the ratio used to allocate earnings to Piper Sandler Companies' common shareholders and participating securities for purposes of calculating diluted and basic EPS.

The average shares used in the diluted computation excluded anti-dilutive stock options and non-participating restricted shares of 1.7 million and 0.1 million for the years ended December 31, 2020 and 2019, respectively. The anti-dilutive effects from stock options, restricted stock units and non-participating restricted shares were immaterial for the year ended December 31, 2018.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Note 22 Revenues and Business Information

The Company's activities as an investment bank and institutional securities firm constitute a single business segment. The substantial majority of the Company's net revenues and long-lived assets are located in the U.S.

Reportable financial results from continuing operations are as follows:

	Year Ended December 31,
(Amounts in thousands)	2020	2019	2018
Capital Markets
Investment banking
Advisory services	$443,327	$440,695	$394,133
Corporate financing	295,333	105,256	123,072
Municipal financing	119,816	83,441	71,773
Total investment banking	858,476	629,392	588,978

Institutional brokerage
Equity brokerage	161,445	87,555	77,110
Fixed income services	196,308	80,336	47,628
Total institutional brokerage	357,753	167,891	124,738

Interest income	13,164	26,741	32,749
Investment income	23,265	22,275	11,039

Total revenues	1,252,658	846,299	757,504

Interest expense	14,445	11,733	16,551

Net revenues	1,238,213	834,566	740,953

Non-interest expenses (1)	1,169,665	715,587	668,464

Pre-tax income	$68,548	$118,979	$72,489

Pre-tax margin	5.5%	14.3%	9.8%
(1)Non-interest expenses include intangible asset amortization of $44.7 million, $4.3 million and $4.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

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

At December 31, 2020, net capital calculated under the SEC rule was $212.9 million, and exceeded the minimum net capital required under the SEC rule by $211.9 million.

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

Piper Sandler Ltd., a broker dealer subsidiary registered in the United Kingdom, is subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority. As of December 31, 2020, Piper Sandler Ltd. was in compliance with the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority.

Piper Sandler Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At December 31, 2020, Piper Sandler Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

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

The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which was enacted by the U.S. federal government on March 27, 2020 in response to the COVID-19 pandemic, contains tax provisions allowing a five-year carry back of any net operating losses incurred during federal tax years 2018, 2019 and 2020, to periods when the corporate federal tax rate was 35 percent. ASC 740 requires companies to recognize the effect of tax law changes in the period of enactment. For the year ended December 31, 2020, the Company recorded $2.4 million of income tax benefits related to the tax provisions in the CARES Act.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The components of income tax expense from continuing operations are as follows:

	Year Ended December 31,
(Amounts in thousands)	2020	2019	2018
Current:
Federal	$43,445	$(404)	$16,351
State	14,551	123	4,784
Foreign	150	96	276
	58,146	(185)	21,411
Deferred:
Federal	(27,995)	19,071	(7,326)
State	(10,510)	5,517	(524)
Foreign	(449)	174	4,485
	(38,954)	24,762	(3,365)

Total income tax expense from continuing operations	$19,192	$24,577	$18,046

Total income tax expense from discontinued operations	$—	$8,370	$1,001

A reconciliation of federal income taxes from continuing operations at statutory rates to the Company's effective tax rates is as follows:

	Year Ended December 31,
(Amounts in thousands)	2020	2019	2018
Federal income tax expense at statutory rates	$14,395	$24,986	$15,223
Increase/(reduction) in taxes resulting from:
Impact of the CARES Act	(2,438)	—	—
Impact of the Tax Cuts and Jobs Act	—	—	952
State income taxes, net of federal tax benefit	4,396	4,906	3,390
Net tax-exempt interest income	(1,661)	(1,643)	(3,034)
Foreign jurisdictions tax rate differential	48	(438)	1,067
Non-deductible compensation	6,163	3,293	1,999
Change in valuation allowance	446	(209)	5,299
Vestings of stock awards	(337)	(5,171)	(7,052)
Loss/(income) attributable to noncontrolling interests	(1,859)	(1,357)	253
Other, net	39	210	(51)
Total income tax expense from continuing operations	$19,192	$24,577	$18,046

In accordance with ASC 740, U.S. income taxes are not provided on undistributed earnings of international subsidiaries that are permanently reinvested. As of December 31, 2020, no deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of the Company's foreign earnings to the U.S.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Deferred income tax assets and liabilities reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for the same items for income tax reporting purposes. The net deferred income tax assets consisted of the following items:

	December 31,	December 31,
(Amounts in thousands)	2020	2019
Deferred tax assets:
Deferred compensation	$78,155	$54,969
Accrued lease liability	24,067	13,531
Goodwill tax basis in excess of book basis	30,174	11,059
Net operating loss carryforwards	4,665	4,965
Liabilities/accruals not currently deductible	1,357	1,530
Other	2,478	3,852
Total deferred tax assets	140,896	89,906
Valuation allowance	(5,045)	(4,599)

Deferred tax assets after valuation allowance	135,851	85,307

Deferred tax liabilities:
Right-of-use lease asset	19,759	9,289
Unrealized gains on firm investments	5,610	3,988
Fixed assets	5,686	3,408
Other	577	587

Total deferred tax liabilities	31,632	17,272

Net deferred tax assets	$104,219	$68,035

The realization of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. The Company believes that its future tax profits will be sufficient to recognize its deferred tax assets, with the exception of $5.0 million in state and foreign net operating loss carryforwards.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The Company accounts for unrecognized tax benefits in accordance with the provisions of ASC 740, which requires tax reserves to be recorded for uncertain tax positions on the consolidated statements of financial condition. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Amounts in thousands)
Balance at December 31, 2017	$166
Additions based on tax positions related to the current year	608
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—
Balance at December 31, 2018	$774
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	4,128
Reductions for tax positions of prior years	(358)
Settlements	(285)
Balance at December 31, 2019	$4,259
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(3,212)
Settlements	(943)
Balance at December 31, 2020	$104

As of December 31, 2020, approximately $0.1 million of the Company's unrecognized tax benefits would impact the annual effective rate, if recognized.

In 2019, the Company recorded a $4.1 million liability for uncertain state and local income tax positions related to its acquisition of Weeden & Co. This liability was recorded as a measurement period adjustment and includes a corresponding indemnification asset and deferred tax asset. In 2020, the Company reversed $3.2 million of this liability and corresponding indemnification asset and deferred tax asset as a measurement period adjustment and paid a settlement of $0.9 million, for which the Company was indemnified.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. The Company had $1.2 million accrued related to the payment of interest and penalties at December 31, 2019. The Company had no accruals related to the payment of interest and penalties at December 31, 2020 or 2018. The Company or one of its subsidiaries files income tax returns with the various states and foreign jurisdictions in which the Company operates. The Company is not subject to examination by U.S. federal tax authorities for years before 2017 and is not subject to examination by state and local or non-U.S. tax authorities for taxable years before 2015. The Company anticipates the majority of its uncertain income tax positions will be resolved within the next twelve months.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Note 25 Parent Company only and PSLS

Parent Company only

Condensed Statements of Financial Condition

	December 31,	December 31,
(Amounts in thousands)	2020	2019
Assets
Cash and cash equivalents	$200	$200
Investment in and advances to subsidiaries	1,066,069	931,444
Other assets	9,311	16,878
Total assets	$1,075,580	$948,522

Liabilities and Shareholders' Equity
Long-term financing	$195,000	$175,000
Accrued compensation	47,647	30,336
Other liabilities and accrued expenses	3,508	11,903
Total liabilities	246,155	217,239

Shareholders' equity	829,425	731,283
Total liabilities and shareholders' equity	$1,075,580	$948,522

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Condensed Statements of Operations

	Year Ended December 31,
(Amounts in thousands)	2020	2019	2018
Revenues:
Dividends from subsidiaries	$42,450	$54,762	$74,896
Interest income	829	815	1,247
Investment income/(loss)	1,565	2,012	(496)
Total revenues	44,844	57,589	75,647

Interest expense	10,568	1,910	4,902

Net revenues	34,276	55,679	70,745

Non-interest expenses:
Total non-interest expenses	2,049	4,851	5,844

Income from continuing operations before income tax expense and equity in income of subsidiaries	32,227	50,828	64,901

Income tax expense	8,186	11,215	10,833

Income from continuing operations of parent company	24,041	39,613	54,068

Equity in undistributed income of subsidiaries	16,463	99,005	5,469

Net income from continuing operations	40,504	138,618	59,537

Discontinued operations:
Loss from discontinued operations, net of tax	—	(26,907)	(2,501)

Net income applicable to Piper Sandler Companies	$40,504	$111,711	$57,036

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Condensed Statements of Cash Flows

	Year Ended December 31,
(Amounts in thousands)	2020	2019	2018
Operating Activities:
Net income	$40,504	$111,711	$57,036
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	525	643	404
Equity in undistributed income of subsidiaries	(16,463)	(99,005)	(5,469)

Net cash provided by operating activities	24,566	13,349	51,971

Financing Activities:
Issuance of senior notes	—	175,000	—
Repayment of senior notes	—	—	(125,000)
Advances from/(to) subsidiaries	25,571	(102,225)	188,995
Repurchase of common stock	(21,965)	(50,584)	(70,903)
Payment of cash dividend	(28,172)	(35,594)	(47,157)

Net cash used in financing activities	(24,566)	(13,403)	(54,065)

Net decrease in cash and cash equivalents	—	(54)	(2,094)

Cash and cash equivalents at beginning of year	200	254	2,348

Cash and cash equivalents at end of year	$200	$200	$254

PSLS

Condensed Statement of Financial Condition

December 31,
(Amounts in thousands)	2020
Assets
Cash and cash equivalents	$3,103
Right-of-use lease asset	1,633
Fee receivables	506
Prepaid expenses	121
Other assets	629
Total assets	$5,992

Liabilities and Shareholder's Equity
Accrued compensation	$1,209
Accrued lease liability	1,633
Other liabilities and accrued expenses	575
Total liabilities	3,417

Shareholder's equity	2,575
Total liabilities and shareholder's equity	$5,992

Piper Sandler Companies
Supplementary Data
Quarterly Information (unaudited)

	2020 Fiscal Quarter
(Amounts in thousands, except per share data)	First	Second	Third	Fourth
Total revenues	$240,380	$295,964	$307,174	$409,140
Interest expense	4,212	3,526	3,455	3,252
Net revenues	236,168	292,438	303,719	405,888
Non-interest expenses	270,197	285,041	279,070	335,357
Income/(loss) from continuing operations before income tax expense/(benefit)	(34,029)	7,397	24,649	70,531
Income tax expense/(benefit)	(11,774)	4,700	5,674	20,592
Net income/(loss)	(22,255)	2,697	18,975	49,939
Net income/(loss) applicable to noncontrolling interests	(7,528)	1,243	7,358	7,779
Net income/(loss) applicable to Piper Sandler Companies	$(14,727)	$1,454	$11,617	$42,160
Net income/(loss) applicable to Piper Sandler Companies' common shareholders	$(14,727)	$1,454	$11,617	$42,160

Earnings/(loss) per common share
Basic	$(1.07)	$0.11	$0.84	$3.07
Diluted	$(1.07)	$0.10	$0.78	$2.66

Dividends declared per common share	$1.125	$0.20	$0.30	$0.375

Weighted average number of common shares outstanding
Basic	13,796	13,794	13,778	13,755
Diluted	14,411	14,476	14,853	15,860

Piper Sandler Companies
Supplementary Data – Continued

	2019 Fiscal Quarter
(Amounts in thousands, except per share data)	First	Second	Third	Fourth
Total revenues	$185,185	$175,411	$202,912	$282,791
Interest expense	2,643	2,993	2,177	3,920
Net revenues	182,542	172,418	200,735	278,871
Non-interest expenses	159,405	151,493	179,700	224,989
Income from continuing operations before income tax expense/(benefit)	23,137	20,925	21,035	53,882
Income tax expense/(benefit)	4,192	(180)	6,717	13,848
Income from continuing operations	18,945	21,105	14,318	40,034
Income/(loss) from discontinued operations, net of tax	(139)	(2,166)	26,077	—
Net income	18,806	18,939	40,395	40,034
Net income/(loss) applicable to noncontrolling interests	(616)	8,550	(2,847)	1,376
Net income applicable to Piper Sandler Companies	$19,422	$10,389	$43,242	$38,658
Net income applicable to Piper Sandler Companies' common shareholders	$17,835	$10,151	$42,442	$38,006

Amounts applicable to Piper Sandler Companies
Net income from continuing operations	$19,561	$12,555	$17,165	$38,658
Net income/(loss) from discontinued operations	(139)	(2,166)	26,077	—
Net income applicable to Piper Sandler Companies	$19,422	$10,389	$43,242	$38,658

Earnings per basic common share
Income from continuing operations	$1.36	$0.90	$1.23	$2.77
Income/(loss) from discontinued operations	(0.01)	(0.15)	1.87	—
Earnings per basic common share	$1.35	$0.75	$3.09	$2.77

Earnings per diluted common share
Income from continuing operations	$1.33	$0.87	$1.20	$2.70
Income/(loss) from discontinued operations	(0.01)	(0.15)	1.82	—
Earnings per diluted common share	$1.32	$0.72	$3.01	$2.70

Dividends declared per common share	$1.385	$0.375	$0.375	$0.375

Weighted average number of common shares outstanding
Basic	13,204	13,588	13,708	13,714
Diluted	13,530	14,024	14,085	14,100

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

During the fourth quarter of our fiscal year ended December 31, 2020, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information regarding our executive officers included in Part I, Item 1 of this Form 10-K under the caption "Information About our Executive Officers" is incorporated herein by reference. The information in the definitive proxy statement for our 2021 annual meeting of shareholders to be held on May 21, 2021, under the captions "Proposal One — Election of Directors," "Information Regarding the Board of Directors and Corporate Governance — Committees of the Board — Audit Committee," "Information Regarding the Board of Directors and Corporate Governance — Codes of Ethics and Business Conduct" and "Delinquent Section 16(a) Reports" is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION.

The information in the definitive proxy statement for our 2021 annual meeting of shareholders to be held on May 21, 2021, under the captions "Executive Compensation," "Certain Relationships and Related Transactions — Compensation Committee Interlocks and Insider Participation," "Information Regarding the Board of Directors and Corporate Governance — Compensation Program for Non-Employee Directors" and "Information Regarding the Board of Directors and Corporate Governance — Non-Employee Director Compensation for 2020" is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information in the definitive proxy statement for our 2021 annual meeting of shareholders to be held on May 21, 2021, under the captions "Security Ownership — Beneficial Ownership of Directors, Nominees and Executive Officers," "Security Ownership — Beneficial Owners of More than Five Percent of Our Common Stock" and "Executive Compensation — Outstanding Equity Awards at Fiscal Year-End" is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information in the definitive proxy statement for our 2021 annual meeting of shareholders to be held on May 21, 2021, under the captions "Information Regarding the Board of Directors and Corporate Governance — Director Independence," "Certain Relationships and Related Transactions — Transactions with Related Persons" and "Certain Relationships and Related Transactions — Review and Approval of Transactions with Related Persons" is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information in the definitive proxy statement for our 2021 annual meeting of shareholders to be held on May 21, 2021, under the captions "Audit Committee Report and Payment of Fees to Our Independent Auditor — Auditor Fees" and "Audit Committee Report and Payment of Fees to Our Independent Auditor — Auditor Services Pre-Approval Policy" is incorporated herein by reference.

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

4.7	Description of Securities (incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed February 28, 2020).
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

10.3
Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (as amended and restated May 15, 2020) (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8, filed May 22, 2020). †

10.4	Piper Sandler Companies Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed July 31, 2013). †
10.5
Form of Performance Share Unit Agreement for 2017 Leadership Team Grants under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed February 24, 2017). †

10.6
Form of Performance Share Unit Agreement for 2018 Leadership Team Grants under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed February 26, 2018). †

10.7
Form of Performance Share Unit Agreement for 2019 Leadership Team Grants under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018, filed February 26, 2019). †

10.8
Form of Performance Share Unit Agreement for 2020 Leadership Team Grants under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed February 28, 2020). †

Exhibit Index
Exhibit
Number	Description
10.9	Form of Performance Share Unit Agreement for 2021 Leadership Team Grants under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan.†*
10.10
Piper Sandler Companies Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective May 4, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed August 5, 2016). †

10.11	Summary of Non-Employee Director Compensation Program. †*
10.12	Form of Notice Period Agreement (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006, filed March 1, 2007). †
10.13	Credit Agreement, dated December 20, 2019, by and between Piper Sandler Companies and U.S. Bank National Association, as conformed through the first amendment, dated January 15, 2021.*
10.14
Amended and Restated Loan Agreement dated December 28, 2012, between Piper Sandler & Co. and U.S. Bank National Association (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed February 27, 2013).

10.15
First Amendment to Amended and Restated Loan Agreement, dated December 28, 2013, between Piper Sandler & Co. and U.S. Bank National Association (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed February 28, 2014).

10.16
Second Amendment to Amended and Restated Loan Agreement, dated December 19, 2014, between Piper Sandler & Co. and U.S. Bank National Association (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed February 26, 2015).

10.17
Third Amendment to Amended and Restated Loan Agreement, dated December 18, 2015, between Piper Sandler & Co. and U.S. Bank National Association (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed February 25, 2016).

10.18
Fourth Amendment to Amended and Restated Loan Agreement, dated December 17, 2016, between Piper Sandler & Co. and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2017, filed May 9, 2017).

10.19
Fifth Amendment to Amended and Restated Loan Agreement, dated December 16, 2017, between Piper Sandler & Co. and U.S. Bank National Association (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed February 26, 2018).

10.20
Sixth Amendment to Amended and Restated Loan Agreement, dated December 14, 2018, between Piper Sandler & Co. and U.S. Bank National Association (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed February 26, 2019).

10.21
Seventh Amendment to Amended and Restated Loan Agreement, dated December 13, 2019, between Piper Sandler & Co. and U.S. Bank National Association (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed February 28, 2020).

10.22	Eighth Amendment to Amended and Restated Loan Agreement, dated December 11, 2020, between Piper Sandler & Co. and U.S. Bank National Association.*
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
10.26
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for Employee Grants in 2018 (related to performance in 2017) under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed February 26, 2018). †

10.27
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for California-based Employee Grants in 2018 (related to performance in 2017) under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed February 26, 2018). †

10.28
Form of Non-Qualified Stock Option Agreement for 2018 Promotional Grants under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed February 9, 2018). †

10.29
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for Employee Grants in 2019 (related to performance in 2018) under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 26, 2019). †

10.30
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for Employee Grants in 2020 (related to performance in 2019) under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed February 28, 2020). †

10.31
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for Employee Grants in 2021 (related to performance in 2020) under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan.†*

10.32	Piper Sandler Companies 2019 Employment Inducement Award Plan (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8, filed March 13, 2019). †
10.33
Form of Restricted Stock Agreement for Grants under the Piper Sandler Companies 2019 Employment Inducement Award Plan (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8, filed March 13, 2019). †

10.34
Letter Agreement, dated July 8, 2019, by and between Piper Sandler Companies and Jonathan J. Doyle (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 6, 2020). †

10.35
Equity Consideration Restricted Stock Agreement, dated July 9, 2019, by and between Piper Sandler Companies and Jonathan J. Doyle (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed February 28, 2020). †

10.36	Transition Services Agreement, dated December 31, 2020, by and between Piper Sandler & Co. and Brian R. Sterling.†*
10.37	Piper Sandler Companies 2020 Employment Inducement Award Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed November 29, 2019). †
10.38
Form of Restricted Stock Agreement for Grants under the Piper Sandler Companies 2020 Employment Inducement Award Plan (18-Month Cliff Vesting) (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed November 29, 2019). †

10.39
Form of Restricted Stock Agreement for Grants under the Piper Sandler Companies 2020 Employment Inducement Award Plan (3-Year Cliff Vesting) (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8, filed November 29, 2019). †

10.40
Form of Restricted Stock Agreement for Grants under the Piper Sandler Companies 2020 Employment Inducement Award Plan (Years 3, 4 and 5 Pro-rata Vesting) (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8, filed November 29, 2019). †

21.1	Subsidiaries of Piper Sandler Companies *
23.1	Consent of Ernst & Young LLP *
24.1	Power of Attorney *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

Exhibit Index
Exhibit
Number	Description
32.1	Section 1350 Certifications. **
101	The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.
104	The cover page from our Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL.
_______________________
#    The Company hereby agrees to furnish supplementally to the Commission upon request any omitted exhibit or schedule.
†    This exhibit is a management contract or compensatory plan or agreement.
*    Filed herewith.
**    This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

ITEM 16.     FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2021.

PIPER SANDLER COMPANIES

By	/s/ Chad R. Abraham
Name	Chad R. Abraham
Its	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2021.

SIGNATURE	TITLE

/s/ Chad R. Abraham	Chairman and Chief Executive Officer
Chad R. Abraham	(Principal Executive Officer)

/s/ Timothy L. Carter	Chief Financial Officer
Timothy L. Carter	(Principal Financial and Accounting Officer)

/s/ Jonathan J. Doyle	Director
Jonathan J. Doyle

/s/ William R. Fitzgerald	Director
William R. Fitzgerald

/s/ Victoria M. Holt	Director
Victoria M. Holt

/s/ Addison L. Piper	Director
Addison L. Piper

/s/ Debbra L. Schoneman	Director
Debbra L. Schoneman

/s/ Thomas S. Schreier Jr.	Director
Thomas S. Schreier Jr.

/s/ Sherry M. Smith	Director
Sherry M. Smith

/s/ Philip E. Soran	Director
Philip E. Soran

/s/ Brian R. Sterling	Director
Brian R. Sterling

/s/ Scott C. Taylor	Director
Scott C. Taylor