Form 10-Q
period 2021-03-31
PIPER SANDLER COMPANIES
filed 2021-05-06
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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
Yes  ☐ No  ☑

As of April 30, 2021, the registrant had 18,262,786 shares of Common Stock outstanding.

Piper Sandler Companies

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

Piper Sandler Companies
Consolidated Statements of Financial Condition

	March 31,	December 31,
	2021	2020
(Amounts in thousands, except share data)	(Unaudited)
Assets
Cash and cash equivalents	$151,810	$507,935
Receivables from brokers, dealers and clearing organizations	271,685	221,491

Financial instruments and other inventory positions owned	394,853	270,849
Financial instruments and other inventory positions owned and pledged as collateral	58,039	130,703
Total financial instruments and other inventory positions owned	452,892	401,552

Fixed assets (net of accumulated depreciation and amortization of $68,455 and $74,883, respectively)	50,419	43,812
Goodwill	227,508	227,508
Intangible assets (net of accumulated amortization of $93,112 and $85,592, respectively)	142,338	149,858
Investments	184,278	183,179
Net deferred income tax assets	102,388	104,219
Right-of-use lease asset	77,158	82,543
Other assets	98,196	75,043
Total assets	$1,758,672	$1,997,140

Liabilities and Shareholders' Equity
Long-term financing	$175,000	$195,000
Payables to brokers, dealers and clearing organizations	18,156	18,591
Financial instruments and other inventory positions sold, but not yet purchased	127,234	151,030
Accrued compensation	258,289	522,412
Accrued lease liability	93,380	99,478
Other liabilities and accrued expenses	95,387	84,547
Total liabilities	767,446	1,071,058

Shareholders' equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at March 31, 2021 and December 31, 2020;
Shares issued: 19,534,396 at March 31, 2021 and 19,533,547 at December 31, 2020;
Shares outstanding: 14,422,084 at March 31, 2021 and 13,776,025 at December 31, 2020	195	195
Additional paid-in capital	869,080	847,785
Retained earnings	285,909	271,001
Less common stock held in treasury, at cost: 5,112,312 shares at March 31, 2021 and 5,757,522 shares at December 31, 2020	(266,812)	(289,359)
Accumulated other comprehensive income/(loss)	109	(197)
Total common shareholders' equity	888,481	829,425

Noncontrolling interests	102,745	96,657
Total shareholders' equity	991,226	926,082

Total liabilities and shareholders' equity	$1,758,672	$1,997,140
See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2021	2020
Revenues:
Investment banking	$296,074	$158,998
Institutional brokerage	109,488	89,143
Interest income	2,057	6,065
Investment income/(loss)	23,768	(13,826)

Total revenues	431,387	240,380

Interest expense	2,780	4,212

Net revenues	428,607	236,168

Non-interest expenses:
Compensation and benefits	280,328	188,124
Outside services	7,675	8,439
Occupancy and equipment	14,022	12,238
Communications	11,808	11,634
Marketing and business development	2,067	10,039
Deal-related expenses	12,431	4,940
Trade execution and clearance	4,180	7,151
Restructuring and integration costs	135	1,902
Intangible asset amortization	7,520	9,878
Other operating expenses	5,574	15,852

Total non-interest expenses	345,740	270,197

Income/(loss) before income tax expense/(benefit)	82,867	(34,029)

Income tax expense/(benefit)	17,274	(11,774)

Net income/(loss)	65,593	(22,255)

Net income/(loss) applicable to noncontrolling interests	16,134	(7,528)

Net income/(loss) applicable to Piper Sandler Companies	$49,459	$(14,727)

Earnings/(loss) per common share
Basic	$3.44	$(1.07)
Diluted	$3.00	$(1.07)

Dividends declared per common share	$2.25	$1.13

Weighted average number of common shares outstanding
Basic	14,374	13,796
Diluted	16,467	14,411

See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands)	2021	2020
Net income/(loss)	$65,593	$(22,255)

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	306	(672)

Comprehensive income/(loss)	65,899	(22,927)

Comprehensive income/(loss) applicable to noncontrolling interests	16,134	(7,528)

Comprehensive income/(loss) applicable to Piper Sandler Companies	$49,765	$(15,399)

See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

						Accumulated	Total
	Common		Additional			Other	Common		Total
(Amounts in thousands,	Shares	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
except share amounts)	Outstanding	Stock	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Balance at December 31, 2020	13,776,025	$195	$847,785	$271,001	$(289,359)	$(197)	$829,425	$96,657	$926,082
Net income	—	—	—	49,459	—	—	49,459	16,134	65,593
Dividends	—	—	—	(34,551)	—	—	(34,551)	—	(34,551)
Amortization/issuance of restricted stock (1)	—	—	62,691	—	—	—	62,691	—	62,691
Repurchase of common stock through share repurchase program	(58,519)	—	—	—	(6,218)	—	(6,218)	—	(6,218)
Issuance of treasury shares for restricted stock vestings	823,951	—	(41,500)	—	41,500	—	—	—	—
Repurchase of common stock from employees	(120,222)	—	—	—	(12,735)	—	(12,735)	—	(12,735)
Shares reserved/issued for director compensation	849	—	104	—	—	—	104	—	104
Other comprehensive income	—	—	—	—	—	306	306	—	306
Fund capital distributions, net	—	—	—	—	—	—	—	(10,046)	(10,046)
Balance at March 31, 2021	14,422,084	$195	$869,080	$285,909	$(266,812)	$109	$888,481	$102,745	$991,226

Balance at December 31, 2019	13,717,315	$195	$757,669	$258,669	$(284,378)	$(872)	$731,283	$75,245	$806,528
Net loss	—	—	—	(14,727)	—	—	(14,727)	(7,528)	(22,255)
Dividends	—	—	—	(16,066)	—	—	(16,066)	—	(16,066)
Amortization/issuance of restricted stock (1)	—	—	44,195	—	—	—	44,195	—	44,195
Repurchase of common stock through share repurchase program	(128,865)	—	—	—	(9,225)	—	(9,225)	—	(9,225)
Issuance of treasury shares for restricted stock vestings	254,111	—	(12,551)	—	12,551	—	—	—	—
Issuance of treasury shares for deal consideration	34,205	—	1,049	—	1,674	—	2,723	—	2,723
Repurchase of common stock from employees	(94,615)	—	—	—	(8,068)	—	(8,068)	—	(8,068)
Shares reserved/issued for director compensation	1,779	—	116	—	—	—	116	—	116
Other comprehensive loss	—	—	—	—	—	(672)	(672)	—	(672)
Fund capital distributions, net	—	—	—	—	—	—	—	(1,201)	(1,201)
Balance at March 31, 2020	13,783,930	$195	$790,478	$227,876	$(287,446)	$(1,544)	$729,559	$66,516	$796,075
(1) Includes amortization of restricted stock issued as part of deal consideration. See Note 3 for further discussion.

See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands)	2021	2020
Operating Activities:
Net income/(loss)	$65,593	$(22,255)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization of fixed assets	2,659	2,632
Deferred income taxes	1,831	(11,325)
Stock-based compensation	33,911	21,795
Amortization of intangible assets	7,520	9,878
Amortization of forgivable loans	1,290	1,068
Decrease/(increase) in operating assets:
Receivables from brokers, dealers and clearing organizations	(50,194)	458,821
Net financial instruments and other inventory positions owned	(75,136)	(9,888)
Investments	(1,099)	17,284
Other assets	(18,977)	(13,937)
Increase/(decrease) in operating liabilities:
Payables to brokers, dealers and clearing organizations	(435)	8,687
Accrued compensation	(235,174)	(222,256)
Other liabilities and accrued expenses	4,635	(2,912)

Net cash provided by/(used in) operating activities	(263,576)	237,592

Investing Activities:
Business acquisitions, net of cash acquired	—	(371,369)
Purchases of fixed assets, net	(9,259)	(2,359)

Net cash used in investing activities	(9,259)	(373,728)

Financing Activities:
Increase in short-term financing	—	50,002
Repayment of Valence Notes	(20,000)	—
Payment of cash dividend	(34,551)	(16,066)
Decrease in noncontrolling interests	(10,046)	(1,201)
Repurchase of common stock	(18,953)	(17,293)

Net cash provided by/(used in) financing activities	(83,550)	15,442

Currency adjustment:
Effect of exchange rate changes on cash	260	(742)

Net decrease in cash and cash equivalents	(356,125)	(121,436)

Cash and cash equivalents at beginning of period	507,935	250,018

Cash and cash equivalents at end of period	$151,810	$128,582

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,846	$4,127
Income taxes	$9,650	$557

See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 1 Organization and Basis of Presentation

Organization

Piper Sandler Companies is the parent company of Piper Sandler & Co. ("Piper Sandler"), a securities broker dealer and investment banking firm; Piper Sandler Ltd., a firm providing securities brokerage and mergers and acquisitions services in Europe; Piper Sandler Finance LLC, which facilitates corporate debt underwriting in conjunction with affiliated credit vehicles; Piper Sandler Investment Group Inc. and PSC Capital Management LLC, entities providing alternative asset management services; Piper Sandler Loan Strategies, LLC, which provides management services for primary and secondary market liquidity transactions of loan and servicing rights; Piper Sandler Hedging Services, LLC, an entity that assists clients with hedging strategies; Piper Sandler Financial Products Inc. and Piper Sandler Financial Products II Inc., entities that facilitate derivative transactions; and other immaterial subsidiaries.

Piper Sandler Companies and its subsidiaries (collectively, the "Company") operate in one reporting segment providing investment banking services and institutional sales, trading and research services. Investment banking services include financial advisory services, management of and participation in underwritings, and municipal financing activities. Revenues are generated through the receipt of advisory and financing fees. Institutional sales, trading and research services focus on the trading of equity and fixed income products with institutions, government and non-profit entities. Revenues are generated through commissions and sales credits earned on equity and fixed income institutional sales activities, net interest revenues on trading securities held in inventory, and profits and losses from trading these securities. Also, the Company has created alternative asset management funds in merchant banking and energy in order to invest firm capital and to manage capital from outside investors. The Company records gains and losses from investments in these funds and receives management and performance fees.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). Pursuant to this guidance, certain information and disclosures have been omitted that are included within the complete annual financial statements. Except as disclosed herein, there have been no material changes in the information reported in the financial statements and related disclosures in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 2 Summary of Significant Accounting Policies

Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for a full description of the Company's significant accounting policies.

Note 3 Acquisitions

The following acquisitions were accounted for pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 805, "Business Combinations." Accordingly, the purchase price of each acquisition was allocated to the acquired assets and liabilities assumed based on their estimated fair values as of the respective acquisition dates. The excess of the purchase price over the net assets acquired was allocated between goodwill and intangible assets. The fair value of the equity consideration and retention-related restricted stock was determined using the market price of the Company's common stock on the date of the respective acquisition.

SOP Holdings, LLC

On January 3, 2020, the Company completed the acquisition of SOP Holdings, LLC and its subsidiaries, including Sandler O'Neill & Partners, L.P. (collectively, "Sandler O'Neill"), a full-service investment banking firm and broker dealer focused on the financial services industry. The transaction was completed pursuant to the Agreement and Plans of Merger dated July 9, 2019. The purchase price was $485.0 million, for which the Company was entitled to receive $100.0 million of tangible book value, subject to a final adjustment as of the closing date. The acquisition of Sandler O'Neill expanded the Company's advisory services revenues, diversified and enhanced scale in corporate financings, added a differentiated fixed income business, and increased scale in the equity brokerage business.

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

The Valence Group ("Valence")

On April 3, 2020, the Company completed the acquisition of Valence, an investment bank offering mergers and acquisitions advisory services to companies and financial sponsors with a focus on the chemicals, materials and related sectors. The transaction was completed pursuant to the share purchase agreement dated February 20, 2020, as amended. The acquisition added a new industry sector and expanded the Company's presence in Europe.

The net assets acquired by the Company are described below. As part of the purchase price, the Company entered into unsecured promissory notes with the former owners totaling $20.0 million (the "Valence Notes"), as discussed in Note 11. The Valence Notes were repaid in the first quarter of 2021. The Company also granted 647,268 restricted shares valued at $31.2 million as equity consideration on the acquisition date. In addition, the Company entered into acquisition-related compensation arrangements with certain employees of $5.5 million in restricted stock for retention purposes. Both the equity consideration and retention-related restricted shares are subject to graded vesting, beginning on the third anniversary of the acquisition date, so long as the applicable employee remains continuously employed by the Company for such period. Compensation expense will be amortized on a straight-line basis over the requisite service period of five years.

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

Transaction costs of $1.3 million were incurred for the three months ended March 31, 2020 and are included in restructuring and integration costs on the consolidated statements of operations.

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

TRS Advisors LLC ("TRS")

On December 31, 2020, the Company completed the acquisition of TRS, an advisory firm offering restructuring and reorganization services to companies in public, private and government settings. The transaction was completed pursuant to the equity purchase agreement dated December 8, 2020. The acquisition expanded the scale of the Company's restructuring advisory business.

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

Transaction costs of $0.1 million were incurred for the three months ended March 31, 2021 and are included in restructuring and integration costs on the consolidated statements of operations.

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

Pro Forma Financial Information

The results of operations of Sandler O'Neill, Valence and TRS have been included in the Company's consolidated financial statements prospectively beginning on the respective acquisition dates. The acquisitions have been fully integrated with the Company's existing operations. Accordingly, post-acquisition revenues and net income are not discernible. The following unaudited pro forma financial data is presented on a combined basis and includes Valence and TRS. Based on the respective acquisition dates, the unaudited pro forma financial data assumes that both the Valence and TRS acquisitions had occurred on January 1, 2019, the beginning of the prior annual period in which the acquisitions occurred. Pro forma results have been prepared by adjusting the Company's historical results to include the results of operations of Valence and TRS adjusted for the following significant changes: interest expense was adjusted to reflect the debt incurred by the Company to fund a portion of the Valence purchase price; amortization expense was adjusted to account for the acquisition-date fair value of intangible assets; compensation and benefits expenses were adjusted to reflect the restricted stock issued as part of the respective purchase price, the restricted stock issued for retention purposes, and the cost that would have been incurred had Valence and TRS employees been included in the Company’s employee compensation arrangements; and the income tax effect of applying the Company's statutory tax rates to the results of operations of Valence and TRS. The Company's consolidated unaudited pro forma information presented does not necessarily reflect the results of operations that would have resulted had the acquisitions been completed at the beginning of the applicable period presented, does not contemplate client account overlap and anticipated operational efficiencies of the combined entities, nor does it indicate the results of operations in future periods.

Three Months Ended
(Amounts in thousands)	March 31, 2020
Net revenues	$253,246
Net loss applicable to Piper Sandler Companies	(16,277)

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 4 Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased

	March 31,	December 31,
(Amounts in thousands)	2021	2020
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$5,761	$1,349
Convertible securities	143,404	146,088
Fixed income securities	19,073	18,432
Municipal securities:
Taxable securities	11,324	6,267
Tax-exempt securities	129,507	67,944
Short-term securities	53,290	28,592
Mortgage-backed securities	13	13
U.S. government agency securities	66,930	9,146
U.S. government securities	—	100,275
Derivative contracts	23,590	23,446
Total financial instruments and other inventory positions owned	$452,892	$401,552

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$94,953	$105,190
Fixed income securities	22,237	18,789
U.S. government securities	4,115	21,669
Derivative contracts	5,929	5,382
Total financial instruments and other inventory positions sold, but not yet purchased	$127,234	$151,030

At March 31, 2021 and December 31, 2020, financial instruments and other inventory positions owned in the amount of $58.0 million and $130.7 million, respectively, had been pledged as collateral for short-term financings.

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

Customer matched-book derivatives: The Company enters into interest rate derivative contracts in a principal capacity as a dealer to satisfy the financial needs of its customers. The Company simultaneously enters into an interest rate derivative contract with a third party for the same notional amount to hedge the interest rate and credit risk of the initial client interest rate derivative contract. In certain limited instances, the Company has only hedged interest rate risk with a third party, and retains uncollateralized credit risk as described below. The instruments use interest rates based upon the London Interbank Offered Rate ("LIBOR") index, the Municipal Market Data ("MMD") index, the Securities Industry and Financial Markets Association ("SIFMA") index or the Commercial Mortgage Backed Securities ("CMBX") index.

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

	March 31, 2021			December 31, 2020
(Amounts in thousands)	Derivative	Derivative	Notional	Derivative	Derivative	Notional
Derivative Category	Assets (1)	Liabilities (2)	Amount	Assets (1)	Liabilities (2)	Amount
Interest rate
Customer matched-book	$164,265	$155,737	$1,722,634	$233,116	$223,218	$1,955,131
Trading securities	1,817	427	117,825	—	4,225	55,375
Equity options
Trading securities	—	209	5,886	—	—	—
	$166,082	$156,373	$1,846,345	$233,116	$227,443	$2,010,506
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

		Three Months Ended
(Amounts in thousands)		March 31,
Derivative Category	Operations Category	2021	2020
Interest rate derivative contract	Investment banking	$(1,016)	$(732)
Interest rate derivative contract	Institutional brokerage	5,261	(2,027)
Equity option derivative contracts	Institutional brokerage	160	(822)
		$4,405	$(3,581)

Credit risk associated with the Company's derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company's derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company's financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The majority of the Company's derivative contracts are substantially collateralized by its counterparties, who are major financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of a derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of March 31, 2021, the Company had $18.4 million of uncollateralized credit exposure with these counterparties (notional contract amount of $161.1 million), including $15.2 million of uncollateralized credit exposure with one counterparty.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company's Level III financial instruments as of March 31, 2021:

	Valuation			Weighted
	Technique	Unobservable Input	Range	Average (1)
Assets
Financial instruments and other inventory positions owned:
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve in basis points ("bps") (2)	3 - 42 bps	21.8 bps
Investments at fair value:
Equity securities in private companies	Market approach	Revenue multiple (2)	3 - 7 times	4.4 times
		EBITDA multiple (2)	9 - 13 times	12.6 times

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve in bps (3)	3 - 11 bps	6.6 bps
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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the valuation of the Company's financial instruments by pricing observability levels defined in FASB Accounting Standards Codification Topic 820, "Fair Value Measurement" ("ASC 820") as of March 31, 2021:

					Counterparty
					and Cash
					Collateral
(Amounts in thousands)	Level I	Level II	Level III		Netting (1)	Total
Assets
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$163	$5,598	$—		$—	$5,761
Convertible securities	—	143,404	—		—	143,404
Fixed income securities	—	19,073	—		—	19,073
Municipal securities:
Taxable securities	—	11,324	—		—	11,324
Tax-exempt securities	—	129,507	—		—	129,507
Short-term securities	—	53,290	—		—	53,290
Mortgage-backed securities	—	—	13		—	13
U.S. government agency securities	—	66,930	—		—	66,930
Derivative contracts	—	164,139	1,943		(142,492)	23,590
Total financial instruments and other inventory positions owned	163	593,265	1,956		(142,492)	452,892

Cash equivalents	107,914	—	—		—	107,914

Investments at fair value	17,345	3,518	154,521	(2)	—	175,384
Total assets	$125,422	$596,783	$156,477		$(142,492)	$736,190

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$94,948	$5	$—		$—	$94,953
Fixed income securities	—	22,237	—		—	22,237
U.S. government securities	4,115	—	—		—	4,115
Derivative contracts	209	156,045	119		(150,444)	5,929
Total financial instruments and other inventory positions sold, but not yet purchased	$99,272	$178,287	$119		$(150,444)	$127,234
(1)Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.
(2)Includes noncontrolling interests of $102.7 million primarily attributable to unrelated third party ownership in consolidated merchant banking funds.

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

The Company's Level III assets were $156.5 million and $153.3 million, or 21.3 percent and 14.7 percent of financial instruments measured at fair value at March 31, 2021 and December 31, 2020, respectively.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following tables summarize the changes in fair value associated with Level III financial instruments held at the beginning or end of the periods presented:

								Unrealized gains/
								(losses) for assets/
	Balance at				Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	gains/	gains/	March 31,	March 31,
(Amounts in thousands)	2020	Purchases	Sales	out	(losses)	(losses)	2021	2021
Assets
Financial instruments and other inventory positions owned:
Mortgage-backed securities	$13	$—	$—	$—	$—	$—	$13	$—
Derivative contracts	270	—	(256)	—	256	1,673	1,943	1,943
Total financial instruments and other inventory positions owned	283	—	(256)	—	256	1,673	1,956	1,943

Investments at fair value	152,995	1,318	(20,412)	(2,929)	19,100	4,449	154,521	20,069
Total assets	$153,278	$1,318	$(20,668)	$(2,929)	$19,356	$6,122	$156,477	$22,012

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$3,706	$(3,225)	$—	$—	$3,225	$(3,587)	$119	$119
Total financial instruments and other inventory positions sold, but not yet purchased	$3,706	$(3,225)	$—	$—	$3,225	$(3,587)	$119	$119

								Unrealized gains/
								(losses) for assets/
	Balance at				Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	gains/	gains/	March 31,	March 31,
(Amounts in thousands)	2019	Purchases	Sales	out	(losses)	(losses)	2020	2020
Assets
Financial instruments and other inventory positions owned:
Mortgage-backed securities	$13	$—	$—	$—	$—	$—	$13	$—
Derivative contracts	8	295	—	—	(295)	1,967	1,975	1,975
Total financial instruments and other inventory positions owned	21	295	—	—	(295)	1,967	1,988	1,975

Investments at fair value	132,329	283	(165)	(130)	(227)	(11,360)	120,730	(11,585)
Total assets	$132,350	$578	$(165)	$(130)	$(522)	$(9,393)	$122,718	$(9,610)

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$1,563	$(3,141)	$351	$—	$2,790	$3,994	$5,557	$5,547
Total financial instruments and other inventory positions sold, but not yet purchased	$1,563	$(3,141)	$351	$—	$2,790	$3,994	$5,557	$5,547

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

The carrying values of the Company's cash, receivables and payables either from or to brokers, dealers and clearing organizations and long-term financings approximate fair value due to either their liquid or short-term nature.

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

Consolidated VIEs

The Company's consolidated VIEs at March 31, 2021 included certain alternative asset management funds in which the Company has an investment and, as the managing partner, is deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds.

The following table presents information about the carrying value of the assets and liabilities of the VIEs which are consolidated by the Company and included on the consolidated statements of financial condition at March 31, 2021. The assets can only be used to settle the liabilities of the respective VIE, and the creditors of the VIEs do not have recourse to the general credit of the Company. One of these VIEs has $25.0 million of bank line financing available with an interest rate based on prime plus an applicable margin. The assets and liabilities are presented prior to consolidation, and thus a portion of these assets and liabilities are eliminated in consolidation.

Alternative Asset
(Amounts in thousands)	Management Funds
Assets
Investments	$152,373
Other assets	2,976
Total assets	$155,349

Liabilities
Other liabilities and accrued expenses	$4,861
Total liabilities	$4,861

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Nonconsolidated VIEs

The Company determined it is not the primary beneficiary of certain VIEs and accordingly does not consolidate them. These VIEs had net assets approximating $2.0 billion and $1.8 billion at March 31, 2021 and December 31, 2020, respectively. The Company's exposure to loss from these VIEs is $7.7 million, which is the carrying value of its capital contributions recorded in investments on the consolidated statements of financial condition at March 31, 2021. The Company had no liabilities related to these VIEs at March 31, 2021 and December 31, 2020. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of March 31, 2021.

Note 7 Receivables from and Payables to Brokers, Dealers and Clearing Organizations

	March 31,	December 31,
(Amounts in thousands)	2021	2020
Receivable from clearing organizations	$216,984	$184,662
Receivable from brokers and dealers	50,969	33,514
Other	3,732	3,315
Total receivables from brokers, dealers and clearing organizations	$271,685	$221,491

	March 31,	December 31,
(Amounts in thousands)	2021	2020
Payable to brokers and dealers	$18,156	$18,591
Total payables to brokers, dealers and clearing organizations	$18,156	$18,591

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

Note 8 Investments

The Company's investments include investments in private companies and partnerships.

	March 31,	December 31,
(Amounts in thousands)	2021	2020
Investments at fair value	$175,384	$174,849
Investments at cost	611	611
Investments accounted for under the equity method	8,283	7,719
Total investments	184,278	183,179

Less investments attributable to noncontrolling interests (1)	(102,745)	(96,657)
	$81,533	$86,522
(1)Noncontrolling interests are primarily attributable to unrelated third party ownership in consolidated merchant banking funds.

At March 31, 2021, investments carried on a cost basis had an estimated fair market value of $0.6 million. Because valuation estimates were based upon management's judgment, investments carried at cost would be categorized as Level III assets in the fair value hierarchy, if they were carried at fair value.

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

Note 9 Other Assets

	March 31,	December 31,
(Amounts in thousands)	2021	2020
Fee receivables	$58,336	$38,840
Accrued interest receivables	1,538	1,474
Forgivable loans, net	9,709	5,526
Prepaid expenses	13,760	14,585
Other	14,853	14,618
Total other assets	$98,196	$75,043

Note 10 Short-Term Financing

The Company issues secured commercial paper to fund a portion of its securities inventory. The commercial paper notes ("CP Notes") can be issued with maturities of 27 days to 270 days from the date of issuance. The CP Notes are currently issued under the CP Series II A program, and are secured by different inventory classes. The CP Notes are interest bearing or sold at a discount to par with an interest rate based on LIBOR plus an applicable margin. CP Series II A includes a covenant that requires the Company's U.S. broker dealer subsidiary to maintain excess net capital of $100 million. At March 31, 2021, the CP Series II A program had no outstanding balance. The Company retired the CP Series II A program in April 2021.

The Company has an unsecured $65 million revolving credit facility with U.S. Bank N.A. The credit agreement will terminate on December 20, 2022, unless otherwise terminated, and is subject to a one-year extension exercisable at the option of the Company. This credit facility includes customary events of default and covenants that, among other things, requires the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital of $120 million, limits the Company's leverage ratio, requires maintenance of a minimum ratio of operating cash flow to fixed charges, and imposes certain limitations on the Company's ability to make acquisitions and make payments on its capital stock. At March 31, 2021, there were no advances against this credit facility.

The Company's committed short-term bank line financing at March 31, 2021 consisted of a one-year $100 million committed revolving credit facility with U.S. Bank N.A., which has been renewed annually in the fourth quarter of each year since 2008. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital of $120 million, and the unpaid principal amount of all advances under this facility will be due on December 10, 2021. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis. At March 31, 2021, the Company had no advances against this line of credit.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 11 Long-Term Financing

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

On April 3, 2020, the Company entered into unsecured promissory notes as part of the acquisition of Valence totaling $20 million. The Valence Notes were repaid in the first quarter of 2021.

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

The Company has established reserves for potential losses that are probable and reasonably estimable that may result from pending and potential legal actions, investigations and regulatory proceedings. Reasonably possible losses in excess of amounts accrued at March 31, 2021 are not material. In many cases, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount or range of any potential loss, particularly where proceedings may be in relatively early stages or where plaintiffs are seeking substantial or indeterminate damages. Matters frequently need to be more developed before a loss or range of loss can reasonably be estimated.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)
Note 13 Restructuring and Integration Costs

The Company incurred integration costs for the three months ended March 31, 2021, primarily in conjunction with its acquisition of TRS, which closed on December 31, 2020. The Company incurred restructuring and integration costs for the three months ended March 31, 2020, primarily in conjunction with its acquisition of Sandler O'Neill, which closed on January 3, 2020, and its acquisition of Valence, which closed on April 3, 2020.

	Three Months Ended
	March 31,
(Amounts in thousands)	2021	2020
Severance, benefits and outplacement	$—	$878
Contract termination	—	173
Total restructuring costs	—	1,051

Integration costs	135	851

Total restructuring and integration costs	$135	$1,902

Note 14 Shareholders' Equity

Share Repurchases

Effective January 1, 2020, the Company's board of directors authorized the repurchase of up to $150.0 million in common shares through December 31, 2021. During the three months ended March 31, 2021, the Company repurchased 58,519 shares at an average price of $106.26 per share for an aggregate purchase price of $6.2 million related to this authorization. During the three months ended March 31, 2020, the Company repurchased 128,865 shares at an average price of $71.58 per share for an aggregate purchase price of $9.2 million related to this authorization. At March 31, 2021, the Company had $130.7 million remaining under this authorization.

The Company also purchases shares of common stock from restricted stock award recipients upon the award vesting or as recipients sell shares to meet their employment tax obligations. The Company purchased 120,222 shares and 94,615 shares, or $12.7 million and $8.1 million of the Company's common stock for these purposes during the three months ended March 31, 2021 and 2020, respectively.

Issuance of Shares

The Company issues common shares out of treasury stock as a result of employee restricted share vesting and exercise transactions as discussed in Note 15. During the three months ended March 31, 2021 and 2020, the Company issued 823,951 shares and 254,111 shares, respectively, related to these obligations. During the three months ended March 31, 2020, the Company also issued 34,205 common shares out of treasury stock for Sandler O'Neill deal consideration, as discussed in Note 3.

Dividends

The Company's current dividend policy includes both a quarterly and an annual special cash dividend. The annual special cash dividend is payable in the first quarter of each year, with the intention of returning a metric based on net income from the previous fiscal year.

During the three months ended March 31, 2021, the Company declared and paid both a quarterly and annual special cash dividend on its common stock of $0.40 and $1.85 per share, respectively, totaling $34.6 million.

On April 30, 2021, the board of directors declared a quarterly cash dividend of $0.45 per share to be paid on June 11, 2021, to shareholders of record as of the close of business on May 28, 2021.

Piper Sandler Companies
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

Ownership interests in entities held by parties other than the Company's common shareholders are presented as noncontrolling interests within shareholders' equity, separate from the Company's own equity. Revenues, expenses and net income or loss are reported on the consolidated statements of operations on a consolidated basis, which includes amounts attributable to both the Company's common shareholders and noncontrolling interests. Net income or loss is then allocated between the Company and noncontrolling interests based upon their relative ownership interests. Net income applicable to noncontrolling interests is deducted from consolidated net income to determine net income applicable to the Company. There was no other comprehensive income or loss attributed to noncontrolling interests for the three months ended March 31, 2021 and 2020.

Note 15 Compensation Plans

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

The following table provides a summary of the Company's outstanding equity awards (in shares or units) as of March 31, 2021:

Incentive Plan
Restricted Stock
Annual grants	545,355
Sign-on grants	105,764
651,119
2019 Inducement Plan
Restricted Stock	97,100

2020 Inducement Plan
Restricted Stock	1,323,951

Total restricted stock related to compensation	2,072,170

Deal Consideration (1)	1,816,211

Total restricted stock outstanding	3,888,381

Incentive Plan
Restricted Stock Units	158,393

Incentive Plan
Stock Options	81,667
(1)The Company issued restricted stock with service conditions as part of deal consideration for the acquisitions of Sandler O'Neill, Valence and TRS. See Note 3 for further discussion.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Incentive Plan

The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company's employees and directors for up to 9.4 million shares of common stock (1.4 million shares remained available for future issuance under the Incentive Plan as of March 31, 2021). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant's death, and at the discretion of the compensation committee of the Company's board of directors.

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

Restricted Stock Units

The Company grants restricted stock units to its leadership team ("Leadership Grants"). Restricted stock units will vest and convert to shares of common stock at the end of each 36-month performance period only if the Company satisfies predetermined performance and/or market conditions over the performance period. Under the terms of these awards, the number of units that will actually vest and convert to shares will be based on the extent to which the Company achieves specified targets during each performance period. The maximum payout leverage under these grants is 150 percent.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Up to 75 percent of the award can be earned based on the Company achieving certain average adjusted return on equity targets, as defined in the terms of the award agreements. The fair value of this portion of the award was based on the closing price of the Company's common stock on the grant date. If the Company determines that it is probable that the performance condition will be achieved, compensation expense is amortized on a straight-line basis over the 36-month performance period. The probability that the performance condition will be achieved is reevaluated each reporting period with changes in estimated outcomes accounted for using a cumulative effect adjustment to compensation expense. Compensation expense will be recognized only if the performance condition is met. Employees forfeit unvested restricted stock units upon termination of employment with a corresponding reversal of compensation expense. As of March 31, 2021, the Company has determined that the probability of achieving the performance condition for each award is as follows:

Probability of Achieving
Grant Year	Performance Condition
2021	75%
2020	75%
2019	75%

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

	Risk-free	Expected Stock
Grant Year	Interest Rate	Price Volatility
2021	0.23%	43.2%
2020	1.40%	27.3%
2019	2.50%	31.9%
2018	2.40%	34.8%
2017	1.62%	35.9%

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

Stock-Based Compensation Activity

The following table summarizes the Company's stock-based compensation activity:

	Three Months Ended
	March 31,
(Amounts in millions)	2021	2020
Stock-based compensation expense	$33.7	$21.7
Forfeitures	—	0.1
Tax benefit related to stock-based compensation expense	4.3	2.4

The following table summarizes the changes in the Company's unvested restricted stock:

	Unvested	Weighted Average
	Restricted Stock	Grant Date
	(in Shares)	Fair Value
December 31, 2020	4,312,557	$74.99
Granted	334,762	106.14
Vested	(758,553)	80.94
Canceled	(385)	80.52
March 31, 2021	3,888,381	$76.51

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the changes in the Company's unvested restricted stock units:

	Unvested	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
December 31, 2020	146,048	$85.60
Granted	62,569	103.69
Vested	(50,224)	92.93
Canceled	—	—
March 31, 2021	158,393	$90.43
As of March 31, 2021, there was $191.6 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 2.8 years.

The following table summarizes the changes in the Company's outstanding stock options:

Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
December 31, 2020	81,667	$99.00	7.1	$155,167
Granted	—	—
Exercised	—	—
Canceled	—	—
Expired	—	—
March 31, 2021	81,667	$99.00	6.9	$869,754

Options exercisable at March 31, 2021	27,222	$99.00	6.9	$289,914

As of March 31, 2021, there was $0.8 million of unrecognized compensation cost related to stock options expected to be recognized over a weighted average period of 1.9 years.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The nonqualified deferred compensation plan is an unfunded plan which allows certain highly compensated employees, at their election, to defer a portion of their compensation. This plan was closed to future deferral elections by participants for performance periods beginning after December 31, 2017. The amounts deferred under this plan are held in a grantor trust. The Company invests, as a principal, in investments to economically hedge its obligation under the nonqualified deferred compensation plan. Investments in the grantor trust, consisting of mutual funds, totaled $16.8 million and $16.3 million as of March 31, 2021 and December 31, 2020, respectively, and are included in investments on the consolidated statements of financial condition. A corresponding deferred compensation liability is included in accrued compensation on the consolidated statements of financial condition. The compensation deferred by the employees was expensed in the period earned. Changes in the fair value of the investments made by the Company are reported in investment income and changes in the corresponding deferred compensation liability are reflected as compensation and benefits expense on the consolidated statements of operations.

In addition to the 2019 Inducement Plan established in conjunction with its acquisition of Weeden & Co., the Company entered into acquisition-related compensation arrangements with certain Weeden & Co. equity owners, a portion of whom are now employees of the Company. Additional cash of up to $31.5 million may be earned if a net revenue target is achieved during the period from January 1, 2020 to June 30, 2021 ("Weeden Earnout"). Employees must fulfill service requirements in exchange for the rights to the additional payment. Amounts estimated to be payable to employees will be recorded as compensation expense on the consolidated statements of operations over the requisite performance period. The Company recorded a liability as of the acquisition date for the fair value related to non-employee equity owners, and is required to adjust this liability through the statement of operations for any changes after the acquisition date. If earned, the Weeden Earnout will be paid by September 30, 2021. As of March 31, 2021, the Company expects the maximum Weeden Earnout will be earned and has accrued a total of $27.2 million related to this additional cash payment. The Company recorded $2.2 million and $17.6 million in non-interest expenses related to the Weeden Earnout for the three months ended March 31, 2021 and 2020, respectively.

Note 16 Earnings Per Share ("EPS")

Basic earnings/(loss) per common share is computed by dividing net income/(loss) applicable to Piper Sandler Companies by the weighted average number of common shares outstanding for the period. Diluted earnings/(loss) per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive stock options, restricted stock units and non-participating restricted shares.

The computation of EPS is as follows:

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2021	2020
Net income/(loss) applicable to Piper Sandler Companies	$49,459	$(14,727)

Shares for basic and diluted calculations:
Average shares used in basic computation	14,374	13,796
Restricted stock units	131	106
Non-participating restricted shares (1)	1,962	509
Average shares used in diluted computation	16,467	14,411	(2)

Earnings/(loss) per common share:
Basic	$3.44	$(1.07)
Diluted	$3.00	$(1.07)	(2)
(1)Dividends on non-participating restricted shares are forfeitable until vested.
(2)Earnings per diluted common share is calculated using the basic weighted average number of common shares outstanding for periods in which a loss is incurred.
The average shares used in the diluted computation excluded anti-dilutive stock options and non-participating restricted shares of 0.1 million and 2.8 million for the three months ended March 31, 2021 and 2020, respectively.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)
Note 17 Revenues and Business Information

The Company's activities as an investment bank and institutional securities firm constitute a single business segment. The substantial majority of the Company's net revenues and long-lived assets are located in the U.S.

Reportable financial results are as follows:

	Three Months Ended
	March 31,
(Amounts in thousands)	2021	2020
Investment banking
Advisory services	$152,849	$111,226
Corporate financing	116,136	25,176
Municipal financing	27,089	22,596
Total investment banking	296,074	158,998

Institutional brokerage
Equity brokerage	43,234	47,853
Fixed income services	66,254	41,290
Total institutional brokerage	109,488	89,143

Interest income	2,057	6,065
Investment income/(loss)	23,768	(13,826)

Total revenues	431,387	240,380

Interest expense	2,780	4,212

Net revenues	428,607	236,168

Non-interest expenses	345,740	270,197

Pre-tax income/(loss)	$82,867	$(34,029)

Pre-tax margin	19.3%	(14.4)%

Note 18 Net Capital Requirements and Other Regulatory Matters

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

At March 31, 2021, net capital calculated under the SEC rule was $219.2 million, and exceeded the minimum net capital required under the SEC rule by $218.2 million.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Piper Sandler Ltd., a broker dealer subsidiary registered in the United Kingdom, is subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority. As of March 31, 2021, Piper Sandler Ltd. was in compliance with the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority.

Piper Sandler Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At March 31, 2021, Piper Sandler Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Note 19 Income Taxes

The Company recorded income tax expense of $17.3 million and an income tax benefit of $11.8 million for the three months ended March 31, 2021 and 2020, respectively. Income tax expense/(benefit) included a tax benefit of $1.3 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively, related to stock-based compensation awards vesting at values greater than the grant price.

The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which was enacted by the U.S. federal government on March 27, 2020 in response to the COVID-19 pandemic, contains tax provisions allowing a five-year carry back of any net operating losses incurred during federal tax years 2018, 2019 and 2020, to periods when the corporate federal tax rate was 35 percent. FASB Accounting Standards Codification Topic 740, "Income Taxes," requires companies to recognize the effect of tax law changes in the period of enactment. For the three months ended March 31, 2020, the Company recorded $4.6 million of income tax benefits related to the tax provisions in the CARES Act.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes and exhibits included elsewhere in this Quarterly Report on Form 10-Q. Certain statements in this Quarterly Report on Form 10-Q may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements include, among other things, statements other than historical information or statements of current conditions and may relate to our future plans and objectives and results, and also may include our belief regarding the effect of various legal proceedings, as set forth under "Legal Proceedings" in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2020 and in our subsequent reports filed with the Securities and Exchange Commission ("SEC"). Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under "External Factors Impacting Our Business" as well as the factors identified under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, as updated in our subsequent reports filed with the SEC and under "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.

Explanation of Non-GAAP Financial Measures

We have included financial measures that are not prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). These non-GAAP financial measures include adjustments to exclude (1) revenues and expenses related to noncontrolling interests, (2) interest expense on long-term financing from net revenues, (3) amortization of intangible assets related to acquisitions, (4) compensation and non-compensation expenses from acquisition-related agreements and (5) acquisition-related restructuring and integration costs. The adjusted weighted average diluted shares outstanding used in the calculation of non-GAAP earnings per diluted common share contains an adjustment to include the common shares for unvested restricted stock awards with service conditions granted pursuant to the acquisitions of SOP Holdings, LLC and its subsidiaries, including Sandler O'Neill & Partners, L.P. (collectively, "Sandler O'Neill"), The Valence Group ("Valence") and TRS Advisors LLC ("TRS"). These adjustments affect the following financial measures: net revenues, compensation expenses, non-compensation expenses, income tax expense/(benefit), net income/(loss) applicable to Piper Sandler Companies, earnings/(loss) per diluted common share, non-interest expenses, pre-tax income/(loss) and pre-tax margin. Management believes that presenting these results and measures on an adjusted basis in conjunction with the corresponding U.S. GAAP measures provides the most meaningful basis for comparison of our operating results across periods and enhances the overall understanding of our current financial performance by excluding certain items that may not be indicative of our core operating results. The non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of financial performance prepared in accordance with U.S. GAAP.

Executive Overview

Our business principally consists of providing investment banking and institutional brokerage services to corporations, private equity groups, public entities, non-profit entities and institutional investors in the United States and Europe. We operate through one reportable business segment. Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for a full description of our business, including our business strategy.

During 2020, we took the following important steps in the execution of our business strategy:

•On December 31, 2020, we completed the acquisition of TRS, an advisory firm offering restructuring and reorganization services to companies in public, private and governmental settings. The transaction expanded the scale of our restructuring advisory business.

•On April 3, 2020, we completed the acquisition of Valence, an investment bank offering mergers and acquisitions advisory services to companies and financial sponsors with a focus on the chemicals, materials and related sectors. The transaction added a new industry sector and expanded our presence in Europe.

•On January 3, 2020, we completed the acquisition of Sandler O'Neill, a full-service investment banking firm and broker dealer focused on the financial services industry. The acquisition of Sandler O'Neill expanded our advisory services revenues, diversified and enhanced scale in corporate financings, added a differentiated fixed income services business, and increased scale in our equity brokerage business.

Financial Highlights

	Three Months Ended
(Amounts in thousands, except per share data)	Mar. 31,	Mar. 31,	2021
	2021	2020	v2020
U.S. GAAP
Net revenues	$428,607	$236,168	81.5%
Compensation and benefits	280,328	188,124	49.0
Non-compensation expenses	65,412	82,073	(20.3)
Income/(loss) before income tax expense/(benefit)	82,867	(34,029)	N/M
Net income/(loss) applicable to Piper Sandler Companies	49,459	(14,727)	N/M
Earnings/(loss) per diluted common share	$3.00	$(1.07)	N/M

Ratios and margin
Compensation ratio	65.4%	79.7%
Non-compensation ratio	15.3%	34.8%
Pre-tax margin	19.3%	(14.4)%

Non-GAAP(1)
Adjusted net revenues	$413,751	$244,922	68.9%
Adjusted compensation and benefits	254,268	158,693	60.2
Adjusted non-compensation expenses	56,748	57,216	(0.8)
Adjusted operating income	102,735	29,013	254.1
Adjusted net income applicable to Piper Sandler Companies	75,479	25,424	196.9
Adjusted earnings per diluted common share	$4.13	$1.48	179.1

Adjusted ratios and margin
Adjusted compensation ratio	61.5%	64.8%
Adjusted non-compensation ratio	13.7%	23.4%
Adjusted operating margin	24.8%	11.8%
N/M – Not meaningful

See the "Results of Operations" section for additional information.

(1)Reconciliation of U.S. GAAP to adjusted non-GAAP financial information

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2021	2020
Net revenues:
Net revenues – U.S. GAAP basis	$428,607	$236,168
Adjustments:
Revenue related to noncontrolling interests	(17,143)	6,536
Interest expense on long-term financing	2,287	2,218
Adjusted net revenues	$413,751	$244,922

Compensation and benefits:
Compensation and benefits – U.S. GAAP basis	$280,328	$188,124
Adjustment:
Compensation from acquisition-related agreements	(26,060)	(29,431)
Adjusted compensation and benefits	$254,268	$158,693

Non-compensation expenses:
Non-compensation expenses – U.S. GAAP basis	$65,412	$82,073
Adjustments:
Non-compensation expenses related to noncontrolling interests	(1,009)	(992)
Acquisition-related restructuring and integration costs	(135)	(1,902)
Amortization of intangible assets related to acquisitions	(7,520)	(9,878)
Non-compensation expenses from acquisition-related agreements	—	(12,085)
Adjusted non-compensation expenses	$56,748	$57,216

Income/(loss) before income tax expense/(benefit):
Income/(loss) before income tax expense/(benefit) – U.S. GAAP basis	$82,867	$(34,029)
Adjustments:
Revenue related to noncontrolling interests	(17,143)	6,536
Interest expense on long-term financing	2,287	2,218
Non-compensation expenses related to noncontrolling interests	1,009	992
Compensation from acquisition-related agreements	26,060	29,431
Acquisition-related restructuring and integration costs	135	1,902
Amortization of intangible assets related to acquisitions	7,520	9,878
Non-compensation expenses from acquisition-related agreements	—	12,085
Adjusted operating income	$102,735	$29,013
Interest expense on long-term financing	(2,287)	(2,218)
Adjusted income before adjusted income tax expense	$100,448	$26,795

Net income/(loss) applicable to Piper Sandler Companies:
Net income/(loss) applicable to Piper Sandler Companies – U.S. GAAP basis	$49,459	$(14,727)
Adjustments:
Compensation from acquisition-related agreements	19,997	22,343
Acquisition-related restructuring and integration costs	112	1,419
Amortization of intangible assets related to acquisitions	5,911	7,373
Non-compensation expenses from acquisition-related agreements	—	9,016
Adjusted net income applicable to Piper Sandler Companies	$75,479	$25,424

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2021	2020
Earnings/(loss) per diluted common share:
Earnings/(loss) per diluted common share – U.S. GAAP basis	$3.00	$(1.07)
Adjustment for inclusion of unvested acquisition-related stock	(0.45)	(0.28)
Impact of antidilutive shares in a period of a loss	—	0.05
	$2.55	$(1.30)
Adjustments:
Compensation from acquisition-related agreements	1.21	1.55
Acquisition-related restructuring and integration costs	0.01	0.10
Amortization of intangible assets related to acquisitions	0.36	0.51
Non-compensation expenses from acquisition-related agreements	—	0.62
Adjusted earnings per diluted common share	$4.13	$1.48

Weighted average diluted common shares outstanding:
Weighted average diluted common shares outstanding – U.S. GAAP basis	16,467	14,411
Adjustment:
Unvested acquisition-related restricted stock with service conditions	1,787	2,748
Adjusted weighted average diluted common shares outstanding	18,254	17,159

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

Outlook for the Remainder of 2021

On March 11, 2020, the World Health Organization characterized the COVID-19 outbreak as a global pandemic. The COVID-19 pandemic has affected major economic and financial markets, and businesses and governments continue to face challenges associated with the economic conditions resulting from efforts to address it. Following two fiscal stimulus packages in 2020, the U.S. federal government passed additional legislation in the first quarter of 2021 to provide further support to mitigate some of the economic hardship caused by the COVID-19 pandemic. Additionally, the U.S. Federal Reserve plans to keep the short-term benchmark interest rate close to zero for an extended period of time and maintain their quantitative easing measures, which will continue to provide stability and liquidity in the markets. The U.S. Federal Reserve will monitor the level of inflation over several periods before considering an increase in interest rates.

We expect the economy to continue to improve in 2021; however, economic recovery and growth will be dependent on the trajectory of vaccine distribution and administration, as well as the deployment of the most recent federal fiscal stimulus program. Future legislative actions and policies by the federal government, such as those related to infrastructure and corporate income taxes, may also impact economic growth.

Market conditions continued to be favorable for equity capital raising in the first quarter of 2021 driven by strong investor demand. We believe that capital raising activity will remain strong in 2021 as the markets remain conducive; however, we anticipate that the current record level of activity will begin to moderate.

The pace of advisory services activity continued to improve in the first quarter of 2021 as a result of a strong economic outlook, ample liquidity in the credit markets, increasing CEO confidence and attractive valuations. We believe that our advisory services business is well positioned to continue to benefit from these conducive market conditions. Our pipeline is robust and building across all of our industry verticals.

A combination of elevated volatility and volumes and ample liquidity in the first quarter of 2021 drove robust client activity in our equity brokerage business as investors repositioned based on an improved market outlook. The federal stimulus measures and accommodative policies by the U.S. Federal Reserve provided additional catalysts to the market. Based on meaningfully lower market volumes resulting from the decline in volatility at the beginning of the second quarter of 2021, we believe our equity brokerage revenues will decline in 2021 as volatility and institutional trading volumes moderate from prior-year levels.

As a result of increasing interest rates in the first quarter of 2021, activity in our fixed income services business was robust as we assisted clients in positioning for anticipated changes in interest rates. We anticipate the uncertain interest rate outlook will continue to drive activity as clients seek advice on repositioning balance sheets and portfolios, maximizing yields and managing risk.

In our municipal financing business, we believe that market issuance volumes will remain strong in 2021. We expect issuance volumes within the governmental space to moderate from the record levels in 2020. However, revenues from higher-yielding municipal offerings are likely to increase, as we experienced in the first quarter of 2021, as a result of strong investor demand and low spreads. Issuer capital needs, interest rate yields, rate stability and client demand will continue to be the principal drivers of the level of municipal finance activity going forward.

Results of Operations

Financial Summary for the three months ended March 31, 2021 and March 31, 2020

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of
				Net Revenues for the
	Three Months Ended			Three Months Ended
	March 31,			March 31,
			2021
(Amounts in thousands)	2021	2020	v2020	2021	2020
Revenues:
Investment banking	$296,074	$158,998	86.2%	69.1%	67.3%
Institutional brokerage	109,488	89,143	22.8	25.5	37.7
Interest income	2,057	6,065	(66.1)	0.5	2.6
Investment income/(loss)	23,768	(13,826)	N/M	5.5	(5.9)
Total revenues	431,387	240,380	79.5	100.6	101.8

Interest expense	2,780	4,212	(34.0)	0.6	1.8

Net revenues	428,607	236,168	81.5	100.0	100.0

Non-interest expenses:
Compensation and benefits	280,328	188,124	49.0	65.4	79.7
Outside services	7,675	8,439	(9.1)	1.8	3.6
Occupancy and equipment	14,022	12,238	14.6	3.3	5.2
Communications	11,808	11,634	1.5	2.8	4.9
Marketing and business development	2,067	10,039	(79.4)	0.5	4.3
Deal-related expenses	12,431	4,940	151.6	2.9	2.1
Trade execution and clearance	4,180	7,151	(41.5)	1.0	3.0
Restructuring and integration costs	135	1,902	(92.9)	—	0.8
Intangible asset amortization	7,520	9,878	(23.9)	1.8	4.2
Other operating expenses	5,574	15,852	(64.8)	1.3	6.7
Total non-interest expenses	345,740	270,197	28.0	80.7	114.4

Income/(loss) before income tax expense/(benefit)	82,867	(34,029)	N/M	19.3	(14.4)

Income tax expense/(benefit)	17,274	(11,774)	N/M	4.0	(5.0)

Net income/(loss)	65,593	(22,255)	N/M	15.3	(9.4)

Net income/(loss) applicable to noncontrolling interests	16,134	(7,528)	N/M	3.8	(3.2)

Net income/(loss) applicable to Piper Sandler Companies	$49,459	$(14,727)	N/M	11.5%	(6.2)%
N/M – Not meaningful

For the three months ended March 31, 2021, we recorded net income applicable to Piper Sandler Companies of $49.5 million. Net revenues for the three months ended March 31, 2021 were $428.6 million, an 81.5 percent increase compared to $236.2 million in the year-ago period, driven by strong performances across all of our businesses. In the first quarter of 2021, investment banking revenues were $296.1 million, up 86.2 percent compared with $159.0 million in the prior-year period, driven by robust corporate financing revenues, as well as higher advisory services and municipal financing revenues. For the three months ended March 31, 2021, institutional brokerage revenues increased 22.8 percent to $109.5 million, compared with $89.1 million in the first quarter of 2020, due to higher fixed income services revenues. For the three months ended March 31, 2021, net interest expense was $0.7 million, compared to net interest income of $1.9 million in the prior-year period. Net interest expense resulted from a decline in interest income on our long inventory positions. In the first quarter of 2021, we recorded investment income of $23.8 million, compared with an investment loss of $13.8 million in the prior-year period. In the current quarter, we recorded gains on our investment and the noncontrolling interests in the merchant banking funds that we manage. Non-interest expenses were $345.7 million for the three months ended March 31, 2021, up 28.0 percent compared to $270.2 million in the prior-year period, primarily due to higher compensation expenses resulting from increased revenues and profitability.

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

The following table summarizes our future acquisition-related compensation expense for restricted stock and restricted cash with service conditions, as well as amounts estimated to be paid under earnout arrangements:

(Amounts in thousands)
Remainder of 2021	$68,298
2022	80,019
2023	29,997
2024	22,041
2025	5,295
Total	$205,650

For the three months ended March 31, 2021, compensation and benefits expenses increased 49.0 percent to $280.3 million, compared with $188.1 million in the corresponding period of 2020, driven by higher revenues and operating profits. Compensation and benefits expenses as a percentage of net revenues was 65.4 percent in the first quarter of 2021, compared with 79.7 percent in the first quarter of 2020. The lower compensation ratio was due to an increased revenue base, as well as decreased acquisition-related compensation.

Outside Services – Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees, fund expenses associated with our consolidated alternative asset management funds and other professional fees. Outside services expenses decreased 9.1 percent to $7.7 million in the first quarter of 2021, compared with $8.4 million in the corresponding period of 2020. The decrease was due to lower legal fees.

Occupancy and Equipment – For the three months ended March 31, 2021, occupancy and equipment expenses increased to $14.0 million, compared with $12.2 million for the three months ended March 31, 2020. The increase was primarily the result of incremental expenses related to our acquisitions of Valence and TRS, and higher software maintenance costs.

Communications – Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third party market data information. For the three months ended March 31, 2021, communication expenses were $11.8 million, essentially flat compared with the corresponding period of 2020.

Marketing and Business Development – Marketing and business development expenses include travel and entertainment costs, advertising and third party marketing fees. For the three months ended March 31, 2021, marketing and business development expenses decreased to $2.1 million, compared with $10.0 million in the corresponding period of 2020. The decrease was driven by lower travel and entertainment costs related to the COVID-19 pandemic.
Deal-Related Expenses – Deal-related expenses include costs we incurred over the course of a completed investment banking deal, which primarily consist of legal fees, offering expenses, and travel and entertainment costs. For the three months ended March 31, 2021, deal-related expenses were $12.4 million, compared with $4.9 million for the three months ended March 31, 2020. The amount of deal-related expenses is principally dependent on the level of deal activity and may vary from period to period as the recognition of deal-related costs typically coincides with the closing of a transaction.
Trade Execution and Clearance – For the three months ended March 31, 2021, trade execution and clearance expenses were $4.2 million, compared with $7.2 million in the corresponding period of 2020. The decrease in trade execution and clearance expenses is reflective of higher trading volumes in the first quarter of 2020 driven by record levels of trading volatility during that period.
Restructuring and Integration Costs – For the three months ended March 31, 2021, we incurred acquisition-related restructuring and integration costs of $0.1 million, primarily consisting of transaction costs associated with the acquisition of TRS. For the three months ended March 31, 2020, we incurred acquisition-related restructuring and integration costs of $1.9 million related to the acquisitions of Sandler O'Neill and Valence. The expenses consisted of $0.8 million of transaction costs, $0.9 million of severance benefits and $0.2 million of contract termination costs.
Intangible Asset Amortization – Intangible asset amortization includes the amortization of definite-lived intangible assets consisting of customer relationships and internally developed software. For the three months ended March 31, 2021, intangible asset amortization was $7.5 million, compared with $9.9 million for the three months ended March 31, 2020. The decrease was due to lower intangible asset amortization expense related to identifiable intangible assets associated with the acquisition of Sandler O'Neill, partially offset by incremental intangible asset amortization expense related to identifiable intangible assets associated with the acquisitions of Valence and TRS.
Other Operating Expenses – Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. Other operating expenses were $5.6 million in the first quarter of 2021, compared with $15.9 million in the corresponding period in 2020. The decrease was due to a $12.1 million fair value adjustment recorded in the first quarter of 2020 related to the earnout for former Weeden & Co. L.P. equity owners who did not transition to our platform following the acquisition in 2019. We recorded the full value of the projected earnout as the non-employee equity owners do not have service requirements. This decrease was partially offset by higher expense related to our charitable giving program in the first quarter of 2021.
Income Taxes – For the three months ended March 31, 2021, our provision for income taxes was $17.3 million. Excluding the impact of noncontrolling interests, our effective tax rate was 25.9 percent.
For the three months ended March 31, 2020, our provision for income taxes was a benefit of $11.8 million, which included $4.6 million of income tax benefits related to the tax provisions in the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). The CARES Act contained tax provisions allowing a five-year carry back of any net operating losses incurred during federal tax years 2018, 2019 and 2020, to periods when the corporate federal tax rate was 35 percent. Excluding the impact of these provisions and non-controlling interests, our effective tax rate was 26.9 percent.

Financial Performance

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

The following table sets forth the adjusted, non-GAAP financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP financial results for the periods presented:

	Three Months Ended March 31,
	2021				2020
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Amounts in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Advisory services	$152,849	$—	$—	$152,849	$111,226	$—	$—	$111,226
Corporate financing	116,136	—	—	116,136	25,176	—	—	25,176
Municipal financing	27,089	—	—	27,089	22,596	—	—	22,596
Total investment banking	296,074	—	—	296,074	158,998	—	—	158,998

Institutional brokerage
Equity brokerage	43,234	—	—	43,234	47,853	—	—	47,853
Fixed income services	66,254	—	—	66,254	41,290	—	—	41,290
Total institutional brokerage	109,488	—	—	109,488	89,143	—	—	89,143

Interest income	2,057	—	—	2,057	6,065	—	—	6,065
Investment income/(loss)	6,625	17,143	—	23,768	(7,290)	(6,536)	—	(13,826)

Total revenues	414,244	17,143	—	431,387	246,916	(6,536)	—	240,380

Interest expense	493	—	2,287	2,780	1,994	—	2,218	4,212

Net revenues	413,751	17,143	(2,287)	428,607	244,922	(6,536)	(2,218)	236,168

Non-interest expenses	311,016	1,009	33,715	345,740	215,909	992	53,296	270,197

Pre-tax income/(loss)	$102,735	$16,134	$(36,002)	$82,867	$29,013	$(7,528)	$(55,514)	$(34,029)

Pre-tax margin	24.8%			19.3%	11.8%			(14.4)%

(1)The following is a summary of the adjustments needed to reconcile our consolidated U.S. GAAP financial results to the adjusted, non-GAAP financial results:
Noncontrolling interests – The impacts of consolidating noncontrolling interests in our alternative asset management funds are not included in our adjusted financial results.
Other adjustments – The following items are not included in our adjusted financial results:

	Three Months Ended March 31,
(Amounts in thousands)	2021	2020
Interest expense on long-term financing	$2,287	$2,218

Compensation from acquisition-related agreements	26,060	29,431
Acquisition-related restructuring and integration costs	135	1,902
Amortization of intangible assets related to acquisitions	7,520	9,878
Non-compensation expenses from acquisition-related agreements	—	12,085
	33,715	53,296

Total other adjustments	$36,002	$55,514

Net revenues on a U.S. GAAP basis were $428.6 million for the three months ended March 31, 2021, compared with $236.2 million in the prior-year period. For the three months ended March 31, 2021, adjusted net revenues were $413.8 million, compared with $244.9 million in the first quarter of 2020. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise.

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

In the first quarter of 2021, investment banking revenues increased 86.2 percent to $296.1 million, compared with $159.0 million in the prior-year period. For the three months ended March 31, 2021, advisory services revenues were $152.8 million, up 37.4 percent compared to $111.2 million in the first quarter of 2020, due to more completed transactions. Revenues for the first quarter of 2021 reflect increased advisory services activity as market conditions have significantly improved, driven by an expectation of economic growth, ample liquidity, low financing rates, increasing CEO confidence and attractive valuations. Increased volatility and uncertainty associated with the COVID-19 pandemic resulted in a pause in advisory services activity market-wide beginning at the end of the first quarter of 2020. The uneven distribution of the number and size of deals results in revenue fluctuations from quarter to quarter. For the three months ended March 31, 2021, corporate financing revenues were a record $116.1 million, up significantly compared with $25.2 million for the three months ended March 31, 2020, driven by more completed and book run equity deals. Market conditions remained favorable for capital raising in the first quarter of 2021 and we continued to execute transactions in the active equity underwriting market. Activity for us during the first quarter of 2021 was principally in the healthcare sector, and we served as book runner on 42 of the 44 completed healthcare equity deals. Additionally, capital raising activity in the year-ago period substantially halted as volatility spiked in March 2020. Municipal financing revenues for the three months ended March 31, 2021 were $27.1 million, up 19.9 percent compared to $22.6 million in the prior-year period, driven by strong issuance activity in our specialty sectors. The increase in revenues from higher-yielding specialty sector offerings has resulted from a meaningful improvement in the high yield market, driven by low spreads and strong investor demand. Additionally, in the prior-year period, new issuance and refinancing activity was robust in the first two months of 2020, but the level of activity rapidly declined in March 2020 due to significant volatility in the fixed income markets.

The following table provides investment banking deal information:

	Three Months Ended
	March 31,
(Dollars in billions)	2021	2020
Advisory services
M&A transactions	47	43
Capital advisory transactions	30	14

Corporate financings
Total equity transactions	71	12
Book run equity transactions	49	11
Total debt and preferred transactions	6	8
Book run debt and preferred transactions	1	3

Municipal negotiated issues
Aggregate par value	$3.0	$3.7
Total issues	181	150

Institutional brokerage revenues comprise all of the revenues generated through trading activities, which consist of facilitating customer trades and executing competitive municipal underwritings. Also, we have historically generated trading gains and losses through strategic trading activities in municipal bonds; however, we ceased these activities in the first half of 2020. Our results may vary from quarter to quarter as a result of changes in trading margins, trading gains and losses, net interest spreads, trading volumes, the timing of payments for research services and the timing of transactions based on market opportunities.

For the three months ended March 31, 2021, institutional brokerage revenues increased 22.8 percent to $109.5 million, compared with $89.1 million in the prior-year period. Equity brokerage revenues were $43.2 million in the first quarter of 2021, down 9.7 percent compared with $47.9 million in the corresponding period of 2020. Volumes and volatility were elevated in the first quarter of 2021, driving robust client activity as investors repositioned based on the improved market outlook. However, a more volatile first quarter of 2020 drove significantly higher institutional volumes as investors repositioned in response to market uncertainty and fund outflows. For the three months ended March 31, 2021, fixed income services revenues were $66.3 million, up 60.5 percent compared with $41.3 million in the prior-year period, driven by strong client activity resulting from rising interest rates as well as excess liquidity. We provided strategic advice on repositioning balance sheets and portfolios, maximizing yields and managing risk in an increasing interest rate environment within a market with ample liquidity. Additionally, results in the first quarter of 2020 include trading losses in municipal securities due to the sharp and sudden market dislocation.

Interest income represents amounts earned from holding long inventory positions. For the three months ended March 31, 2021, interest income decreased to $2.1 million, compared with $6.1 million for the three months ended March 31, 2020, reflecting lower long inventory balances.

Investment income/(loss) includes realized and unrealized gains and losses on investments, including amounts attributable to noncontrolling interests, in our merchant banking and energy funds, as well as management and performance fees generated from those funds. For the three months ended March 31, 2021, we recorded investment income of $23.8 million, compared with an investment loss of $13.8 million in the corresponding period of 2020. In the first quarter of 2021, we recorded gains on our investment and the noncontrolling interests in the merchant banking funds that we manage compared with losses in the prior-year period. Lower equity valuations and an uncertain and challenging operating environment for some of our portfolio companies drove the fair value adjustments in our merchant banking portfolio in the first quarter of 2020. Excluding the impact of noncontrolling interests, adjusted investment income was $6.6 million for the three months ended March 31, 2021 and adjusted investment loss was $7.3 million for the three months ended March 31, 2020.

Interest expense represents amounts associated with financing, economically hedging and holding short inventory positions, including interest paid on our long-term financing arrangements, as well as commitment fees on our line of credit and revolving credit facility. For the three months ended March 31, 2021, interest expense was $2.8 million, compared with $4.2 million in the prior-year period. In the first quarter of 2021, interest expense decreased as a result of lower average short inventory balances, as well as lower funding balances. Excluding the impact of interest expense on long-term financing, adjusted interest expense was $0.5 million and $2.0 million for the three months ended March 31, 2021 and 2020, respectively. The $20.0 million of unsecured promissory notes we entered into on April 3, 2020 to fund a portion of the Valence purchase price were repaid in the first quarter of 2021, which will decrease interest expense on long-term financing.

Pre-tax margin for the three months ended March 31, 2021 was 19.3 percent. The negative pre-tax margin of 14.4 percent for the first quarter of 2020 primarily resulted from higher acquisition-related compensation and non-compensation expenses, and intangible asset amortization. Adjusted pre-tax margin for the three months ended March 31, 2021 increased to 24.8 percent, compared with 11.8 percent for the corresponding period of 2020, driven by higher revenues and a lower compensation ratio.

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

We believe that of our significant accounting policies, the following are our critical accounting policies:

•Valuation of Financial Instruments
•Goodwill and Intangible Assets
•Compensation Plans
•Income Taxes

See the "Critical Accounting Policies" section and Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 for further information on our critical accounting policies.

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

Our board of directors declared the following dividends on shares of our common stock:

Declaration Date	Dividend Per Share	Record Date	Payment Date
January 31, 2020 (1)	$0.750	March 2, 2020	March 13, 2020
January 31, 2020	$0.375	March 2, 2020	March 13, 2020
May 1, 2020	$0.200	May 29, 2020	June 12, 2020
July 31, 2020	$0.300	August 28, 2020	September 11, 2020
October 30, 2020	$0.375	November 24, 2020	December 11, 2020
February 4, 2021 (1)	$1.850	March 3, 2021	March 12, 2021
February 4, 2021	$0.400	March 3, 2021	March 12, 2021
April 30, 2021	$0.450	May 28, 2021	June 11, 2021
(1)     Represents the annual special cash dividend based on our results from the previous fiscal year.

Effective January 1, 2020, our board of directors authorized the repurchase of up to $150.0 million in common shares through December 31, 2021. During the three months ended March 31, 2021, we repurchased 58,519 shares of our common stock at an average price of $106.26 per share for an aggregate purchase price of $6.2 million related to this authorization. At March 31, 2021, we had $130.7 million remaining under this authorization.

We also purchase shares of common stock from restricted stock award recipients upon the award vesting or as recipients sell shares to meet their employment tax obligations. During the first quarter of 2021, we purchased 120,222 shares or $12.7 million of our common stock for these purposes.

Leverage

The following table presents total assets, adjusted assets, total shareholders' equity and tangible shareholders' equity with the resulting leverage ratios:

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Total assets	$1,758,672	$1,997,140
Deduct: Goodwill and intangible assets	(369,846)	(377,366)
Deduct: Right-of-use lease asset	(77,158)	(82,543)
Deduct: Assets from noncontrolling interests	(104,666)	(97,375)
Adjusted assets	$1,207,002	$1,439,856

Total shareholders' equity	$991,226	$926,082
Deduct: Goodwill and intangible assets	(369,846)	(377,366)
Deduct: Noncontrolling interests	(102,745)	(96,657)
Tangible common shareholders' equity	$518,635	$452,059

Leverage ratio (1)	1.8	2.2

Adjusted leverage ratio (2)	2.3	3.2
(1)Leverage ratio equals total assets divided by total shareholders' equity.
(2)Adjusted leverage ratio equals adjusted assets divided by tangible common shareholders' equity.

Adjusted assets and tangible common shareholders' equity are non-GAAP financial measures. Goodwill and intangible assets are subtracted from total assets and total shareholders' equity in determining adjusted assets and tangible common shareholders' equity, respectively, as we believe that goodwill and intangible assets do not constitute operating assets that can be deployed in a liquid manner. The right-of-use lease asset is also subtracted from total assets in determining adjusted assets as it is not an operating asset that can be deployed in a liquid manner. Amounts attributed to noncontrolling interests are subtracted from total assets and total shareholders' equity in determining adjusted assets and tangible common shareholders' equity, respectively, as they represent assets and equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Sandler Companies. We view the resulting measure of adjusted leverage, also a non-GAAP financial measure, as a more relevant measure of financial risk when comparing financial services companies. Our adjusted leverage ratio decreased from December 31, 2020, due to higher tangible common shareholders' equity driven by strong net income in the first quarter of 2021.

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

Our day-to-day funding and liquidity is obtained primarily through the use of our clearing arrangement with Pershing LLC ("Pershing"), a prime broker agreement, commercial paper issuance and a bank line of credit, and is typically collateralized by our securities inventory. These funding sources are critical to our ability to finance and hold inventory, which is a necessary part of our institutional brokerage business. The majority of our inventory is liquid and is therefore funded by short-term facilities. Certain of these short-term facilities (i.e., committed line and commercial paper) have been established to mitigate changes in the liquidity of our inventory based on changing market conditions. In the case of our committed line, it is available to us regardless of changes in market liquidity conditions through the end of its term, although there may be limitations on the type of securities available to pledge. Our commercial paper program helps mitigate changes in market liquidity conditions given it is not an overnight facility, but provides funding with a term of 27 to 270 days. Our funding sources are also dependent on the types of inventory that our counterparties are willing to accept as collateral and the number of counterparties available. Funding is generally obtained at rates based upon the federal funds rate or the London Interbank Offered Rate ("LIBOR").

Pershing Clearing Arrangement – We have established an arrangement to obtain financing from Pershing related to the majority of our trading activities. Under our fully disclosed clearing agreement, the majority of our securities inventories and all of our customer activities are held by or cleared through Pershing. Financing under this arrangement is secured primarily by securities, and collateral limitations could reduce the amount of funding available under this arrangement. Our clearing arrangement activities are recorded net from trading activity and reported within receivables from or payables to brokers, dealers and clearing organizations. The funding is at the discretion of Pershing (i.e., uncommitted) and could be denied without a notice period. Our fully disclosed clearing agreement includes a covenant requiring Piper Sandler & Co., our U.S. broker dealer subsidiary, to maintain excess net capital of $120 million. At March 31, 2021, we had less than $0.1 million of financing outstanding under this arrangement.

Prime Broker Arrangement – We have established an overnight financing arrangement with a broker dealer related to our convertible securities inventories. Financing under this arrangement is secured primarily by convertible securities and collateral limitations could reduce the amount of funding available. The funding is at the discretion of the prime broker and could be denied subject to a notice period. This arrangement is reported within receivables from or payables to brokers, dealers and clearing organizations, net of trading activity. At March 31, 2021, we had $24.9 million of financing outstanding under this prime broker arrangement.

Commercial Paper Program – Piper Sandler & Co. issues secured commercial paper to fund a portion of its securities inventory. This commercial paper is currently issued under the CP Series II A program, and is secured by different inventory classes, which is reflected in the interest rate paid. The program can issue commercial paper with maturities of 27 to 270 days and the maximum amount that may be issued is $200 million. CP Series II A includes a covenant that requires Piper Sandler & Co. to maintain excess net capital of $100 million. At March 31, 2021 the CP Series II A program had no outstanding balance. We retired the CP Series II A program in April 2021.

Committed Line – Our committed line is a one-year $100 million revolving secured credit facility. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, and the unpaid principal amount of all advances under the facility will be due on December 10, 2021. This credit facility has been in place since 2008 and we renewed the facility for another one-year term in the fourth quarter of 2020. At March 31, 2021, we had no advances against this line of credit.

Revolving Credit Facility – Our parent company, Piper Sandler Companies, has an unsecured $65 million revolving credit facility with U.S. Bank N.A. The credit agreement will terminate on December 20, 2022, unless otherwise terminated, and is subject to a one-year extension exercisable at our option. At March 31, 2021, there were no advances against this credit facility.

This credit facility includes customary events of default and covenants that, among other things, requires Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, limits our leverage ratio, requires maintenance of a minimum ratio of operating cash flow to fixed charges, and imposes certain limitations on our ability to make acquisitions and make payments on our capital stock. At March 31, 2021, we were in compliance with all covenants.

The following table presents the average balances outstanding for our various funding sources by quarter for 2021 and 2020:

	Average Balance for the Three Months Ended
(Amounts in millions)	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020	June 30, 2020	Mar. 31, 2020
Funding source:
Pershing clearing arrangement	$6.9	$16.1	$3.3	$17.7	$117.8
Prime broker arrangement	57.2	97.5	90.2	81.9	72.3
Commercial paper	—	11.4	50.0	50.0	50.0
Revolving credit facility	—	4.9	29.3	50.0	7.1
Total	$64.1	$129.9	$172.8	$199.6	$247.2

The average funding in the first quarter of 2021 decreased to $64.1 million, compared with $129.9 million during the fourth quarter of 2020 and $247.2 million during the first quarter of 2020, primarily due to the accumulation of cash from operations. The decrease compared to the corresponding period of 2020 was also due to lower inventory balances during the current quarter and the repayment of the outstanding balance under our CP Series II A program upon maturity in October 2020.

The following table presents the maximum daily funding amount by quarter for 2021 and 2020:

(Amounts in millions)	2021	2020
First Quarter	$141.5	$642.1
Second Quarter		$378.3
Third Quarter		$401.7
Fourth Quarter		$482.3

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

The Note Purchase Agreement includes customary events of default and covenants that, among other things, requires Piper Sandler & Co. to maintain a minimum regulatory net capital, limits our leverage ratio and requires maintenance of a minimum ratio of operating cash flow to fixed charges. At March 31, 2021, we were in compliance with all covenants.

Valence Notes – On April 3, 2020, we entered into unsecured promissory notes as part of the acquisition of Valence totaling $20 million (the "Valence Notes"). The Valence Notes were repaid in the first quarter of 2021.

Capital Requirements

As a registered broker dealer and member firm of the Financial Industry Regulatory Authority, Inc. ("FINRA"), Piper Sandler & Co. is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule which requires that we maintain minimum net capital of $1.0 million. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain approvals, notifications and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. At March 31, 2021, our net capital under the SEC's uniform net capital rule was $219.2 million, and exceeded the minimum net capital required under the SEC rule by $218.2 million.

Although we operate with a level of net capital substantially greater than the minimum thresholds established by FINRA and the SEC, a substantial reduction of our capital would curtail many of our capital markets revenue producing activities.

Our committed short-term credit facility, revolving credit facility and Notes with PIMCO include covenants requiring Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million. Secured commercial paper issued under CP Series II A includes a covenant that requires Piper Sandler & Co. to maintain excess net capital of $100 million. Our fully disclosed clearing agreement with Pershing also includes a covenant requiring Piper Sandler & Co. to maintain excess net capital of $120 million.

At March 31, 2021, Piper Sandler Ltd., our broker dealer subsidiary registered in the U.K., was subject to, and was in compliance with, the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority pursuant to the Financial Services Act of 2012.

Piper Sandler Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At March 31, 2021, Piper Sandler Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Off-Balance Sheet Arrangements

In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes the notional contract value of our off-balance sheet arrangements for the periods presented:

	Expiration Per Period at December 31,						Total Contractual Amount
				2024	2026		March 31,	December 31,
(Amounts in thousands)	2021	2022	2023	- 2025	- 2027	Later	2021	2020
Customer matched-book derivative contracts (1) (2)	$3,510	$17,340	$3,020	$41,810	$21,254	$1,635,700	$1,722,634	$1,955,131
Trading securities derivative contracts (2)	102,700	5,750	—	—	—	9,375	117,825	55,375
Equity option derivative contracts (2)	5,886	—	—	—	—	—	5,886	—
Investment commitments (3)	—	—	—	—	—	—	85,761	66,043
(1)Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with one major financial institution, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $161.1 million at March 31, 2021) who are not required to post collateral. The uncollateralized amounts, representing the fair value of the derivative contracts, expose us to the credit risk of these counterparties. At March 31, 2021, we had $18.4 million of credit exposure with these counterparties, including $15.2 million of credit exposure with one counterparty.
(2)We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At March 31, 2021 and December 31, 2020, the net fair value of these derivative contracts approximated $17.7 million and $18.1 million, respectively.
(3)The investment commitments have no specified call dates. The timing of capital calls is based on market conditions and investment opportunities.

Derivatives

Derivatives' notional or contract amounts are not reflected as assets or liabilities on our consolidated statements of financial condition. Rather, the fair value of the derivative transactions are reported on the consolidated statements of financial condition as assets or liabilities in financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased, as applicable. For a discussion of our activities related to derivative products, see Note 4 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Investment Commitments

We have investments, including those made as part of our merchant banking activities, in various limited partnerships or limited liability companies that make direct or indirect equity or debt investments in companies. We commit capital and/or act as the managing partner of these entities. We have committed capital of $85.8 million to certain entities and these commitments generally have no specified call dates.

Replacement of Interbank Offered Rates ("IBORs"), including LIBOR

Central banks and regulators in a number of major jurisdictions (e.g., U.S., U.K., European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for IBORs. The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that it will not compel panel banks to contribute to LIBOR after 2021. A plan announced in November 2020 would extend the publication of certain USD LIBOR tenors until June 30, 2023, which would allow most legacy USD LIBOR contracts to mature before LIBOR experiences disruptions. We have a limited number of contractual agreements which use LIBOR. We do not expect the transition from LIBOR to a replacement rate to have a significant impact on our operations.

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

We estimate that a parallel 50 basis point adverse change in the market would result in a decrease of approximately $0.6 million in the carrying value of our fixed income securities inventory as of March 31, 2021, including the effect of the hedging transactions.

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

	AAA	AA	A	BBB	BB	Not Rated
Corporate fixed income securities	—%	—%	—%	0.9%	—%	—%
Municipal securities - taxable and tax-exempt	30.2%	25.0%	10.8%	0.9%	0.1%	4.8%
U.S. government and agency securities	—%	27.2%	0.1%	—%	—%	—%
	30.2%	52.2%	10.9%	1.8%	0.1%	4.8%

Convertible and preferred securities are excluded from the table above as they are typically unrated.

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

Collections Risk — Collections risk arises from ineffective management and monitoring of collecting outstanding debts and obligations, including those related to our customer trading activities. Our client activities involve the execution, settlement and financing of various transactions. Client activities are transacted on a delivery versus payment, cash or margin basis. Our credit exposure to institutional client business is mitigated by the use of industry-standard delivery versus payment through depositories and clearing banks. Our risk management functions have credit risk policies establishing appropriate credit limits and collateralization thresholds for our customers and counterparties.

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

We have concentrated counterparty credit exposure with four non-publicly rated entities totaling $18.4 million at March 31, 2021. This counterparty credit exposure is part of our matched-book derivative program related to our public finance business, consisting primarily of interest rate swaps. One derivative counterparty represented 82.8 percent, or $15.2 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

During the first quarter of our fiscal year ending December 31, 2021, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

The discussion of our legal proceedings contained in Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2020 is incorporated herein by reference.

ITEM 1A.    RISK FACTORS.

The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

There have been no material changes to the risk factors disclosed under Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below sets forth the information with respect to purchases made by or on behalf of Piper Sandler Companies or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended March 31, 2021.

				Total Number of Shares	Approximate Dollar
				Purchased as Part of	Value of Shares Yet to be
	Total Number of		Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased		Paid per Share	Plans or Programs	Plans or Programs (1)
Month #1
(January 1, 2021 to January 31, 2021)	3,953		$100.90	—	$137	million
Month #2
(February 1, 2021 to February 28, 2021)	146,154	(2)	$105.95	29,885	$134	million
Month #3
(March 1, 2021 to March 31, 2021)	28,634		$107.20	28,634	$131	million
Total	178,741		$106.04	58,519	$131	million
(1)Effective January 1, 2020, our board of directors authorized the repurchase of up to $150.0 million of common stock through December 31, 2021.
(2)Consists of 29,885 shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent at an average price of $105.36 per share, and 116,269 shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price of $106.10 per share.

ITEM 6.    EXHIBITS.

Exhibit Index
Exhibit		Method
Number	Description	of Filing

3.1	Amended and Restated Certificate of Incorporation.	(1)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	(2)
3.3	Amended and Restated Bylaws (as of January 3, 2020).	(3)
10.1	Amendment Letter, dated March 10, 2021, by and between Piper Sandler Companies and Jonathan J. Doyle.†	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer.	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith
32.1	Section 1350 Certifications.	Furnished herewith
101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.	Filed herewith
104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL.	Filed herewith
_______________________
(1)Filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2007, filed with the SEC on August 3, 2007, and incorporated herein by reference.
(2)Filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on January 6, 2020, and incorporated herein by reference.
(3)Filed as Exhibit 3.2 to the Company's Current Report on Form 8-K, filed with the SEC on January 6, 2020, and incorporated herein by reference.
†     This exhibit is a management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIPER SANDLER COMPANIES

Date:	May 6, 2021	By	/s/ Chad R. Abraham
		Name	Chad R. Abraham
		Its	Chairman and Chief Executive Officer

Date:	May 6, 2021	By	/s/ Timothy L. Carter
		Name	Timothy L. Carter
		Its	Chief Financial Officer