Form 10-Q
period 2021-06-30
PIPER SANDLER COMPANIES
filed 2021-08-05
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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
Yes  ☐ No  ☑

As of July 30, 2021, the registrant had 18,042,719 shares of Common Stock outstanding.

Piper Sandler Companies

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

Piper Sandler Companies
Consolidated Statements of Financial Condition

	June 30,	December 31,
	2021	2020
(Amounts in thousands, except share data)	(Unaudited)
Assets
Cash and cash equivalents	$397,510	$507,935
Receivables from brokers, dealers and clearing organizations	322,245	221,491

Financial instruments and other inventory positions owned	309,844	270,849
Financial instruments and other inventory positions owned and pledged as collateral	153,437	130,703
Total financial instruments and other inventory positions owned	463,281	401,552

Fixed assets (net of accumulated depreciation and amortization of $71,682 and $74,883, respectively)	52,840	43,812
Goodwill	227,508	227,508
Intangible assets (net of accumulated amortization of $100,632 and $85,592, respectively)	134,818	149,858
Investments (including noncontrolling interests of $126,221 and $94,900, respectively)	215,130	183,179
Net deferred income tax assets	118,820	104,219
Right-of-use lease asset	71,884	82,543
Other assets	110,301	75,043
Total assets	$2,114,337	$1,997,140

Liabilities and Shareholders' Equity
Long-term financing	$175,000	$195,000
Payables to brokers, dealers and clearing organizations	12,408	18,591
Financial instruments and other inventory positions sold, but not yet purchased	195,640	151,030
Accrued compensation	469,971	522,412
Accrued lease liability	90,175	99,478
Other liabilities and accrued expenses	96,173	84,547
Total liabilities	1,039,367	1,071,058

Shareholders' equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at June 30, 2021 and December 31, 2020;
Shares issued: 19,538,044 at June 30, 2021 and 19,533,547 at December 31, 2020;
Shares outstanding: 14,292,967 at June 30, 2021 and 13,776,025 at December 31, 2020	195	195
Additional paid-in capital	888,811	847,785
Retained earnings	349,274	271,001
Less common stock held in treasury, at cost: 5,245,077 shares at June 30, 2021 and 5,757,522 shares at December 31, 2020	(283,532)	(289,359)
Accumulated other comprehensive income/(loss)	306	(197)
Total common shareholders' equity	955,054	829,425

Noncontrolling interests	119,916	96,657
Total shareholders' equity	1,074,970	926,082

Total liabilities and shareholders' equity	$2,114,337	$1,997,140
See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2021	2020	2021	2020
Revenues:
Investment banking	$387,147	$199,827	$683,221	$358,825
Institutional brokerage	95,830	89,339	205,318	178,482
Interest income	1,673	3,065	3,730	9,130
Investment income/(loss)	26,694	3,733	50,462	(10,093)

Total revenues	511,344	295,964	942,731	536,344

Interest expense	2,696	3,526	5,476	7,738

Net revenues	508,648	292,438	937,255	528,606

Non-interest expenses:
Compensation and benefits	325,252	213,560	605,580	401,684
Outside services	10,593	9,899	18,268	18,338
Occupancy and equipment	13,720	13,269	27,742	25,507
Communications	10,026	11,096	21,834	22,730
Marketing and business development	5,114	2,588	7,181	12,627
Deal-related expenses	8,710	11,204	21,141	16,144
Trade execution and clearance	4,207	4,312	8,387	11,463
Restructuring and integration costs	3,433	3,724	3,568	5,626
Intangible asset amortization	7,520	11,637	15,040	21,515
Other operating expenses	6,013	3,752	11,587	19,604

Total non-interest expenses	394,588	285,041	740,328	555,238

Income/(loss) before income tax expense/(benefit)	114,060	7,397	196,927	(26,632)

Income tax expense/(benefit)	27,066	4,700	44,340	(7,074)

Net income/(loss)	86,994	2,697	152,587	(19,558)

Net income/(loss) applicable to noncontrolling interests	17,173	1,243	33,307	(6,285)

Net income/(loss) applicable to Piper Sandler Companies	$69,821	$1,454	$119,280	$(13,273)

Earnings/(loss) per common share
Basic	$4.86	$0.11	$8.30	$(0.96)
Diluted	$4.12	$0.10	$7.14	$(0.96)

Dividends declared per common share	$0.45	$0.20	$2.70	$1.33

Weighted average number of common shares outstanding
Basic	14,358	13,794	14,366	13,795
Diluted	16,951	14,476	16,709	14,444

See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2021	2020	2021	2020
Net income/(loss)	$86,994	$2,697	$152,587	$(19,558)

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	197	(68)	503	(740)

Comprehensive income/(loss)	87,191	2,629	153,090	(20,298)

Comprehensive income/(loss) applicable to noncontrolling interests	17,173	1,243	33,307	(6,285)

Comprehensive income/(loss) applicable to Piper Sandler Companies	$70,018	$1,386	$119,783	$(14,013)

See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

						Accumulated	Total
	Common		Additional			Other	Common		Total
(Amounts in thousands,	Shares	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
except share amounts)	Outstanding	Stock	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Balance at December 31, 2020	13,776,025	$195	$847,785	$271,001	$(289,359)	$(197)	$829,425	$96,657	$926,082
Net income	—	—	—	49,459	—	—	49,459	16,134	65,593
Dividends	—	—	—	(34,551)	—	—	(34,551)	—	(34,551)
Amortization/issuance of restricted stock (1)	—	—	62,691	—	—	—	62,691	—	62,691
Repurchase of common stock through share repurchase program	(58,519)	—	—	—	(6,218)	—	(6,218)	—	(6,218)
Issuance of treasury shares for restricted stock vestings	823,951	—	(41,500)	—	41,500	—	—	—	—
Repurchase of common stock from employees	(120,222)	—	—	—	(12,735)	—	(12,735)	—	(12,735)
Shares reserved/issued for director compensation	849	—	104	—	—	—	104	—	104
Other comprehensive income	—	—	—	—	—	306	306	—	306
Fund capital distributions, net	—	—	—	—	—	—	—	(10,046)	(10,046)
Balance at March 31, 2021	14,422,084	$195	$869,080	$285,909	$(266,812)	$109	$888,481	$102,745	$991,226
Net income	—	—	—	69,821	—	—	69,821	17,173	86,994
Dividends	—	—	—	(6,456)	—	—	(6,456)	—	(6,456)
Amortization/issuance of restricted stock (1)	—	—	19,775	—	—	—	19,775	—	19,775
Repurchase of common stock through share repurchase program	(139,178)	—	—	—	(16,856)	—	(16,856)	—	(16,856)
Issuance of treasury shares for restricted stock vestings	9,287	—	(497)	—	497	—	—	—	—
Repurchase of common stock from employees	(2,874)	—	—	—	(361)	—	(361)	—	(361)
Shares reserved/issued for director compensation	3,648	—	453	—	—	—	453	—	453
Other comprehensive income	—	—	—	—	—	197	197	—	197
Fund capital distributions, net	—	—	—	—	—	—	—	(2)	(2)
Balance at June 30, 2021	14,292,967	$195	$888,811	$349,274	$(283,532)	$306	$955,054	$119,916	$1,074,970
Continued on next page

Piper Sandler Companies
Consolidated Statements of Changes in Shareholders' Equity - Continued
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

See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(Amounts in thousands)	2021	2020
Operating Activities:
Net income/(loss)	$152,587	$(19,558)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization of fixed assets	5,867	5,324
Deferred income taxes	(14,601)	(11,700)
Stock-based compensation	78,532	50,351
Amortization of intangible assets	15,040	21,515
Amortization of forgivable loans	2,871	1,821
Decrease/(increase) in operating assets:
Receivables from brokers, dealers and clearing organizations	(100,754)	282,480
Net financial instruments and other inventory positions owned	(17,119)	151,467
Investments	(31,951)	14,750
Other assets	(27,271)	(42,412)
Increase/(decrease) in operating liabilities:
Payables to brokers, dealers and clearing organizations	(6,183)	27,391
Accrued compensation	(47,879)	(111,350)
Other liabilities and accrued expenses	2,120	4,233

Net cash provided by operating activities	11,259	374,312

Investing Activities:
Business acquisitions, net of cash acquired	—	(393,522)
Purchases of fixed assets, net	(14,883)	(6,619)

Net cash used in investing activities	(14,883)	(400,141)

Financing Activities:
Increase in short-term financing	—	50,012
Repayment of Valence Notes	(20,000)	—
Payment of cash dividend	(41,007)	(18,819)
Decrease in noncontrolling interests	(10,048)	(1,204)
Repurchase of common stock	(36,170)	(17,482)

Net cash provided by/(used in) financing activities	(107,225)	12,507

Currency adjustment:
Effect of exchange rate changes on cash	424	(809)

Net decrease in cash and cash equivalents	(110,425)	(14,131)

Cash and cash equivalents at beginning of period	507,935	250,018

Cash and cash equivalents at end of period	$397,510	$235,887

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,554	$7,511
Income taxes	$59,907	$554

See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 1 Organization and Basis of Presentation

Organization

Piper Sandler Companies is the parent company of Piper Sandler & Co. ("Piper Sandler"), a securities broker dealer and investment banking firm; Piper Sandler Ltd., a firm providing securities brokerage and mergers and acquisitions services in the United Kingdom; Piper Sandler Finance LLC, which facilitates corporate debt underwriting in conjunction with affiliated credit vehicles; Piper Sandler Investment Group Inc. and PSC Capital Management LLC, entities providing alternative asset management services; Piper Sandler Loan Strategies, LLC, which provides management services for primary and secondary market liquidity transactions of loan and servicing rights; Piper Sandler Hedging Services, LLC, an entity that assists clients with hedging strategies; Piper Sandler Financial Products Inc. and Piper Sandler Financial Products II Inc., entities that facilitate derivative transactions; and other immaterial subsidiaries.

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

Piper Sandler Companies
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

Additional cash of $7.0 million may be earned by certain employees if a revenue threshold is exceeded during the three-year post-acquisition period to the extent they are employed by the Company at the time of payment. Amounts estimated to be payable, if any, will be recorded as compensation expense on the consolidated statements of operations over the requisite performance period. If earned, the amount will be paid by April 3, 2024. As of June 30, 2021, the Company expects the maximum amount will be earned and has accrued $1.1 million related to this additional cash payment.

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

Transaction costs of $0.1 million were incurred for the six months ended June 30, 2021, and are included in restructuring and integration costs on the consolidated statements of operations.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition, including measurement period adjustments:

(Amounts in thousands)
Assets
Cash and cash equivalents	$7
Goodwill	12,199
Intangible assets	5,300
Right-of-use lease asset	1,818
Other assets	6,215
Total assets acquired	25,539

Liabilities
Accrued lease liability	1,818
Other liabilities and accrued expenses	7
Total liabilities assumed	1,825

Net assets acquired	$23,714

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

	Three Months Ended	Six Months Ended
(Amounts in thousands)	June 30, 2020	June 30, 2020
Net revenues	$297,828	$551,074
Net income/(loss) applicable to Piper Sandler Companies	2,322	(13,955)

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 4 Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased

	June 30,	December 31,
(Amounts in thousands)	2021	2020
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$5	$1,349
Convertible securities	145,284	146,088
Fixed income securities	1,643	18,432
Municipal securities:
Taxable securities	51,968	6,267
Tax-exempt securities	103,175	67,944
Short-term securities	75,466	28,592
Mortgage-backed securities	248	13
U.S. government agency securities	59,636	9,146
U.S. government securities	1,077	100,275
Derivative contracts	24,779	23,446
Total financial instruments and other inventory positions owned	$463,281	$401,552

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$117,147	$105,190
Fixed income securities	257	18,789
U.S. government securities	71,607	21,669
Derivative contracts	6,629	5,382
Total financial instruments and other inventory positions sold, but not yet purchased	$195,640	$151,030

At June 30, 2021 and December 31, 2020, financial instruments and other inventory positions owned in the amount of $153.4 million and $130.7 million, respectively, had been pledged as collateral for short-term financings.

Financial instruments and other inventory positions sold, but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price, thereby creating a liability to purchase the security in the market at prevailing prices. The Company is obligated to acquire the securities sold short at prevailing market prices, which may exceed the amount reflected on the consolidated statements of financial condition. The Company economically hedges changes in the market value of its financial instruments and other inventory positions owned using inventory positions sold, but not yet purchased, interest rate derivatives, U.S. treasury bond futures and options, and equity option contracts.

Derivative Contract Financial Instruments

The Company uses interest rate and credit default swaps, interest rate locks, U.S. treasury bond futures and options, and equity option contracts as a means to manage risk in certain inventory positions. The Company also enters into interest rate and credit default swaps to facilitate customer transactions. Credit default swaps use rates based upon the Commercial Mortgage Backed Securities ("CMBX") index. The following describes the Company's derivatives by the type of transaction or security the instruments are economically hedging.

Customer matched-book derivatives: The Company enters into interest rate derivative contracts in a principal capacity as a dealer to satisfy the financial needs of its customers. The Company simultaneously enters into an interest rate derivative contract with a third party for the same notional amount to hedge the interest rate and credit risk of the initial client interest rate derivative contract. In certain limited instances, the Company has only hedged interest rate risk with a third party, and retains uncollateralized credit risk as described below. The instruments use rates based upon the London Interbank Offered Rate ("LIBOR") index, the Municipal Market Data ("MMD") index or the Securities Industry and Financial Markets Association ("SIFMA") index.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Trading securities derivatives: The Company enters into interest rate derivative contracts and uses U.S. treasury bond futures and options to hedge interest rate and market value risks associated with its fixed income securities. These instruments use rates based upon the MMD index, LIBOR or the SIFMA index. The Company also enters into equity option contracts to hedge market value risk associated with its convertible securities.

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

	June 30, 2021			December 31, 2020
(Amounts in thousands)	Derivative	Derivative	Notional	Derivative	Derivative	Notional
Derivative Category	Assets (1)	Liabilities (2)	Amount	Assets (1)	Liabilities (2)	Amount
Interest rate
Customer matched-book	$176,894	$168,414	$1,711,490	$233,116	$223,218	$1,955,131
Trading securities	348	1,212	184,025	—	4,225	55,375
Equity options
Trading securities	—	6	2,209	—	—	—
	$177,242	$169,632	$1,897,724	$233,116	$227,443	$2,010,506
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

		Three Months Ended		Six Months Ended
(Amounts in thousands)		June 30,		June 30,
Derivative Category	Operations Category	2021	2020	2021	2020
Interest rate derivative contract	Investment banking	$(135)	$(200)	$(1,151)	$(932)
Interest rate derivative contract	Institutional brokerage	(2,166)	434	3,095	(1,593)
Equity option derivative contracts	Institutional brokerage	(37)	822	123	—
		$(2,338)	$1,056	$2,067	$(2,525)

Credit risk associated with the Company's derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company's derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company's financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The majority of the Company's derivative contracts are substantially collateralized by its counterparties, who are major financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of a derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of June 30, 2021, the Company had $20.1 million of uncollateralized credit exposure with these counterparties (notional contract amount of $159.9 million), including $17.2 million of uncollateralized credit exposure with one counterparty.

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

Derivative contracts – Derivative contracts include interest rate swaps, interest rate locks, U.S. treasury bond futures and options, and equity option contracts. These instruments derive their value from underlying assets, reference rates, indices or a combination of these factors. The Company's equity option derivative contracts are valued based on quoted prices from the exchange for identical assets or liabilities as of the period-end date. To the extent these contracts are actively traded and valuation adjustments are not applied, they are categorized as Level I. The majority of the Company's interest rate derivative contracts, including both interest rate swaps and interest rate locks, are valued using market standard pricing models based on the net present value of estimated future cash flows. The valuation models used do not involve material subjectivity as the methodologies do not entail significant judgment and the pricing inputs are market observable, including contractual terms, yield curves and measures of volatility. These instruments are classified as Level II within the fair value hierarchy. Certain interest rate locks transact in less active markets and are valued using valuation models that include the previously mentioned observable inputs and certain unobservable inputs that require significant judgment, such as the premium over the MMD curve. These instruments are classified as Level III.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company's Level III financial instruments as of June 30, 2021:

	Valuation			Weighted
	Technique	Unobservable Input	Range	Average (1)
Assets
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	Discounted cash flow	Expected recovery rate (% of par) (2)	0 - 25%	13.4%
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve in basis points ("bps") (2)	1 - 29 bps	16.9 bps
Investments at fair value:
Equity securities in private companies	Market approach	Revenue multiple (2)	3 - 5 times	4.2 times
		EBITDA multiple (2)	9 - 13 times	12.6 times

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve in bps (3)	1 - 40 bps	20.9 bps
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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the valuation of the Company's financial instruments by pricing observability levels defined in FASB Accounting Standards Codification Topic 820, "Fair Value Measurement" ("ASC 820") as of June 30, 2021:

				Counterparty
				and Cash
				Collateral
(Amounts in thousands)	Level I	Level II	Level III	Netting (1)	Total
Assets
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$5	$—	$—	$—	$5
Convertible securities	—	145,284	—	—	145,284
Fixed income securities	—	1,643	—	—	1,643
Municipal securities:
Taxable securities	—	51,968	—	—	51,968
Tax-exempt securities	—	102,647	528	—	103,175
Short-term securities	—	75,466	—	—	75,466
Mortgage-backed securities	—	235	13	—	248
U.S. government agency securities	—	59,636	—	—	59,636
U.S. government securities	1,077	—	—	—	1,077
Derivative contracts	—	176,614	628	(152,463)	24,779
Total financial instruments and other inventory positions owned	1,082	613,493	1,169	(152,463)	463,281

Cash equivalents	351,946	—	—	—	351,946

Investments at fair value (2)	20,733	50,074	135,035	—	205,842
Total assets	$373,761	$663,567	$136,204	$(152,463)	$1,021,069

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$117,147	$—	$—	$—	$117,147
Fixed income securities	—	257	—	—	257
U.S. government securities	71,607	—	—	—	71,607
Derivative contracts	6	168,658	968	(163,003)	6,629
Total financial instruments and other inventory positions sold, but not yet purchased	$188,760	$168,915	$968	$(163,003)	$195,640
(1)Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.
(2)Includes noncontrolling interests of $126.2 million primarily attributable to unrelated third party ownership in consolidated merchant banking funds.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the valuation of the Company's financial instruments by pricing observability levels defined in ASC 820 as of December 31, 2020:

				Counterparty
				and Cash
				Collateral
(Amounts in thousands)	Level I	Level II	Level III	Netting (1)	Total
Assets
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$330	$1,019	$—	$—	$1,349
Convertible securities	—	146,088	—	—	146,088
Fixed income securities	—	18,432	—	—	18,432
Municipal securities:
Taxable securities	—	6,267	—	—	6,267
Tax-exempt securities	—	67,944	—	—	67,944
Short-term securities	—	28,592	—	—	28,592
Mortgage-backed securities	—	—	13	—	13
U.S. government agency securities	—	9,146	—	—	9,146
U.S. government securities	100,275	—	—	—	100,275
Derivative contracts	—	232,846	270	(209,670)	23,446
Total financial instruments and other inventory positions owned	100,605	510,334	283	(209,670)	401,552

Cash equivalents	468,091	—	—	—	468,091

Investments at fair value (2)	16,496	5,358	152,995	—	174,849
Total assets	$585,192	$515,692	$153,278	$(209,670)	$1,044,492

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$102,013	$3,177	$—	$—	$105,190
Fixed income securities	—	18,789	—	—	18,789
U.S. government securities	21,669	—	—	—	21,669
Derivative contracts	—	223,737	3,706	(222,061)	5,382
Total financial instruments and other inventory positions sold, but not yet purchased	$123,682	$245,703	$3,706	$(222,061)	$151,030
(1)Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.
(2)Includes noncontrolling interests of $94.9 million primarily attributable to unrelated third party ownership in consolidated merchant banking funds.

The Company's Level III assets were $136.2 million and $153.3 million, or 13.3 percent and 14.7 percent of financial instruments measured at fair value at June 30, 2021 and December 31, 2020, respectively. There were $39.7 million and $42.6 million of transfers of financial assets out of Level III for the three and six months ended June 30, 2021, respectively, due to unobservable inputs becoming observable.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following tables summarize the changes in fair value associated with Level III financial instruments held at the beginning or end of the periods presented:

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	March 31,			Transfers	Transfers	gains/	gains/	June 30,	June 30,
(Amounts in thousands)	2021	Purchases	Sales	in	out	(losses)	(losses)	2021	2021
Assets
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	$—	$—	$—	$528	$—	$—	$—	$528	$—
Mortgage-backed securities	13	—	—	—	—	—	—	13	—
Derivative contracts	1,943	23	(324)	—	—	302	(1,316)	628	85
Total financial instruments and other inventory positions owned	1,956	23	(324)	528	—	302	(1,316)	1,169	85

Investments at fair value	154,521	6,726	(475)	—	(39,688)	(2,205)	16,156	135,035	14,226
Total assets	$156,477	$6,749	$(799)	$528	$(39,688)	$(1,903)	$14,840	$136,204	$14,311

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$119	$(203)	$29	$—	$—	$173	$850	$968	$968
Total financial instruments and other inventory positions sold, but not yet purchased	$119	$(203)	$29	$—	$—	$173	$850	$968	$968

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	March 31,			Transfers	Transfers	gains/	gains/	June 30,	June 30,
(Amounts in thousands)	2020	Purchases	Sales	in	out	(losses)	(losses)	2020	2020
Assets
Financial instruments and other inventory positions owned:
Mortgage-backed securities	$13	$—	$—	$—	$—	$—	$—	$13	$—
Derivative contracts	1,975	455	(60)	—	—	(395)	(1,911)	64	(379)
Total financial instruments and other inventory positions owned	1,988	455	(60)	—	—	(395)	(1,911)	77	(379)

Investments at fair value	120,730	—	—	—	—	(5,276)	5,161	120,615	5,161
Total assets	$122,718	$455	$(60)	$—	$—	$(5,671)	$3,250	$120,692	$4,782

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$5,557	$(9,606)	$20	$—	$—	$9,586	$(2,345)	$3,212	$2,658
Total financial instruments and other inventory positions sold, but not yet purchased	$5,557	$(9,606)	$20	$—	$—	$9,586	$(2,345)	$3,212	$2,658

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	June 30,	June 30,
(Amounts in thousands)	2020	Purchases	Sales	in	out	(losses)	(losses)	2021	2021
Assets
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	$—	$—	$—	$528	$—	$—	$—	$528	$—
Mortgage-backed securities	13	—	—	—	—	—	—	13	—
Derivative contracts	270	23	(580)	—	—	558	357	628	628
Total financial instruments and other inventory positions owned	283	23	(580)	528	—	558	357	1,169	628

Investments at fair value	152,995	8,044	(20,887)	—	(42,617)	16,895	20,605	135,035	15,195
Total assets	$153,278	$8,067	$(21,467)	$528	$(42,617)	$17,453	$20,962	$136,204	$15,823

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$3,706	$(3,428)	$29	$—	$—	$3,398	$(2,737)	$968	$968
Total financial instruments and other inventory positions sold, but not yet purchased	$3,706	$(3,428)	$29	$—	$—	$3,398	$(2,737)	$968	$968

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	June 30,	June 30,
(Amounts in thousands)	2019	Purchases	Sales	in	out	(losses)	(losses)	2020	2020
Assets
Financial instruments and other inventory positions owned:
Mortgage-backed securities	$13	$—	$—	$—	$—	$—	$—	$13	$—
Derivative contracts	8	750	(60)	—	—	(690)	56	64	64
Total financial instruments and other inventory positions owned	21	750	(60)	—	—	(690)	56	77	64

Investments at fair value	132,329	283	(165)	—	(130)	(5,503)	(6,199)	120,615	(6,424)
Total assets	$132,350	$1,033	$(225)	$—	$(130)	$(6,193)	$(6,143)	$120,692	$(6,360)

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$1,563	$(12,747)	$371	$—	$—	$12,376	$1,649	$3,212	$3,201
Total financial instruments and other inventory positions sold, but not yet purchased	$1,563	$(12,747)	$371	$—	$—	$12,376	$1,649	$3,212	$3,201

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

Consolidated VIEs

The Company's consolidated VIEs at June 30, 2021 included certain alternative asset management funds in which the Company has an investment and, as the managing partner, is deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds.

The following table presents information about the carrying value of the assets and liabilities of the VIEs which are consolidated by the Company and included on the consolidated statements of financial condition at June 30, 2021. The assets can only be used to settle the liabilities of the respective VIE, and the creditors of the VIEs do not have recourse to the general credit of the Company. One of these VIEs has $25.0 million of bank line financing available with an interest rate based on prime plus an applicable margin. The assets and liabilities are presented prior to consolidation, and thus a portion of these assets and liabilities are eliminated in consolidation.

Alternative Asset
(Amounts in thousands)	Management Funds
Assets
Investments	$182,433
Other assets	3,571
Total assets	$186,004

Liabilities
Other liabilities and accrued expenses	$12,859
Total liabilities	$12,859

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Nonconsolidated VIEs

The Company determined it is not the primary beneficiary of certain VIEs and accordingly does not consolidate them. These VIEs had net assets approximating $1.6 billion and $1.8 billion at June 30, 2021 and December 31, 2020, respectively. The Company's exposure to loss from these VIEs is $8.1 million, which is the carrying value of its capital contributions recorded in investments on the consolidated statements of financial condition at June 30, 2021. The Company had no liabilities related to these VIEs at June 30, 2021 and December 31, 2020. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of June 30, 2021.

Note 7 Receivables from and Payables to Brokers, Dealers and Clearing Organizations

	June 30,	December 31,
(Amounts in thousands)	2021	2020
Receivable from clearing organizations	$280,933	$184,662
Receivable from brokers and dealers	37,616	33,514
Other	3,696	3,315
Total receivables from brokers, dealers and clearing organizations	$322,245	$221,491

	June 30,	December 31,
(Amounts in thousands)	2021	2020
Payable to brokers and dealers	$12,408	$18,591
Total payables to brokers, dealers and clearing organizations	$12,408	$18,591

Under the Company's fully disclosed clearing agreement, the majority of its securities inventories and all of its customer activities are held by or cleared through Pershing LLC ("Pershing"). The Company has also established an arrangement to obtain financing from Pershing related to the majority of its trading activities, as well as an overnight financing arrangement with a broker dealer related to its convertible securities inventories. Financing under these arrangements is secured primarily by securities, and collateral limitations could reduce the amount of funding available under these arrangements. The funding is at their discretion and could be denied. The Company's clearing arrangement activities are recorded net from trading activity. The Company's fully disclosed clearing agreement includes a covenant requiring Piper Sandler to maintain excess net capital of $120 million.

Note 8 Investments

The Company's investments include investments in private companies and partnerships.

	June 30,	December 31,
(Amounts in thousands)	2021	2020
Investments at fair value	$205,842	$174,849
Investments at cost	611	611
Investments accounted for under the equity method	8,677	7,719
Total investments	215,130	183,179

Less investments attributable to noncontrolling interests (1)	(126,221)	(94,900)
	$88,909	$88,279
(1)Noncontrolling interests are primarily attributable to unrelated third party ownership in consolidated merchant banking funds.

At June 30, 2021, investments carried on a cost basis had an estimated fair market value of $0.6 million. Because valuation estimates were based upon management's judgment, investments carried at cost would be categorized as Level III assets in the fair value hierarchy, if they were carried at fair value.

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

Note 9 Other Assets

	June 30,	December 31,
(Amounts in thousands)	2021	2020
Fee receivables	$60,232	$38,840
Accrued interest receivables	1,469	1,474
Forgivable loans, net	10,192	5,526
Prepaid expenses	20,568	14,585
Other	17,840	14,618
Total other assets	$110,301	$75,043

Note 10 Short-Term Financing

The Company has an unsecured $65 million revolving credit facility with U.S. Bank N.A. The credit agreement will terminate on December 20, 2022, unless otherwise terminated, and is subject to a one-year extension exercisable at the option of the Company. This credit facility includes customary events of default and covenants that, among other things, requires the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital of $120 million, limits the Company's leverage ratio, requires maintenance of a minimum ratio of operating cash flow to fixed charges, and imposes certain limitations on the Company's ability to make acquisitions and make payments on its capital stock. At June 30, 2021, there were no advances against this credit facility.

The Company's committed short-term bank line financing at June 30, 2021 consisted of a one-year $100 million committed revolving credit facility with U.S. Bank N.A., which has been renewed annually in the fourth quarter of each year since 2008. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital of $120 million, and the unpaid principal amount of all advances under this facility will be due on December 10, 2021. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis. At June 30, 2021, the Company had no advances against this line of credit.

The Company previously issued secured commercial paper to fund a portion of its securities inventory. The Company retired this program in April 2021.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

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

The Company has established reserves for potential losses that are probable and reasonably estimable that may result from pending and potential legal actions, investigations and regulatory proceedings. Reasonably possible losses in excess of amounts accrued at June 30, 2021 are not material. In many cases, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount or range of any potential loss, particularly where proceedings may be in relatively early stages or where plaintiffs are seeking substantial or indeterminate damages. Matters frequently need to be more developed before a loss or range of loss can reasonably be estimated.

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

Note 13 Restructuring and Integration Costs

The Company incurred restructuring and integration costs for the three and six months ended June 30, 2021, primarily associated with its vacated leased office space in conjunction with its acquisitions of TRS and Valence. The Company incurred restructuring and integration costs for the three and six months ended June 30, 2020, primarily in conjunction with its acquisitions of Sandler O'Neill and Valence.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2021	2020	2021	2020
Vacated leased office space	$3,404	$88	$3,404	$88
Severance, benefits and outplacement	—	2,043	—	2,921
Contract termination	—	(640)	—	(467)
Total restructuring costs	3,404	1,491	3,404	2,542

Integration costs	29	2,233	164	3,084

Total restructuring and integration costs	$3,433	$3,724	$3,568	$5,626

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 14 Shareholders' Equity

Share Repurchases

Effective January 1, 2020, the Company's board of directors authorized the repurchase of up to $150.0 million in common shares through December 31, 2021. During the six months ended June 30, 2021, the Company repurchased 197,697 shares at an average price of $116.71 per share for an aggregate purchase price of $23.1 million related to this authorization. During the six months ended June 30, 2020, the Company repurchased 128,865 shares at an average price of $71.58 per share for an aggregate purchase price of $9.2 million related to this authorization. At June 30, 2021, the Company had $113.8 million remaining under this authorization.

The Company also purchases shares of common stock from restricted stock award recipients upon the award vesting or as recipients sell shares to meet their employment tax obligations. The Company purchased 123,096 shares and 98,136 shares, or $13.1 million and $8.3 million of the Company's common stock for these purposes during the six months ended June 30, 2021 and 2020, respectively.

Issuance of Shares

The Company issues common shares out of treasury stock as a result of employee restricted share vesting and exercise transactions as discussed in Note 15. During the six months ended June 30, 2021 and 2020, the Company issued 833,238 shares and 271,889 shares, respectively, related to these obligations. During the six months ended June 30, 2020, the Company also issued 34,205 common shares out of treasury stock for Sandler O'Neill deal consideration, as discussed in Note 3.

Dividends

The Company's current dividend policy includes both a quarterly and an annual special cash dividend. The annual special cash dividend is payable in the first quarter of each year, with the intention of returning a metric based on net income from the previous fiscal year.

During the six months ended June 30, 2021, the Company declared and paid quarterly cash dividends on its common stock, aggregating $0.85 per share, and an annual special cash dividend on its common stock of $1.85 per share, totaling $41.0 million.

On July 30, 2021, the board of directors declared a quarterly cash dividend of $0.55 per share to be paid on September 10, 2021, to shareholders of record as of the close of business on August 27, 2021.

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

Ownership interests in entities held by parties other than the Company's common shareholders are presented as noncontrolling interests within shareholders' equity, separate from the Company's own equity. Revenues, expenses and net income or loss are reported on the consolidated statements of operations on a consolidated basis, which includes amounts attributable to both the Company's common shareholders and noncontrolling interests. Net income or loss is then allocated between the Company and noncontrolling interests based upon their relative ownership interests. Net income applicable to noncontrolling interests is deducted from consolidated net income to determine net income applicable to the Company. There was no other comprehensive income or loss attributed to noncontrolling interests for the six months ended June 30, 2021 and 2020.

Piper Sandler Companies
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

The following table provides a summary of the Company's outstanding equity awards (in shares or units) as of June 30, 2021:

Incentive Plan
Restricted Stock
Annual grants	535,198
Sign-on grants	97,787
632,985
2019 Inducement Plan
Restricted Stock	96,000

2020 Inducement Plan
Restricted Stock	1,323,951

Total restricted stock related to compensation	2,052,936

Deal Consideration (1)	1,816,211

Total restricted stock outstanding	3,869,147

Incentive Plan
Restricted Stock Units	158,393

Incentive Plan
Stock Options	81,667
(1)The Company issued restricted stock with service conditions as part of deal consideration for the acquisitions of Sandler O'Neill, Valence and TRS. See Note 3 for further discussion.

Incentive Plan

The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company's employees and directors for up to 9.4 million shares of common stock (1.4 million shares remained available for future issuance under the Incentive Plan as of June 30, 2021). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant's death, and at the discretion of the compensation committee of the Company's board of directors.

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

Up to 75 percent of the award can be earned based on the Company achieving certain average adjusted return on equity targets, as defined in the terms of the award agreements. The fair value of this portion of the award was based on the closing price of the Company's common stock on the grant date. If the Company determines that it is probable that the performance condition will be achieved, compensation expense is amortized on a straight-line basis over the 36-month performance period. The probability that the performance condition will be achieved is reevaluated each reporting period with changes in estimated outcomes accounted for using a cumulative effect adjustment to compensation expense. Compensation expense will be recognized only if the performance condition is met. Employees forfeit unvested restricted stock units upon termination of employment with a corresponding reversal of compensation expense. As of June 30, 2021, the Company has determined that the probability of achieving the performance condition for each award is as follows:

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

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

Stock-Based Compensation Activity

The following table summarizes the Company's stock-based compensation activity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in millions)	2021	2020	2021	2020
Stock-based compensation expense	$43.9	$27.9	$77.6	$49.5
Forfeitures	1.3	1.1	1.3	1.2
Tax benefit related to stock-based compensation expense	6.6	3.9	10.7	6.3

The following table summarizes the changes in the Company's unvested restricted stock:

	Unvested	Weighted Average
	Restricted Stock	Grant Date
	(in Shares)	Fair Value
December 31, 2020	4,312,557	$74.99
Granted	339,422	106.39
Vested	(765,569)	80.96
Canceled	(17,263)	88.71
June 30, 2021	3,869,147	$76.50

The following table summarizes the changes in the Company's unvested restricted stock units:

	Unvested	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
December 31, 2020	146,048	$85.60
Granted	62,569	103.69
Vested	(50,224)	92.93
Canceled	—	—
June 30, 2021	158,393	$90.43
As of June 30, 2021, there was $171.3 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 2.6 years.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the changes in the Company's outstanding stock options:

Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
December 31, 2020	81,667	$99.00	7.1	$155,167
Granted	—	—
Exercised	—	—
Canceled	—	—
Expired	—	—
June 30, 2021	81,667	$99.00	6.6	$2,495,744

Options exercisable at June 30, 2021	27,222	$99.00	6.6	$831,904

As of June 30, 2021, there was $0.7 million of unrecognized compensation cost related to stock options expected to be recognized over a weighted average period of 1.6 years.

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

The nonqualified deferred compensation plan is an unfunded plan which allows certain highly compensated employees, at their election, to defer a portion of their compensation. This plan was closed to future deferral elections by participants for performance periods beginning after December 31, 2017. The amounts deferred under this plan are held in a grantor trust. The Company invests, as a principal, in investments to economically hedge its obligation under the nonqualified deferred compensation plan. Investments in the grantor trust, consisting of mutual funds, totaled $17.9 million and $16.3 million as of June 30, 2021 and December 31, 2020, respectively, and are included in investments on the consolidated statements of financial condition. A corresponding deferred compensation liability is included in accrued compensation on the consolidated statements of financial condition. The compensation deferred by the employees was expensed in the period earned. Changes in the fair value of the investments made by the Company are reported in investment income and changes in the corresponding deferred compensation liability are reflected as compensation and benefits expense on the consolidated statements of operations.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

In addition to the 2019 Inducement Plan established in conjunction with its acquisition of Weeden & Co., the Company entered into acquisition-related compensation arrangements with certain Weeden & Co. equity owners, a portion of whom are now employees of the Company. Additional cash of up to $31.5 million may be earned if a net revenue target is achieved during the period from January 1, 2020 to June 30, 2021 ("Weeden Earnout"). Employees must fulfill service requirements in exchange for the rights to the additional payment. Amounts estimated to be payable to employees will be recorded as compensation expense on the consolidated statements of operations over the requisite performance period. The Company recorded a liability as of the acquisition date for the fair value related to non-employee equity owners, and is required to adjust this liability through the statement of operations for any changes after the acquisition date. As of June 30, 2021, the Company has accrued a total of $29.3 million related to this additional cash payment. The Company recorded $2.1 million and $2.2 million in non-interest expenses related to the Weeden Earnout for the three months ended June 30, 2021 and 2020, respectively, and $4.3 million and $19.8 million for the six months ended June 30, 2021 and 2020, respectively. The Weeden Earnout will be paid by September 30, 2021.

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

The computation of EPS is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2021	2020	2021	2020
Net income/(loss) applicable to Piper Sandler Companies	$69,821	$1,454	$119,280	$(13,273)

Shares for basic and diluted calculations:
Average shares used in basic computation	14,358	13,794	14,366	13,795
Stock options	10	—	5	—
Restricted stock units	177	97	154	102
Non-participating restricted shares (1)	2,406	585	2,184	547
Average shares used in diluted computation	16,951	14,476	16,709	14,444	(2)

Earnings/(loss) per common share:
Basic	$4.86	$0.11	$8.30	$(0.96)
Diluted	$4.12	$0.10	$7.14	$(0.96)	(2)
(1)Dividends on non-participating restricted shares are forfeitable until vested.
(2)Earnings per diluted common share is calculated using the basic weighted average number of common shares outstanding for periods in which a loss is incurred.

The anti-dilutive effects from stock options and non-participating restricted shares were immaterial for the six months ended June 30, 2021. The average shares used in the diluted computation excluded anti-dilutive stock options and non-participating restricted shares of 2.9 million for the three and six months ended June 30, 2020.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)
Note 17 Revenues and Business Information

The Company's activities as an investment bank and institutional securities firm constitute a single business segment. The substantial majority of the Company's net revenues and long-lived assets are located in the U.S.

Reportable financial results are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2021	2020	2021	2020
Investment banking
Advisory services	$248,668	$85,569	$401,517	$196,795
Corporate financing	102,401	83,448	218,537	108,624
Municipal financing	36,078	30,810	63,167	53,406
Total investment banking	387,147	199,827	683,221	358,825

Institutional brokerage
Equity brokerage	34,873	40,644	78,107	88,497
Fixed income services	60,957	48,695	127,211	89,985
Total institutional brokerage	95,830	89,339	205,318	178,482

Interest income	1,673	3,065	3,730	9,130
Investment income/(loss)	26,694	3,733	50,462	(10,093)

Total revenues	511,344	295,964	942,731	536,344

Interest expense	2,696	3,526	5,476	7,738

Net revenues	508,648	292,438	937,255	528,606

Non-interest expenses	394,588	285,041	740,328	555,238

Pre-tax income/(loss)	$114,060	$7,397	$196,927	$(26,632)

Pre-tax margin	22.4%	2.5%	21.0%	(5.0)%

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

At June 30, 2021, net capital calculated under the SEC rule was $257.6 million, and exceeded the minimum net capital required under the SEC rule by $256.6 million.

The Company's committed short-term credit facility, revolving credit facility and its Notes with PIMCO include covenants requiring Piper Sandler to maintain minimum net capital of $120 million. The Company's fully disclosed clearing agreement with Pershing includes a covenant requiring Piper Sandler to maintain excess net capital of $120 million.

Piper Sandler Ltd., a broker dealer subsidiary registered in the United Kingdom, is subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority. As of June 30, 2021, Piper Sandler Ltd. was in compliance with the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Piper Sandler Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At June 30, 2021, Piper Sandler Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Note 19 Income Taxes

The Company recorded income tax expense of $27.1 million and $4.7 million for the three months ended June 30, 2021 and 2020, respectively.

The Company recorded income tax expense of $44.3 million and an income tax benefit of $7.1 million for the six months ended June 30, 2021 and 2020, respectively. Income tax expense/(benefit) included a tax benefit of $1.4 million and $0.2 million for the six months ended June 30, 2021 and 2020, respectively, related to stock-based compensation awards vesting at values greater than the grant price.

The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which was enacted by the U.S. federal government on March 27, 2020 in response to the COVID-19 pandemic, contains tax provisions allowing a five-year carry back of any net operating losses incurred during federal tax years 2018, 2019 and 2020, to periods when the corporate federal tax rate was 35 percent. FASB Accounting Standards Codification Topic 740, "Income Taxes," requires companies to recognize the effect of tax law changes in the period of enactment. For the six months ended June 30, 2020, the Company recorded $1.7 million of income tax benefits related to the tax provisions in the CARES Act.

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

Financial Highlights

	Three Months Ended			Six Months Ended
(Amounts in thousands, except per share data)	June 30,	June 30,	2021	June 30,	June 30,	2021
	2021	2020	v2020	2021	2020	v2020
U.S. GAAP
Net revenues	$508,648	$292,438	73.9%	$937,255	$528,606	77.3%
Compensation and benefits	325,252	213,560	52.3	605,580	401,684	50.8
Non-compensation expenses	69,336	71,481	(3.0)	134,748	153,554	(12.2)
Income/(loss) before income tax expense/(benefit)	114,060	7,397	N/M	196,927	(26,632)	N/M
Net income/(loss) applicable to Piper Sandler Companies	69,821	1,454	N/M	119,280	(13,273)	N/M
Earnings/(loss) per diluted common share	$4.12	$0.10	N/M	$7.14	$(0.96)	N/M

Ratios and margin
Compensation ratio	63.9%	73.0%		64.6%	76.0%
Non-compensation ratio	13.6%	24.4%		14.4%	29.0%
Pre-tax margin	22.4%	2.5%		21.0%	(5.0)%

Non-GAAP(1)
Adjusted net revenues	$492,673	$292,667	68.3%	$906,424	$537,589	68.6%
Adjusted compensation and benefits	298,835	185,772	60.9	553,103	344,465	60.6
Adjusted non-compensation expenses	57,364	55,128	4.1	114,112	112,344	1.6
Adjusted operating income	136,474	51,767	163.6	239,209	80,780	196.1
Adjusted net income applicable to Piper Sandler Companies	98,569	34,492	185.8	174,048	59,916	190.5
Adjusted earnings per diluted common share	$5.37	$1.93	178.2	$9.51	$3.35	183.9

Adjusted ratios and margin
Adjusted compensation ratio	60.7%	63.5%		61.0%	64.1%
Adjusted non-compensation ratio	11.6%	18.8%		12.6%	20.9%
Adjusted operating margin	27.7%	17.7%		26.4%	15.0%
N/M – Not meaningful

See the "Results of Operations" section for additional information.

(1)Reconciliation of U.S. GAAP to adjusted non-GAAP financial information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2021	2020	2021	2020
Net revenues:
Net revenues – U.S. GAAP basis	$508,648	$292,438	$937,255	$528,606
Adjustments:
Revenue related to noncontrolling interests	(18,192)	(2,235)	(35,335)	4,301
Interest expense on long-term financing	2,217	2,464	4,504	4,682
Adjusted net revenues	$492,673	$292,667	$906,424	$537,589

Compensation and benefits:
Compensation and benefits – U.S. GAAP basis	$325,252	$213,560	$605,580	$401,684
Adjustment:
Compensation from acquisition-related agreements	(26,417)	(27,788)	(52,477)	(57,219)
Adjusted compensation and benefits	$298,835	$185,772	$553,103	$344,465

Non-compensation expenses:
Non-compensation expenses – U.S. GAAP basis	$69,336	$71,481	$134,748	$153,554
Adjustments:
Non-compensation expenses related to noncontrolling interests	(1,019)	(992)	(2,028)	(1,984)
Acquisition-related restructuring and integration costs	(3,433)	(3,724)	(3,568)	(5,626)
Amortization of intangible assets related to acquisitions	(7,520)	(11,637)	(15,040)	(21,515)
Non-compensation expenses from acquisition-related agreements	—	—	—	(12,085)
Adjusted non-compensation expenses	$57,364	$55,128	$114,112	$112,344

Income/(loss) before income tax expense/(benefit):
Income/(loss) before income tax expense/(benefit) – U.S. GAAP basis	$114,060	$7,397	$196,927	$(26,632)
Adjustments:
Revenue related to noncontrolling interests	(18,192)	(2,235)	(35,335)	4,301
Interest expense on long-term financing	2,217	2,464	4,504	4,682
Non-compensation expenses related to noncontrolling interests	1,019	992	2,028	1,984
Compensation from acquisition-related agreements	26,417	27,788	52,477	57,219
Acquisition-related restructuring and integration costs	3,433	3,724	3,568	5,626
Amortization of intangible assets related to acquisitions	7,520	11,637	15,040	21,515
Non-compensation expenses from acquisition-related agreements	—	—	—	12,085
Adjusted operating income	$136,474	$51,767	$239,209	$80,780
Interest expense on long-term financing	(2,217)	(2,464)	(4,504)	(4,682)
Adjusted income before adjusted income tax expense	$134,257	$49,303	$234,705	$76,098

Net income/(loss) applicable to Piper Sandler Companies:
Net income/(loss) applicable to Piper Sandler Companies – U.S. GAAP basis	$69,821	$1,454	$119,280	$(13,273)
Adjustments:
Compensation from acquisition-related agreements	20,275	20,970	40,272	43,313
Acquisition-related restructuring and integration costs	2,562	3,383	2,674	4,802
Amortization of intangible assets related to acquisitions	5,911	8,685	11,822	16,058
Non-compensation expenses from acquisition-related agreements	—	—	—	9,016
Adjusted net income applicable to Piper Sandler Companies	$98,569	$34,492	$174,048	$59,916

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2021	2020	2021	2020
Earnings/(loss) per diluted common share:
Earnings/(loss) per diluted common share – U.S. GAAP basis	$4.12	$0.10	$7.14	$(0.96)
Adjustment for inclusion of unvested acquisition-related stock	(0.45)	(0.45)	(0.91)	(0.80)
Impact of antidilutive shares in a period of a loss	—	—	—	0.04
	$3.67	$(0.35)	$6.23	$(1.72)
Adjustments:
Compensation from acquisition-related agreements	1.20	1.45	2.41	3.01
Acquisition-related restructuring and integration costs	0.15	0.23	0.16	0.33
Amortization of intangible assets related to acquisitions	0.35	0.60	0.71	1.11
Non-compensation expenses from acquisition-related agreements	—	—	—	0.62
Adjusted earnings per diluted common share	$5.37	$1.93	$9.51	$3.35

Weighted average diluted common shares outstanding:
Weighted average diluted common shares outstanding – U.S. GAAP basis	16,951	14,476	16,709	14,444
Adjustment:
Unvested acquisition-related restricted stock with service conditions	1,409	3,401	1,598	3,450
Adjusted weighted average diluted common shares outstanding	18,360	17,877	18,307	17,894

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

Outlook for the Remainder of 2021

We expect the economy to continue to improve in 2021 driven by both business and consumer confidence. The U.S. federal government passed legislation in the first quarter of 2021, following the two fiscal stimulus packages in 2020, to provide further support to mitigate some of the economic hardship caused by the COVID-19 pandemic. Future legislative actions and policies by the federal government, such as those related to infrastructure and corporate income taxes, may also impact economic growth.

The U.S. Federal Reserve has maintained its short-term benchmark interest rate, which is close to zero. The level of inflation, which has accelerated in the first half of 2021, will be monitored over several periods before considering an increase in interest rates. The U.S. Federal Reserve has also maintained its quantitative easing measures, which provide stability and liquidity in the markets. In the second half of 2021, a strategy to begin to taper these measures may be announced, depending on the progress of the economic recovery.

Market conditions remained conducive for equity and debt capital raising in the second quarter of 2021 driven by strong equity valuations, low interest rates, reduced market volatility and high demand from investors. We believe that capital raising activity will remain strong, although it may moderate from recent elevated levels.

We experienced a significant increase in the level of advisory services activity in the second quarter of 2021. Ample availability of debt and equity, a favorable interest rate environment, strong business performance and CEO confidence are driving advisory services activity. We believe that our advisory services business is well positioned to continue to benefit from these favorable market conditions. Our pipeline is robust and broad-based across our industry teams. The potential for U.S. federal income tax law changes is an added catalyst and may pull activity forward into 2021.

Lower market volumes resulting from a decline in volatility resulted in lower equity brokerage revenues in the second quarter of 2021. We believe that current market valuations are muting trading activity. We expect equity brokerage volumes to remain somewhat muted as the market lacks catalysts. Also, the market historically experiences a slowdown during the summer months.

In the second quarter of 2021, activity in our fixed income services business continued to be strong as we assisted clients in positioning balance sheets and portfolios in a low interest rate environment within a market with ample liquidity. We anticipate that with the current low rates and uncertain interest rate outlook we will experience further moderation in client activity.

In our municipal financing business, we believe that market issuance volumes, driven by new money issuances as well as continued refinancing activity, will remain robust in the second half of 2021 due to low interest rates and a strong credit outlook. Although issuance volumes within the governmental space have moderated from the record levels in 2020, issuance activity for higher-yielding municipal offerings has increased as a result of strong investor demand and low spreads. Issuer capital needs, interest rate yields, rate stability and client demand will continue to be the principal drivers of the level of municipal finance activity going forward.

Results of Operations

Financial Summary for the three months ended June 30, 2021 and June 30, 2020

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of
				Net Revenues for the
	Three Months Ended			Three Months Ended
	June 30,			June 30,
			2021
(Amounts in thousands)	2021	2020	v2020	2021	2020
Revenues:
Investment banking	$387,147	$199,827	93.7%	76.1%	68.3%
Institutional brokerage	95,830	89,339	7.3	18.8	30.5
Interest income	1,673	3,065	(45.4)	0.3	1.0
Investment income	26,694	3,733	615.1	5.2	1.3
Total revenues	511,344	295,964	72.8	100.5	101.2

Interest expense	2,696	3,526	(23.5)	0.5	1.2

Net revenues	508,648	292,438	73.9	100.0	100.0

Non-interest expenses:
Compensation and benefits	325,252	213,560	52.3	63.9	73.0
Outside services	10,593	9,899	7.0	2.1	3.4
Occupancy and equipment	13,720	13,269	3.4	2.7	4.5
Communications	10,026	11,096	(9.6)	2.0	3.8
Marketing and business development	5,114	2,588	97.6	1.0	0.9
Deal-related expenses	8,710	11,204	(22.3)	1.7	3.8
Trade execution and clearance	4,207	4,312	(2.4)	0.8	1.5
Restructuring and integration costs	3,433	3,724	(7.8)	0.7	1.3
Intangible asset amortization	7,520	11,637	(35.4)	1.5	4.0
Other operating expenses	6,013	3,752	60.3	1.2	1.3
Total non-interest expenses	394,588	285,041	38.4	77.6	97.5

Income before income tax expense	114,060	7,397	N/M	22.4	2.5

Income tax expense	27,066	4,700	475.9	5.3	1.6

Net income	86,994	2,697	N/M	17.1	0.9

Net income applicable to noncontrolling interests	17,173	1,243	N/M	3.4	0.4

Net income applicable to Piper Sandler Companies	$69,821	$1,454	N/M	13.7%	0.5%
N/M – Not meaningful

For the three months ended June 30, 2021, we recorded net income applicable to Piper Sandler Companies of $69.8 million. Net revenues for the three months ended June 30, 2021 were $508.6 million, a 73.9 percent increase compared to $292.4 million in the year-ago period. In the second quarter of 2021, investment banking revenues were $387.1 million, up 93.7 percent compared with $199.8 million in the prior-year period, driven by significantly higher advisory services, as well as increased corporate and municipal financing revenues. For the three months ended June 30, 2021, institutional brokerage revenues increased 7.3 percent to $95.8 million, compared with $89.3 million in the second quarter of 2020, as higher fixed income services revenues were partially offset by lower equity brokerage revenues. For the three months ended June 30, 2021, net interest expense was $1.0 million, compared to $0.5 million in the prior-year period. In the second quarter of 2021, we recorded investment income of $26.7 million, compared with $3.7 million in the prior-year period. In the current quarter, we recorded higher gains on our investment and the noncontrolling interests in the merchant banking funds that we manage. Non-interest expenses were $394.6 million for the three months ended June 30, 2021, up 38.4 percent compared to $285.0 million in the prior-year period, primarily due to higher compensation expenses resulting from increased revenues and profitability.

Consolidated Non-Interest Expenses

Compensation and Benefits – Compensation and benefits expenses, which are the largest component of our expenses, include salaries, incentive compensation, benefits, stock-based compensation, employment taxes, reversal of expenses associated with the forfeiture of stock-based compensation and other employee-related costs. A significant portion of compensation expense is comprised of variable incentive arrangements, including discretionary incentive compensation, the amount of which fluctuates in proportion to the level of business activity, increasing with higher revenues and operating profits. Other compensation costs, primarily base salaries and benefits, are more fixed in nature. The timing of incentive compensation payments, which generally occur in February, has a greater impact on our cash position and liquidity than is reflected on our consolidated statements of operations. We have granted restricted stock and restricted cash with service conditions as a component of our acquisition deal consideration, which is amortized to compensation expense over the service period.

The following table summarizes our future acquisition-related compensation expense for restricted stock and restricted cash with service conditions, as well as expense estimates related to revenue-based earnout arrangements:

(Amounts in thousands)
Remainder of 2021	$42,675
2022	80,019
2023	29,997
2024	22,041
2025	5,295
Total	$180,027

For the three months ended June 30, 2021, compensation and benefits expenses increased 52.3 percent to $325.3 million, compared with $213.6 million in the corresponding period of 2020, driven by higher revenues and operating profits. Compensation and benefits expenses as a percentage of net revenues was 63.9 percent in the second quarter of 2021, compared with 73.0 percent in the second quarter of 2020. The lower compensation ratio was due to the impact of fixed compensation costs on an increased revenue base.

Outside Services – Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees, fund expenses associated with our consolidated alternative asset management funds and other professional fees. Outside services expenses increased 7.0 percent to $10.6 million in the second quarter of 2021, compared with $9.9 million in the corresponding period of 2020. The increase was primarily due to higher professional fees.

Occupancy and Equipment – For the three months ended June 30, 2021, occupancy and equipment expenses increased 3.4 percent to $13.7 million, compared with $13.3 million in the corresponding period of 2020.

Communications – Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third party market data information. For the three months ended June 30, 2021, communication expenses decreased 9.6 percent to $10.0 million, compared with $11.1 million in the corresponding period of 2020 due to a decline in market data services expenses.

Marketing and Business Development – Marketing and business development expenses include travel and entertainment costs, advertising and third party marketing fees. For the three months ended June 30, 2021, marketing and business development expenses increased 97.6 percent to $5.1 million, compared with $2.6 million in the corresponding period of 2020. The increase was driven by higher travel and entertainment costs due to the easing of COVID-19 restrictions.
Deal-Related Expenses – Deal-related expenses include costs we incurred over the course of a completed investment banking deal, which primarily consist of legal fees, offering expenses, and travel and entertainment costs. For the three months ended June 30, 2021, deal-related expenses were $8.7 million, compared with $11.2 million for the three months ended June 30, 2020. The amount of deal-related expenses is principally dependent on the level of deal activity and may vary from period to period as the recognition of deal-related costs typically coincides with the closing of a transaction.
Trade Execution and Clearance – For the three months ended June 30, 2021, trade execution and clearance expenses were $4.2 million, essentially flat compared with the corresponding period of 2020.
Restructuring and Integration Costs – For the three months ended June 30, 2021, we incurred acquisition-related restructuring and integration costs of $3.4 million, primarily related to vacated leased office space associated with our acquisitions of Valence and TRS. For the three months ended June 30, 2020, we incurred acquisition-related restructuring and integration costs of $3.7 million primarily related to the acquisitions of Sandler O'Neill and Valence. The expenses consisted of $2.2 million of transaction costs, $2.0 million of severance benefits and $0.1 million for vacated leased office space. These expenses were partially offset by a credit of $0.6 million related to previously accrued contract termination costs that were settled favorably.
Intangible Asset Amortization – Intangible asset amortization includes the amortization of definite-lived intangible assets consisting of customer relationships and internally developed software. For the three months ended June 30, 2021, intangible asset amortization was $7.5 million, compared with $11.6 million for the three months ended June 30, 2020. The decrease was due to lower intangible asset amortization expense related to identifiable intangible assets associated with the acquisition of Sandler O'Neill, partially offset by incremental intangible asset amortization expense related to identifiable intangible assets associated with the acquisitions of Valence and TRS.

The following table summarizes the future aggregate amortization expense of our intangible assets with determinable lives:

(Amounts in thousands)
Remainder of 2021	$15,040
2022	9,344
2023	7,442
2024	6,292
2025	5,302
Thereafter	5,998
Total	$49,418

Other Operating Expenses – Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. Other operating expenses were $6.0 million in the second quarter of 2021, compared with $3.8 million in the corresponding period in 2020. The increase was primarily due to higher expense related to our charitable giving program driven by higher operating profits, as well as increased insurance costs.
Income Taxes – For the three months ended June 30, 2021, our provision for income taxes was $27.1 million. Excluding the impact of noncontrolling interests, our effective tax rate was 27.9 percent.
For the three months ended June 30, 2020, our provision for income taxes was $4.7 million, which included $2.9 million of income tax expense related to the reversal of income tax credits taken in the first quarter of 2020 related to the tax provisions in the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). The CARES Act contained tax provisions allowing a five-year carry back of any net operating losses incurred during federal tax years 2018, 2019 and 2020, to periods when the corporate federal tax rate was 35 percent. Excluding this impact and non-controlling interests, our effective tax rate was 28.4 percent.

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

The following table sets forth the adjusted, non-GAAP financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP financial results for the periods presented:

	Three Months Ended June 30,
	2021				2020
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Amounts in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Advisory services	$248,668	$—	$—	$248,668	$85,569	$—	$—	$85,569
Corporate financing	102,401	—	—	102,401	83,448	—	—	83,448
Municipal financing	36,078	—	—	36,078	30,810	—	—	30,810
Total investment banking	387,147	—	—	387,147	199,827	—	—	199,827

Institutional brokerage
Equity brokerage	34,873	—	—	34,873	40,644	—	—	40,644
Fixed income services	60,957	—	—	60,957	48,695	—	—	48,695
Total institutional brokerage	95,830	—	—	95,830	89,339	—	—	89,339

Interest income	1,673	—	—	1,673	3,065	—	—	3,065
Investment income	8,502	18,192	—	26,694	1,498	2,235	—	3,733

Total revenues	493,152	18,192	—	511,344	293,729	2,235	—	295,964

Interest expense	479	—	2,217	2,696	1,062	—	2,464	3,526

Net revenues	492,673	18,192	(2,217)	508,648	292,667	2,235	(2,464)	292,438

Non-interest expenses	356,199	1,019	37,370	394,588	240,900	992	43,149	285,041

Pre-tax income	$136,474	$17,173	$(39,587)	$114,060	$51,767	$1,243	$(45,613)	$7,397

Pre-tax margin	27.7%			22.4%	17.7%			2.5%

(1)The following is a summary of the adjustments needed to reconcile our consolidated U.S. GAAP financial results to the adjusted, non-GAAP financial results:
Noncontrolling interests – The impacts of consolidating noncontrolling interests in our alternative asset management funds are not included in our adjusted financial results.
Other adjustments – The following items are not included in our adjusted financial results:

	Three Months Ended June 30,
(Amounts in thousands)	2021	2020
Interest expense on long-term financing	$2,217	$2,464

Compensation from acquisition-related agreements	26,417	27,788
Acquisition-related restructuring and integration costs	3,433	3,724
Amortization of intangible assets related to acquisitions	7,520	11,637
	37,370	43,149

Total other adjustments	$39,587	$45,613

Net revenues on a U.S. GAAP basis were $508.6 million for the three months ended June 30, 2021, compared with $292.4 million in the prior-year period. For the three months ended June 30, 2021, adjusted net revenues were $492.7 million, compared with $292.7 million in the second quarter of 2020. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise.

Investment banking revenues comprise all of the revenues generated through advisory services activities, which includes mergers and acquisitions ("M&A"), equity and debt private placements, debt and restructuring advisory, and municipal financial advisory transactions. Collectively, debt advisory transactions and equity and debt private placements are referred to as capital advisory transactions. Investment banking revenues also include equity and debt corporate financing activities and municipal financings.

In the second quarter of 2021, investment banking revenues increased 93.7 percent to $387.1 million, compared with $199.8 million in the prior-year period. For the three months ended June 30, 2021, advisory services revenues were a record $248.7 million, up significantly compared to $85.6 million in the second quarter of 2020, due to more completed transactions and a higher average fee. Advisory services activity increased significantly in the second quarter of 2021 driven by a strong economic recovery, secular changes in business models and a favorable interest rate environment. In the second quarter of 2020, the uncertainty associated with COVID-19, and the potential near- and long-term impacts on the economy, influenced advisory services activity market-wide, as evidenced by the decline in the number of announced deals in the market. The uneven distribution of the number and size of deals results in revenue fluctuations from quarter to quarter. For the three months ended June 30, 2021, corporate financing revenues were $102.4 million, up 22.7 percent compared with $83.4 million for the three months ended June 30, 2020, driven by more completed equity deals. In the second quarter of 2021, market conditions remained conducive for capital raising and activity for us was principally in the healthcare and financial services sectors. We served as book runner on 22 of the 24 healthcare equity deals we completed, and our financial services group executed on a strong flow of debt and preferred financings. Municipal financing revenues for the three months ended June 30, 2021 were $36.1 million, up 17.1 percent compared to $30.8 million in the prior-year period. Market conditions remain robust as low interest rates and a strong credit outlook drove strong new issuance activity. Our results in the second quarter of 2021 were driven by increased levels of issuance activity in our specialty sectors. The increase in revenues from higher-yielding specialty sector offerings has resulted from an improvement in the high yield market, driven by low spreads and strong investor demand. Additionally, our governmental business performed well in the second quarter of 2021, but declined compared to the prior-year period which experienced robust issuance activity, a benefit of the low interest rates and strong investor demand in a more stabilized market environment.

The following table provides investment banking deal information:

	Three Months Ended
	June 30,
(Dollars in billions)	2021	2020
Advisory services
M&A and restructuring transactions	58	38
Capital advisory transactions	40	17

Corporate financings
Total equity transactions	48	42
Book run equity transactions	30	30
Total debt and preferred transactions	19	21
Book run debt and preferred transactions	11	16

Municipal negotiated issues
Aggregate par value	$4.3	$5.8
Total issues	239	238

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

For the three months ended June 30, 2021, institutional brokerage revenues increased 7.3 percent to $95.8 million, compared with $89.3 million in the prior-year period. Equity brokerage revenues were $34.9 million in the second quarter of 2021, down 14.2 percent compared with $40.6 million in the corresponding period of 2020, due to lower volumes and volatility. A lack of catalysts in the market resulted in muted trading activity in the second quarter of 2021. For the three months ended June 30, 2021, fixed income services revenues were $61.0 million, up 25.2 percent compared with $48.7 million in the prior-year period, resulting from strong activity among our financial institution clients driven by excess liquidity. We provided strategic advice to these clients on repositioning their balance sheets and portfolios, maximizing yields and managing risk in a low interest rate environment within a market with ample liquidity.

Interest income represents amounts earned from holding long inventory positions. For the three months ended June 30, 2021, interest income decreased to $1.7 million, compared with $3.1 million for the three months ended June 30, 2020.

Investment income includes realized and unrealized gains and losses on investments, including amounts attributable to noncontrolling interests, in our merchant banking funds, as well as management and performance fees generated from those funds. For the three months ended June 30, 2021, we recorded investment income of $26.7 million, compared with $3.7 million in the corresponding period of 2020. In the second quarter of 2021, we recorded higher gains on our investment and the noncontrolling interests in the merchant banking funds that we manage. Excluding the impact of noncontrolling interests, adjusted investment income was $8.5 million and $1.5 million for the three months ended June 30, 2021 and 2020, respectively.

Interest expense represents amounts associated with financing, economically hedging and holding short inventory positions, including interest paid on our long-term financing arrangements, as well as commitment fees on our line of credit and revolving credit facility. For the three months ended June 30, 2021, interest expense decreased to $2.7 million, compared with $3.5 million in the prior-year period, reflecting lower funding balances. Additionally, the $20.0 million of unsecured promissory notes we entered into on April 3, 2020 to fund a portion of the Valence purchase price were repaid in the first quarter of 2021. Excluding the impact of interest expense on long-term financing, adjusted interest expense was $0.5 million and $1.1 million for the three months ended June 30, 2021 and 2020, respectively.

Pre-tax margin for the three months ended June 30, 2021 was 22.4 percent, compared with 2.5 percent for the corresponding period of 2020. Adjusted pre-tax margin for the three months ended June 30, 2021 increased to 27.7 percent, compared with 17.7 percent for the corresponding period of 2020. In the current quarter, the increase in pre-tax margin for both U.S. GAAP and adjusted results was driven by higher net revenues. Also, adjusted pre-tax margin increased due to a lower compensation ratio.

Financial Summary for the six months ended June 30, 2021 and June 30, 2020

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of
				Net Revenues for the
	Six Months Ended			Six Months Ended
	June 30,			June 30,
			2021
(Amounts in thousands)	2021	2020	v2020	2021	2020
Revenues:
Investment banking	$683,221	$358,825	90.4%	72.9%	67.9%
Institutional brokerage	205,318	178,482	15.0	21.9	33.8
Interest income	3,730	9,130	(59.1)	0.4	1.7
Investment income/(loss)	50,462	(10,093)	N/M	5.4	(1.9)
Total revenues	942,731	536,344	75.8	100.6	101.5

Interest expense	5,476	7,738	(29.2)	0.6	1.5

Net revenues	937,255	528,606	77.3	100.0	100.0

Non-interest expenses:
Compensation and benefits	605,580	401,684	50.8	64.6	76.0
Outside services	18,268	18,338	(0.4)	1.9	3.5
Occupancy and equipment	27,742	25,507	8.8	3.0	4.8
Communications	21,834	22,730	(3.9)	2.3	4.3
Marketing and business development	7,181	12,627	(43.1)	0.8	2.4
Deal-related expenses	21,141	16,144	31.0	2.3	3.1
Trade execution and clearance	8,387	11,463	(26.8)	0.9	2.2
Restructuring and integration costs	3,568	5,626	(36.6)	0.4	1.1
Intangible asset amortization	15,040	21,515	(30.1)	1.6	4.1
Other operating expenses	11,587	19,604	(40.9)	1.2	3.7
Total non-interest expenses	740,328	555,238	33.3	79.0	105.0

Income/(loss) before income tax expense/(benefit)	196,927	(26,632)	N/M	21.0	(5.0)

Income tax expense/(benefit)	44,340	(7,074)	N/M	4.7	(1.3)

Net income/(loss)	152,587	(19,558)	N/M	16.3	(3.7)

Net income/(loss) applicable to noncontrolling interests	33,307	(6,285)	N/M	3.6	(1.2)

Net income/(loss) applicable to Piper Sandler Companies	$119,280	$(13,273)	N/M	12.7%	(2.5)%
N/M – Not meaningful

Except as discussed below, the description of non-interest expenses and net revenues as well as the underlying reasons for variances to prior year are substantially the same as the comparative quarterly discussion.

For the six months ended June 30, 2021, we recorded net income applicable to Piper Sandler Companies of $119.3 million. Net revenues for the six months ended June 30, 2021 increased 77.3 percent to $937.3 million, compared with $528.6 million in the year-ago period. In the first half of 2021, investment banking revenues increased 90.4 percent to $683.2 million, compared with $358.8 million in the prior-year period, driven by robust advisory services and corporate financing revenues, as well as higher municipal financing revenues. For the six months ended June 30, 2021, institutional brokerage revenues increased 15.0 percent to $205.3 million, compared with $178.5 million in the first half of 2020, as higher fixed income services revenues were partially offset by lower equity brokerage revenues. In the first six months of 2021, net interest expense was $1.7 million, compared to net interest income of $1.4 million in the first half of 2020. Net interest expense resulted from a decline in interest income on our long inventory positions. For the six months ended June 30, 2021, we recorded investment income of $50.5 million, compared with an investment loss of $10.1 million in the prior-year period. In the first six months of 2021, we recorded gains on our investment and the noncontrolling interests in the merchant banking funds that we manage. Non-interest expenses were $740.3 million for the six months ended June 30, 2021, up 33.3 percent compared with $555.2 million in the year-ago period, primarily due to higher compensation expenses resulting from increased revenues and operating profits.
Consolidated Non-Interest Expenses
Occupancy and Equipment – For the six months ended June 30, 2021, occupancy and equipment expenses increased 8.8 percent to $27.7 million, compared with $25.5 million in the corresponding period of 2020. The increase was primarily the result of higher software maintenance costs and incremental expenses related to our acquisitions of Valence and TRS.
Marketing and Business Development – For the six months ended June 30, 2021, marketing and business development expenses decreased 43.1 percent to $7.2 million, compared with $12.6 million in the corresponding period of 2020. The decrease was driven by lower travel and entertainment costs related to the COVID-19 pandemic.
Trade Execution and Clearance – For the six months ended June 30, 2021, trade execution and clearance expenses were $8.4 million, compared with $11.5 million in the corresponding period of 2020. The decrease in trade execution and clearance expenses is reflective of higher trading volumes in the first quarter of 2020 driven by record levels of trading volatility during the period.
Other Operating Expenses – For the six months ended June 30, 2021, other operating expenses were $11.6 million, compared with $19.6 million in the corresponding period of 2020. The decrease was due to a $12.1 million fair value adjustment recorded in the first quarter of 2020 related to the earnout for former Weeden & Co. L.P. equity owners who did not transition to our platform following the acquisition in 2019. We recorded the full value of the projected earnout as the non-employee equity owners do not have service requirements. This decrease was partially offset by higher expense related to our charitable giving program driven by higher operating profits.
Income Taxes – For the six months ended June 30, 2021, our provision for income taxes was $44.3 million, which included a $1.4 million tax benefit related to stock-based compensation awards vesting at values greater than the grant price. Excluding the impact of this benefit and noncontrolling interests, our effective tax rate was 28.0 percent.
For the six months ended June 30, 2020, our provision for income taxes was a benefit of $7.1 million, which included $1.7 million of income tax benefits related to the tax provisions in the CARES Act. Excluding the impact of these benefits and noncontrolling interests, our effective tax rate was 26.5 percent.

Financial Performance

The following table sets forth the adjusted, non-GAAP financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP financial results for the periods presented:

	Six Months Ended June 30,
	2021				2020
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Amounts in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Advisory services	$401,517	$—	$—	$401,517	$196,795	$—	$—	$196,795
Corporate financing	218,537	—	—	218,537	108,624	—	—	108,624
Municipal financing	63,167	—	—	63,167	53,406	—	—	53,406
Total investment banking	683,221	—	—	683,221	358,825	—	—	358,825

Institutional brokerage
Equity brokerage	78,107	—	—	78,107	88,497	—	—	88,497
Fixed income services	127,211	—	—	127,211	89,985	—	—	89,985
Total institutional brokerage	205,318	—	—	205,318	178,482	—	—	178,482

Interest income	3,730	—	—	3,730	9,130	—	—	9,130
Investment income/(loss)	15,127	35,335	—	50,462	(5,792)	(4,301)	—	(10,093)

Total revenues	907,396	35,335	—	942,731	540,645	(4,301)	—	536,344

Interest expense	972	—	4,504	5,476	3,056	—	4,682	7,738

Net revenues	906,424	35,335	(4,504)	937,255	537,589	(4,301)	(4,682)	528,606

Non-interest expenses	667,215	2,028	71,085	740,328	456,809	1,984	96,445	555,238

Pre-tax income/(loss)	$239,209	$33,307	$(75,589)	$196,927	$80,780	$(6,285)	$(101,127)	$(26,632)

Pre-tax margin	26.4%			21.0%	15.0%			(5.0)%
(1)     The following is a summary of the adjustments needed to reconcile our consolidated U.S. GAAP financial results to the adjusted, non-GAAP financial results:
Noncontrolling interests – The impacts of consolidating noncontrolling interests in our alternative asset management funds are not included in our adjusted financial results.
Other adjustments – The following items are not included in our adjusted financial results:

	Six Months Ended June 30,
(Amounts in thousands)	2021	2020
Interest expense on long-term financing	$4,504	$4,682

Compensation from acquisition-related agreements	52,477	57,219
Acquisition-related restructuring and integration costs	3,568	5,626
Amortization of intangible assets related to acquisitions	15,040	21,515
Non-compensation expenses from acquisition-related agreements	—	12,085
	71,085	96,445

Total other adjustments	$75,589	$101,127

Net revenues on a U.S. GAAP basis were $937.3 million for the six months ended June 30, 2021, compared with $528.6 million in the prior-year period. In the first half of 2021, adjusted net revenues were $906.4 million, compared with $537.6 million in the first half of 2020. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise.

In the first half of 2021, investment banking revenues were $683.2 million, up 90.4 percent compared with $358.8 million in the corresponding period of the prior year. For the six months ended June 30, 2021, advisory services revenues were $401.5 million, up 104.0 percent compared with $196.8 million in the first half of 2020, due to more completed transactions and higher revenue per transaction. Market conditions were conducive and revenues in the first half of 2021 reflect a significant rebound in advisory services activity compared to the prior-year period. In the first half of 2020, market-wide decreases in completed and announced deals reflected a pause in advisory services activity as companies evaluated the changing and uncertain environment due to COVID-19. For the six months ended June 30, 2021, corporate financing revenues were $218.5 million, up 101.2 percent compared with $108.6 million in the prior-year period, driven by more completed and book run equity deals. Market conditions were favorable for capital raising in the first half of 2021 and we executed transactions in the active equity underwriting market. Activity for us during the first half of 2021 was principally in the healthcare sector, and we served as book runner on 64 of the 68 healthcare equity deals we completed. In the prior-year period, capital raising activity substantially halted in March 2020 as volatility spiked; however, market conditions became favorable for capital raising during the second quarter of 2020 driven by a sharp rebound in valuations combined with lower volatility. Municipal financing revenues for the six months ended June 30, 2021 were $63.2 million, up compared with $53.4 million in the year-ago period. Our revenues increased approximately 18 percent relative to an approximate three percent increase in the overall market based on the par value of municipal negotiated issuances. Our results in the first half of 2021 were due to strong issuance activity in our specialty sectors.

The following table provides investment banking deal information:

	Six Months Ended
	June 30,
(Dollars in billions)	2021	2020
Advisory services
M&A and restructuring transactions	107	82
Capital advisory transactions	68	30

Corporate financings
Total equity transactions	119	54
Book run equity transactions	79	41
Total debt and preferred transactions	25	29
Book run debt and preferred transactions	12	19

Municipal negotiated issues
Aggregate par value	$7.4	$9.5
Total issues	451	388

For the six months ended June 30, 2021, institutional brokerage revenues increased to $205.3 million, compared with $178.5 million in the prior-year period. Equity brokerage revenues decreased 11.7 percent to $78.1 million in the first half of 2021, compared with $88.5 million in the corresponding period of 2020. Although volumes and volatility were elevated in the first quarter of 2021, driving robust client activity as investors repositioned based on the improved market outlook, these levels declined during the second quarter of 2021. In the prior-year period, the increased volatility market-wide in the first quarter of 2020 drove a significant increase in volumes as investors repositioned in response to market uncertainty and fund outflows. Volumes and volatility remained at elevated levels in the second quarter of 2020, albeit down from the significant levels experienced in the first quarter of 2020. For the six months ended June 30, 2021, fixed income services revenues were $127.2 million, up 41.4 percent compared with $90.0 million in the prior-year period, as a result of strong client activity driven by excess liquidity. Additionally, results in the first quarter of 2020 include trading losses in municipal securities due to the sharp and sudden market dislocation.

Interest income for the six months ended June 30, 2021 decreased to $3.7 million, compared with $9.1 million in the prior-year period, reflecting lower average long inventory balances.

For the six months ended June 30, 2021, we recorded investment income of $50.5 million, compared with an investment loss of $10.1 million in the year-ago period. In the first six months of 2021, we recorded gains on our investment and the noncontrolling interests in the merchant banking funds that we manage compared with losses in the prior-year period. Lower equity valuations and an uncertain and challenging operating environment for some of our portfolio companies drove the fair value adjustments in our merchant banking portfolio in the first half of 2020. Excluding the impact of noncontrolling interests, adjusted investment income was $15.1 million for the six months ended June 30, 2021, compared with an adjusted investment loss of $5.8 million for the six months ended June 30, 2020.

Interest expense for the six months ended June 30, 2021 was $5.5 million, compared with $7.7 million in the prior-year period. The decrease was due to lower average short inventory balances, as well as lower funding balances. Additionally, the $20.0 million of unsecured promissory notes we entered into on April 3, 2020 to fund a portion of the Valence purchase price were repaid in the first quarter of 2021. Excluding the impact of interest expense on long-term financing, adjusted interest expense was $1.0 million and $3.1 million for the six months ended June 30, 2021 and 2020, respectively

Pre-tax margin for the six months ended June 30, 2021 was 21.0 percent. The negative pre-tax margin of 5.0 percent for the six months ended June 30, 2020 primarily resulted from higher acquisition-related compensation and non-compensation expenses, and intangible asset amortization. Adjusted pre-tax margin for the six months ended June 30, 2021 increased to 26.4 percent, compared with 15.0 percent for the corresponding period of 2020. In the first half of 2021, pre-tax margin on both a U.S. GAAP and adjusted basis was driven by higher revenue levels.

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

Our board of directors declared the following dividends on shares of our common stock:

Declaration Date	Dividend Per Share	Record Date	Payment Date
January 31, 2020 (1)	$0.750	March 2, 2020	March 13, 2020
January 31, 2020	$0.375	March 2, 2020	March 13, 2020
May 1, 2020	$0.200	May 29, 2020	June 12, 2020
July 31, 2020	$0.300	August 28, 2020	September 11, 2020
October 30, 2020	$0.375	November 24, 2020	December 11, 2020
February 4, 2021 (1)	$1.850	March 3, 2021	March 12, 2021
February 4, 2021	$0.400	March 3, 2021	March 12, 2021
April 30, 2021	$0.450	May 28, 2021	June 11, 2021
July 30, 2021	$0.550	August 27, 2021	September 10, 2021
(1)     Represents the annual special cash dividend based on our results from the previous fiscal year.

Effective January 1, 2020, our board of directors authorized the repurchase of up to $150.0 million in common shares through December 31, 2021. During the six months ended June 30, 2021, we repurchased 197,697 shares of our common stock at an average price of $116.71 per share for an aggregate purchase price of $23.1 million related to this authorization. At June 30, 2021, we had $113.8 million remaining under this authorization.

We also purchase shares of common stock from restricted stock award recipients upon the award vesting or as recipients sell shares to meet their employment tax obligations. During the first half of 2021, we purchased 123,096 shares or $13.1 million of our common stock for these purposes.

Leverage

The following table presents total assets, adjusted assets, total shareholders' equity and tangible common shareholders' equity with the resulting leverage ratios:

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Total assets	$2,114,337	$1,997,140
Deduct: Goodwill and intangible assets	(362,326)	(377,366)
Deduct: Right-of-use lease asset	(71,884)	(82,543)
Deduct: Assets from noncontrolling interests	(127,741)	(97,375)
Adjusted assets	$1,552,386	$1,439,856

Total shareholders' equity	$1,074,970	$926,082
Deduct: Goodwill and intangible assets	(362,326)	(377,366)
Deduct: Noncontrolling interests	(119,916)	(96,657)
Tangible common shareholders' equity	$592,728	$452,059

Leverage ratio (1)	2.0	2.2

Adjusted leverage ratio (2)	2.6	3.2
(1)Leverage ratio equals total assets divided by total shareholders' equity.
(2)Adjusted leverage ratio equals adjusted assets divided by tangible common shareholders' equity.

Adjusted assets and tangible common shareholders' equity are non-GAAP financial measures. Goodwill and intangible assets are subtracted from total assets and total shareholders' equity in determining adjusted assets and tangible common shareholders' equity, respectively, as we believe that goodwill and intangible assets do not constitute operating assets that can be deployed in a liquid manner. The right-of-use lease asset is also subtracted from total assets in determining adjusted assets as it is not an operating asset that can be deployed in a liquid manner. Amounts attributed to noncontrolling interests are subtracted from total assets and total shareholders' equity in determining adjusted assets and tangible common shareholders' equity, respectively, as they represent assets and equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Sandler Companies. We view the resulting measure of adjusted leverage, also a non-GAAP financial measure, as a more relevant measure of financial risk when comparing financial services companies. Our adjusted leverage ratio decreased from December 31, 2020, due to higher tangible common shareholders' equity driven by strong net income in the first half of 2021.

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

Our day-to-day funding and liquidity is obtained primarily through the use of our clearing arrangement with Pershing LLC ("Pershing"), a prime broker agreement and a bank line of credit, and is typically collateralized by our securities inventory. These funding sources are critical to our ability to finance and hold inventory, which is a necessary part of our institutional brokerage business. The majority of our inventory is liquid and is therefore funded by short-term facilities. Our committed line has been established to mitigate changes in the liquidity of our inventory based on changing market conditions, and is available to us regardless of changes in market liquidity conditions through the end of its term, although there may be limitations on the type of securities available to pledge. Our funding sources are also dependent on the types of inventory that our counterparties are willing to accept as collateral and the number of counterparties available. Funding is generally obtained at rates based upon the federal funds rate or the London Interbank Offered Rate ("LIBOR").

Pershing Clearing Arrangement – We have established an arrangement to obtain financing from Pershing related to the majority of our trading activities. Under our fully disclosed clearing agreement, the majority of our securities inventories and all of our customer activities are held by or cleared through Pershing. Financing under this arrangement is secured primarily by securities, and collateral limitations could reduce the amount of funding available under this arrangement. Our clearing arrangement activities are recorded net from trading activity and reported within receivables from or payables to brokers, dealers and clearing organizations. The funding is at the discretion of Pershing (i.e., uncommitted) and could be denied without a notice period. Our fully disclosed clearing agreement includes a covenant requiring Piper Sandler & Co., our U.S. broker dealer subsidiary, to maintain excess net capital of $120 million. At June 30, 2021, we had less than $0.1 million of financing outstanding under this arrangement.

Prime Broker Arrangement – We have established an overnight financing arrangement with a broker dealer related to our convertible securities inventories. Financing under this arrangement is secured primarily by convertible securities and collateral limitations could reduce the amount of funding available. The funding is at the discretion of the prime broker and could be denied subject to a notice period. This arrangement is reported within receivables from or payables to brokers, dealers and clearing organizations, net of trading activity. At June 30, 2021, we had $122.2 million of financing outstanding under this prime broker arrangement.

Committed Line – Our committed line is a one-year $100 million revolving secured credit facility. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, and the unpaid principal amount of all advances under the facility will be due on December 10, 2021. This credit facility has been in place since 2008 and we renewed the facility for another one-year term in the fourth quarter of 2020. At June 30, 2021, we had no advances against this line of credit.

Commercial Paper Program – Piper Sandler & Co. previously issued secured commercial paper to fund a portion of its securities inventory. We retired this program in April 2021.

Revolving Credit Facility – Our parent company, Piper Sandler Companies, has an unsecured $65 million revolving credit facility with U.S. Bank N.A. The credit agreement will terminate on December 20, 2022, unless otherwise terminated, and is subject to a one-year extension exercisable at our option. At June 30, 2021, there were no advances against this credit facility.

This credit facility includes customary events of default and covenants that, among other things, requires Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, limits our leverage ratio, requires maintenance of a minimum ratio of operating cash flow to fixed charges, and imposes certain limitations on our ability to make acquisitions and make payments on our capital stock. At June 30, 2021, we were in compliance with all covenants.

The following table presents the average balances outstanding for our various funding sources by quarter for 2021 and 2020:

	Average Balance for the Three Months Ended
(Amounts in millions)	June 30, 2021	Mar. 31, 2021
Funding source:
Pershing clearing arrangement	$5.2	$6.9
Prime broker arrangement	57.9	57.2
Commercial paper	—	—
Revolving credit facility	—	—
Total	$63.1	$64.1

	Average Balance for the Three Months Ended
(Amounts in millions)	Dec. 31, 2020	Sept. 30, 2020	June 30, 2020	Mar. 31, 2020
Funding source:
Pershing clearing arrangement	$16.1	$3.3	$17.7	$117.8
Prime broker arrangement	97.5	90.2	81.9	72.3
Commercial paper	11.4	50.0	50.0	50.0
Revolving credit facility	4.9	29.3	50.0	7.1
Total	$129.9	$172.8	$199.6	$247.2

The average funding in the second quarter of 2021 decreased to $63.1 million, compared with $199.6 million during the second quarter of 2020, primarily due to the accumulation of cash from operations. Also, we repaid the outstanding balances under our commercial paper program and revolving credit facility in the second half of 2020.

The following table presents the maximum daily funding amount by quarter for 2021 and 2020:

(Amounts in millions)	2021	2020
First Quarter	$141.5	$642.1
Second Quarter	$306.2	$378.3
Third Quarter		$401.7
Fourth Quarter		$482.3

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

The Note Purchase Agreement includes customary events of default and covenants that, among other things, requires Piper Sandler & Co. to maintain a minimum regulatory net capital, limits our leverage ratio and requires maintenance of a minimum ratio of operating cash flow to fixed charges. At June 30, 2021, we were in compliance with all covenants.

Valence Notes – On April 3, 2020, we entered into unsecured promissory notes as part of the acquisition of Valence totaling $20 million (the "Valence Notes"). The Valence Notes were repaid in the first quarter of 2021.

Capital Requirements

As a registered broker dealer and member firm of the Financial Industry Regulatory Authority, Inc. ("FINRA"), Piper Sandler & Co. is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule which requires that we maintain minimum net capital of $1.0 million. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain approvals, notifications and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. At June 30, 2021, our net capital under the SEC's uniform net capital rule was $257.6 million, and exceeded the minimum net capital required under the SEC rule by $256.6 million.

Although we operate with a level of net capital substantially greater than the minimum thresholds established by FINRA and the SEC, a substantial reduction of our capital would curtail many of our capital markets revenue producing activities.

Our committed short-term credit facility, revolving credit facility and Notes with PIMCO include covenants requiring Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million. Our fully disclosed clearing agreement with Pershing includes a covenant requiring Piper Sandler & Co. to maintain excess net capital of $120 million.

At June 30, 2021, Piper Sandler Ltd., our broker dealer subsidiary registered in the U.K., was subject to, and was in compliance with, the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority pursuant to the Financial Services Act of 2012.

Piper Sandler Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At June 30, 2021, Piper Sandler Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Off-Balance Sheet Arrangements

In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes the notional contract value of our off-balance sheet arrangements for the periods presented:

	Expiration Per Period at December 31,						Total Contractual Amount
				2024	2026		June 30,	December 31,
(Amounts in thousands)	2021	2022	2023	- 2025	- 2027	Later	2021	2020
Customer matched-book derivative contracts (1) (2)	$—	$17,340	$3,020	$33,440	$21,012	$1,636,678	$1,711,490	$1,955,131
Trading securities derivative contracts (2)	153,900	20,750	—	—	—	9,375	184,025	55,375
Equity option derivative contracts (2)	2,209	—	—	—	—	—	2,209	—
Investment commitments (3)	—	—	—	—	—	—	85,629	66,043
(1)Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with one major financial institution, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $159.9 million at June 30, 2021) who are not required to post collateral. The uncollateralized amounts, representing the fair value of the derivative contracts, expose us to the credit risk of these counterparties. At June 30, 2021, we had $20.1 million of credit exposure with these counterparties, including $17.2 million of credit exposure with one counterparty.
(2)We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At June 30, 2021 and December 31, 2020, the net fair value of these derivative contracts approximated $18.2 million and $18.1 million, respectively.
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

Investment Commitments

We have investments, including those made as part of our merchant banking activities, in various limited partnerships or limited liability companies that make direct or indirect equity or debt investments in companies. We commit capital and/or act as the managing partner of these entities. We have committed capital of $85.6 million to certain entities and these commitments generally have no specified call dates.

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

We use internal committees to assist in governing risk and ensure that our business activities are properly assessed, monitored and managed. Our executive financial risk committee manages our market, liquidity and credit risks; oversees risk management practices related to these risks, including defining acceptable risk tolerances and approving risk management policies; and responds to market changes in a dynamic manner. Membership is comprised of senior leadership, including but not limited to, our Chief Executive Officer, President, Chief Financial Officer, Treasurer, Head of Market and Credit Risk, and Head of Fixed Income Trading and Risk. Other committees that help evaluate and monitor risk include underwriting, leadership team and operating committees. These committees help manage risk by ensuring that business activities are properly managed and within a defined scope of activity. Our valuation committee, comprised of members of senior management and risk management, provides oversight and overall responsibility for the internal control processes and procedures related to fair value measurements. Additionally, our operational risk committees address and monitor risk related to information systems and security, legal, regulatory and compliance matters, and third parties such as vendors and service providers.

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

We estimate that a parallel 50 basis point adverse change in the market would result in a decrease of approximately $1.5 million in the carrying value of our fixed income securities inventory as of June 30, 2021, including the effect of the hedging transactions.

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

	AAA	AA	A	BBB	BB	Not Rated
Corporate fixed income securities	—%	—%	0.5%	—%	—%	—%
Municipal securities - taxable and tax-exempt	16.8%	44.9%	15.2%	—%	—%	1.0%
U.S. government and agency securities	—%	21.6%	—%	—%	—%	—%
	16.8%	66.5%	15.7%	—%	—%	1.0%

Convertible and preferred securities are excluded from the table above as they are typically unrated.

Our different types of credit risk include:

Credit Spread Risk — Credit spread risk arises from the possibility that changes in credit spreads will affect the value of financial instruments. Credit spreads represent the credit risk premiums required by market participants for a given credit quality (e.g., the additional yield that a debt instrument issued by a AA-rated entity must produce over a risk-free alternative). Changes in credit spreads result from potential changes in an issuer's credit rating or the market's perception of the issuer's creditworthiness. We are exposed to credit spread risk with the debt instruments held in our trading inventory. We enter into transactions to hedge our exposure to credit spread risk with derivatives and certain other financial instruments. These hedging strategies may not work in all market environments and as a result may not be effective in mitigating credit spread risk.

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

We have concentrated counterparty credit exposure with four non-publicly rated entities totaling $20.1 million at June 30, 2021. This counterparty credit exposure is part of our matched-book derivative program related to our public finance business, consisting primarily of interest rate swaps. One derivative counterparty represented 85.8 percent, or $17.2 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

ITEM 4.    CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding disclosure.

During the second quarter of our fiscal year ending December 31, 2021, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below sets forth the information with respect to purchases made by or on behalf of Piper Sandler Companies or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the quarter ended June 30, 2021.

				Total Number of Shares	Approximate Dollar
				Purchased as Part of	Value of Shares Yet to be
	Total Number of		Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased		Paid per Share	Plans or Programs	Plans or Programs (1)
Month #1
(April 1, 2021 to April 30, 2021)	—		$—	—	$131	million
Month #2
(May 1, 2021 to May 31, 2021)	127,180	(2)	$120.82	124,629	$116	million
Month #3
(June 1, 2021 to June 30, 2021)	14,872	(3)	$124.45	14,549	$114	million
Total	142,052		$121.20	139,178	$114	million
(1)Effective January 1, 2020, our board of directors authorized the repurchase of up to $150.0 million of common stock through December 31, 2021.
(2)Consists of 124,629 shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent at an average price of $120.73 per share, and 2,551 shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price of $124.96 per share.
(3)Consists of 14,549 shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent at an average price of $124.34 per share, and 323    shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price of $129.56 per share.

ITEM 6.    EXHIBITS.

Exhibit Index
Exhibit		Method
Number	Description	of Filing

3.1	Amended and Restated Certificate of Incorporation.	(1)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	(2)
3.3	Amended and Restated Bylaws (as of January 3, 2020).	(3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer.	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith
32.1	Section 1350 Certifications.	Furnished herewith
101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.	Filed herewith
104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL.	Filed herewith
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

PIPER SANDLER COMPANIES

Date:	August 5, 2021	By	/s/ Chad R. Abraham
		Name	Chad R. Abraham
		Its	Chairman and Chief Executive Officer

Date:	August 5, 2021	By	/s/ Timothy L. Carter
		Name	Timothy L. Carter
		Its	Chief Financial Officer