Form 10-Q
period 2021-09-30
PIPER SANDLER COMPANIES
filed 2021-11-04
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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
Yes  ☐ No  ☑

As of October 29, 2021, the registrant had 17,878,195 shares of Common Stock outstanding.

Piper Sandler Companies

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

Piper Sandler Companies
Consolidated Statements of Financial Condition

	September 30,	December 31,
	2021	2020
(Amounts in thousands, except share data)	(Unaudited)
Assets
Cash and cash equivalents	$571,068	$507,935
Receivables from brokers, dealers and clearing organizations	225,734	221,491

Financial instruments and other inventory positions owned	333,200	270,849
Financial instruments and other inventory positions owned and pledged as collateral	117,615	130,703
Total financial instruments and other inventory positions owned	450,815	401,552

Fixed assets (net of accumulated depreciation and amortization of $74,916 and $74,883, respectively)	50,604	43,812
Goodwill	227,508	227,508
Intangible assets (net of accumulated amortization of $108,152 and $85,592, respectively)	127,298	149,858
Investments (including noncontrolling interests of $136,278 and $94,900, respectively)	235,213	183,179
Net deferred income tax assets	133,690	104,219
Right-of-use lease asset	72,011	82,543
Other assets	100,212	75,043
Total assets	$2,194,153	$1,997,140

Liabilities and Shareholders' Equity
Long-term financing	$175,000	$195,000
Payables to brokers, dealers and clearing organizations	8,590	18,591
Financial instruments and other inventory positions sold, but not yet purchased	131,549	151,030
Accrued compensation	611,580	522,412
Accrued lease liability	91,052	99,478
Other liabilities and accrued expenses	62,286	84,547
Total liabilities	1,080,057	1,071,058

Shareholders' equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at September 30, 2021 and December 31, 2020;
Shares issued: 19,539,222 at September 30, 2021 and 19,533,547 at December 31, 2020;
Shares outstanding: 14,114,709 at September 30, 2021 and 13,776,025 at December 31, 2020	195	195
Additional paid-in capital	905,638	847,785
Retained earnings	386,897	271,001
Less common stock held in treasury, at cost: 5,424,513 shares at September 30, 2021 and 5,757,522 shares at December 31, 2020	(312,275)	(289,359)
Accumulated other comprehensive loss	(250)	(197)
Total common shareholders' equity	980,205	829,425

Noncontrolling interests	133,891	96,657
Total shareholders' equity	1,114,096	926,082

Total liabilities and shareholders' equity	$2,194,153	$1,997,140
See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2021	2020	2021	2020
Revenues:
Investment banking	$335,603	$203,235	$1,018,824	$562,060
Institutional brokerage	90,099	86,764	295,417	265,246
Interest income	1,485	2,095	5,215	11,225
Investment income	21,046	15,080	71,508	4,987

Total revenues	448,233	307,174	1,390,964	843,518

Interest expense	2,668	3,455	8,144	11,193

Net revenues	445,565	303,719	1,382,820	832,325

Non-interest expenses:
Compensation and benefits	301,859	209,660	907,439	611,344
Outside services	10,736	9,395	29,004	27,733
Occupancy and equipment	14,483	13,849	42,225	39,356
Communications	10,623	11,169	32,457	33,899
Marketing and business development	5,552	537	12,733	13,164
Deal-related expenses	10,975	13,543	32,116	29,687
Trade execution and clearance	3,637	3,666	12,024	15,129
Restructuring and integration costs	314	1,592	3,882	7,218
Intangible asset amortization	7,520	11,607	22,560	33,122
Other operating expenses	4,156	4,052	15,743	23,656

Total non-interest expenses	369,855	279,070	1,110,183	834,308

Income/(loss) before income tax expense/(benefit)	75,710	24,649	272,637	(1,983)

Income tax expense/(benefit)	23,512	5,674	67,852	(1,400)

Net income/(loss)	52,198	18,975	204,785	(583)

Net income applicable to noncontrolling interests	6,477	7,358	39,784	1,073

Net income/(loss) applicable to Piper Sandler Companies	$45,721	$11,617	$165,001	$(1,656)

Earnings/(loss) per common share
Basic	$3.22	$0.84	$11.53	$(0.12)
Diluted	$2.68	$0.78	$9.81	$(0.12)

Dividends declared per common share	$0.55	$0.30	$3.25	$1.63

Weighted average number of common shares outstanding
Basic	14,213	13,778	14,314	13,789
Diluted	17,047	14,853	16,821	14,580

See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2021	2020	2021	2020
Net income/(loss)	$52,198	$18,975	$204,785	$(583)

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	(556)	577	(53)	(163)

Comprehensive income/(loss)	51,642	19,552	204,732	(746)

Comprehensive income applicable to noncontrolling interests	6,477	7,358	39,784	1,073

Comprehensive income/(loss) applicable to Piper Sandler Companies	$45,165	$12,194	$164,948	$(1,819)

See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

						Accumulated	Total
	Common		Additional			Other	Common		Total
(Amounts in thousands,	Shares	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
except share amounts)	Outstanding	Stock	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Balance at December 31, 2020	13,776,025	$195	$847,785	$271,001	$(289,359)	$(197)	$829,425	$96,657	$926,082
Net income	—	—	—	49,459	—	—	49,459	16,134	65,593
Dividends	—	—	—	(34,551)	—	—	(34,551)	—	(34,551)
Amortization/issuance of restricted stock (1)	—	—	62,691	—	—	—	62,691	—	62,691
Repurchase of common stock through share repurchase program	(58,519)	—	—	—	(6,218)	—	(6,218)	—	(6,218)
Issuance of treasury shares for restricted stock vestings	823,951	—	(41,500)	—	41,500	—	—	—	—
Repurchase of common stock from employees	(120,222)	—	—	—	(12,735)	—	(12,735)	—	(12,735)
Shares reserved/issued for director compensation	849	—	104	—	—	—	104	—	104
Other comprehensive income	—	—	—	—	—	306	306	—	306
Fund capital distributions, net	—	—	—	—	—	—	—	(10,046)	(10,046)
Balance at March 31, 2021	14,422,084	$195	$869,080	$285,909	$(266,812)	$109	$888,481	$102,745	$991,226
Net income	—	—	—	69,821	—	—	69,821	17,173	86,994
Dividends	—	—	—	(6,456)	—	—	(6,456)	—	(6,456)
Amortization/issuance of restricted stock (1)	—	—	19,775	—	—	—	19,775	—	19,775
Repurchase of common stock through share repurchase program	(139,178)	—	—	—	(16,856)	—	(16,856)	—	(16,856)
Issuance of treasury shares for restricted stock vestings	9,287	—	(497)	—	497	—	—	—	—
Repurchase of common stock from employees	(2,874)	—	—	—	(361)	—	(361)	—	(361)
Shares reserved/issued for director compensation	3,648	—	453	—	—	—	453	—	453
Other comprehensive income	—	—	—	—	—	197	197	—	197
Fund capital distributions, net	—	—	—	—	—	—	—	(2)	(2)
Balance at June 30, 2021	14,292,967	$195	$888,811	$349,274	$(283,532)	$306	$955,054	$119,916	$1,074,970
Net income	—	—	—	45,721	—	—	45,721	6,477	52,198
Dividends	—	—	—	(8,098)	—	—	(8,098)	—	(8,098)
Amortization/issuance of restricted stock (1)	—	—	20,117	—	—	—	20,117	—	20,117
Repurchase of common stock through share repurchase program	(220,206)	—	—	—	(29,176)	—	(29,176)	—	(29,176)
Issuance of treasury shares for restricted stock vestings	63,357	—	(3,455)	—	3,455	—	—	—	—
Repurchase of common stock from employees	(22,587)	—	—	—	(3,022)	—	(3,022)	—	(3,022)
Shares reserved/issued for director compensation	1,178	—	165	—	—	—	165	—	165
Other comprehensive loss	—	—	—	—	—	(556)	(556)	—	(556)
Fund capital contributions, net	—	—	—	—	—	—	—	7,498	7,498
Balance at September 30, 2021	14,114,709	$195	$905,638	$386,897	$(312,275)	$(250)	$980,205	$133,891	$1,114,096
Continued on next page

Piper Sandler Companies
Consolidated Statements of Changes in Shareholders' Equity - Continued
(Unaudited)

						Accumulated	Total
	Common		Additional			Other	Common		Total
(Amounts in thousands,	Shares	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
except share amounts)	Outstanding	Stock	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Balance at December 31, 2019	13,717,315	$195	$757,669	$258,669	$(284,378)	$(872)	$731,283	$75,245	$806,528
Net loss	—	—	—	(14,727)	—	—	(14,727)	(7,528)	(22,255)
Dividends	—	—	—	(16,066)	—	—	(16,066)	—	(16,066)
Amortization/issuance of restricted stock (1)	—	—	44,195	—	—	—	44,195	—	44,195
Repurchase of common stock through share repurchase program	(128,865)	—	—	—	(9,225)	—	(9,225)	—	(9,225)
Issuance of treasury shares for restricted stock vestings	254,111	—	(12,551)	—	12,551	—	—	—	—
Issuance of treasury shares for deal consideration	34,205	—	1,049	—	1,674	—	2,723	—	2,723
Repurchase of common stock from employees	(94,615)	—	—	—	(8,068)	—	(8,068)	—	(8,068)
Shares reserved/issued for director compensation	1,779	—	116	—	—	—	116	—	116
Other comprehensive loss	—	—	—	—	—	(672)	(672)	—	(672)
Fund capital distributions, net	—	—	—	—	—	—	—	(1,201)	(1,201)
Balance at March 31, 2020	13,783,930	$195	$790,478	$227,876	$(287,446)	$(1,544)	$729,559	$66,516	$796,075
Net income	—	—	—	1,454	—	—	1,454	1,243	2,697
Dividends	—	—	—	(2,753)	—	—	(2,753)	—	(2,753)
Amortization/issuance of restricted stock (1)	—	—	17,654	—	—	—	17,654	—	17,654
Issuance of treasury shares for restricted stock vestings	17,778	—	(890)	—	890	—	—	—	—
Repurchase of common stock from employees	(3,521)	—	—	—	(189)	—	(189)	—	(189)
Shares reserved/issued for director compensation	5,738	—	299	—	—	—	299	—	299
Other comprehensive loss	—	—	—	—	—	(68)	(68)	—	(68)
Fund capital distributions, net	—	—	—	—	—	—	—	(3)	(3)
Balance at June 30, 2020	13,803,925	$195	$807,541	$226,577	$(286,745)	$(1,612)	$745,956	$67,756	$813,712
Net income	—	—	—	11,617	—	—	11,617	7,358	18,975
Dividends	—	—	—	(4,139)	—	—	(4,139)	—	(4,139)
Amortization/issuance of restricted stock (1)	—	—	19,689	—	—	—	19,689	—	19,689
Repurchase of common stock through share repurchase program	(59,454)	—	—	—	(3,905)	—	(3,905)	—	(3,905)
Issuance of treasury shares for restricted stock vestings	10,829	—	(544)	—	544	—	—	—	—
Repurchase of common stock from employees	(4,420)	—	—	—	(334)	—	(334)	—	(334)
Shares reserved/issued for director compensation	550	—	33	—	—	—	33	—	33
Other comprehensive income	—	—	—	—	—	577	577	—	577
Fund capital contributions, net	—	—	—	—	—	—	—	13,767	13,767
Balance at September 30, 2020	13,751,430	$195	$826,719	$234,055	$(290,440)	$(1,035)	$769,494	$88,881	$858,375
(1)Includes amortization of restricted stock issued in conjunction with the Company's acquisitions. See Note 3 for further discussion.

See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(Amounts in thousands)	2021	2020
Operating Activities:
Net income/(loss)	$204,785	$(583)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization of fixed assets	9,218	8,047
Deferred income taxes	(29,471)	(19,182)
Stock-based compensation	119,204	80,292
Amortization of intangible assets	22,560	33,122
Amortization of forgivable loans	6,787	2,554
Decrease/(increase) in operating assets:
Receivables from brokers, dealers and clearing organizations	(4,243)	323,871
Net financial instruments and other inventory positions owned	(68,744)	156,591
Investments	(52,034)	(12,422)
Other assets	(21,615)	(25,334)
Increase/(decrease) in operating liabilities:
Payables to brokers, dealers and clearing organizations	(10,001)	5,494
Accrued compensation	73,652	(14,399)
Other liabilities and accrued expenses	(30,459)	(5,246)

Net cash provided by operating activities	219,639	532,805

Investing Activities:
Business acquisitions, net of cash acquired	—	(393,522)
Purchases of fixed assets, net	(16,016)	(10,158)

Net cash used in investing activities	(16,016)	(403,680)

Financing Activities:
Increase in short-term financing	—	24,988
Repayment of Valence Notes	(20,000)	—
Payment of cash dividend	(49,105)	(22,958)
Increase/(decrease) in noncontrolling interests	(2,550)	12,563
Repurchase of common stock	(68,368)	(21,721)

Net cash used in financing activities	(140,023)	(7,128)

Currency adjustment:
Effect of exchange rate changes on cash	(467)	(189)

Net increase in cash and cash equivalents	63,133	121,808

Cash and cash equivalents at beginning of period	507,935	250,018

Cash and cash equivalents at end of period	$571,068	$371,826

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,071	$11,115
Income taxes	$124,073	$14,589

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

Piper Sandler Companies and its subsidiaries (collectively, the "Company") operate in one reporting segment providing investment banking services and institutional sales, trading and research services. Investment banking services include financial advisory services, management of and participation in underwritings, and municipal financing activities. Revenues are generated through the receipt of advisory and financing fees. Institutional sales, trading and research services focus on the trading of equity and fixed income products with institutions, government and non-profit entities. Revenues are generated through commissions and sales credits earned on equity and fixed income institutional sales activities, net interest revenues on trading securities held in inventory, and profits and losses from trading these securities. Also, the Company has created alternative asset management funds in merchant banking in order to invest firm capital and to manage capital from outside investors. The Company records gains and losses from investments in these funds and receives management and performance fees.

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

SOP Holdings, LLC

On January 3, 2020, the Company completed the acquisition of SOP Holdings, LLC and its subsidiaries, including Sandler O'Neill & Partners, L.P. (collectively, "Sandler O'Neill"), a full-service investment banking firm and broker dealer focused on the financial services industry. The transaction was completed pursuant to the Agreement and Plans of Merger dated July 9, 2019. The economic value of the acquisition was $485.0 million at announcement, for which the Company was entitled to receive $100.0 million of tangible book value, subject to a final adjustment as of the closing date. The acquisition of Sandler O'Neill expanded the Company's advisory services revenues, diversified and enhanced scale in corporate financings, added a differentiated fixed income business, and increased scale in the equity brokerage business.

As part of the acquisition, the Company granted 1,568,670 shares valued at $124.9 million on the acquisition date. Of these shares, 1,534,465 shares are restricted shares valued at $122.2 million and subject to ratable vesting over three years and employees must fulfill service requirements in exchange for the rights to the restricted shares. As these shares compensate employees for future services, the value of the shares is not part of the purchase price. Compensation expense for these restricted shares will be amortized on a straight-line basis over the requisite service period of three years. The remaining 34,205 shares valued at $2.7 million vested immediately and were not subject to service requirements. These shares were included in the purchase price as equity consideration in addition to the cash consideration of $358.1 million. The net assets acquired by the Company of $360.8 million are described below.

As discussed in Note 15, the Company also entered into acquisition-related compensation arrangements with certain employees of $113.9 million which consisted of restricted stock ($96.9 million) and restricted cash ($17.0 million) for retention purposes. The retention-related awards are also subject to vesting restrictions and employees must remain continuously employed by the Company for the respective vesting period. As these shares compensate employees for future services, the value of the shares is not part of the purchase price. Compensation expense related to these arrangements will be amortized on a straight-line basis over the requisite service period of 18 months, three years or five years (a weighted average service period of 3.7 years).

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

The Company paid cash consideration of $30.3 million and entered into unsecured promissory notes with the former owners totaling $20.0 million (the "Valence Notes"), as discussed in Note 11. The net assets acquired by the Company of $50.3 million are described below.

As part of the acquisition, the Company granted 647,268 restricted shares valued at $31.2 million on the acquisition date. As discussed in Note 15, the Company also entered into acquisition-related compensation arrangements with certain employees of $5.5 million in restricted stock for retention purposes. Both restricted share grants are subject to graded vesting, beginning on the third anniversary of the acquisition date, so long as the applicable employee remains continuously employed by the Company for such period. As these shares compensate employees for future services, the value of the shares is not part of the purchase price. Compensation expense will be amortized on a straight-line basis over the requisite service period of five years.

Additional cash may be earned by certain employees if a revenue threshold is exceeded during the three-year post-acquisition period to the extent they are employed by the Company at the time of payment. Amounts estimated to be payable, if any, will be recorded as compensation expense on the consolidated statements of operations over the requisite performance period. If earned, the amount will be paid by July 3, 2023. As of September 30, 2021, the Company has accrued $10.0 million related to this additional cash payment.

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

The purchase price consisted of cash consideration of $23.7 million as detailed in the net assets acquired below. As part of the acquisition, the Company granted 145,952 restricted shares valued at $14.7 million on the acquisition date. The restricted shares are subject to graded vesting, beginning on the third anniversary of the acquisition date, so long as the applicable employee remains continuously employed by the Company for such period. Compensation expense will be amortized on a straight-line basis over the requisite service period of five years. As discussed in Note 15, the Company also entered into acquisition-related compensation arrangements with certain employees of $2.9 million in restricted stock for retention purposes. These restricted shares are subject to ratable vesting and employees must fulfill service requirements in exchange for the rights to the restricted shares. Compensation expense will be amortized on a straight-line basis over the requisite service period of three years. As both restricted share grants compensate employees for future services, the value of the shares is not part of the purchase price.

Additional cash of $7.0 million may be earned by certain employees if a revenue threshold is exceeded during the three-year post-acquisition period to the extent they are employed by the Company at the time of payment. Amounts estimated to be payable, if any, will be recorded as compensation expense on the consolidated statements of operations over the requisite performance period. If earned, the amount will be paid by April 3, 2024. As of September 30, 2021, the Company expects the maximum amount will be earned and has accrued $1.6 million related to this additional cash payment.

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

Transaction costs of $0.1 million were incurred for the nine months ended September 30, 2021, and are included in restructuring and integration costs on the consolidated statements of operations.

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

Pro Forma Financial Information

The results of operations of Sandler O'Neill, Valence and TRS have been included in the Company's consolidated financial statements prospectively beginning on the respective acquisition dates. The acquisitions have been fully integrated with the Company's existing operations. Accordingly, post-acquisition revenues and net income are not discernible. The following unaudited pro forma financial data is presented on a combined basis and includes Valence and TRS. Based on the respective acquisition dates, the unaudited pro forma financial data assumes that both the Valence and TRS acquisitions had occurred on January 1, 2019, the beginning of the prior annual period in which the acquisitions occurred. Pro forma results have been prepared by adjusting the Company's historical results to include the results of operations of Valence and TRS adjusted for the following significant changes: interest expense was adjusted to reflect the debt incurred by the Company to fund a portion of the Valence purchase price; amortization expense was adjusted to account for the acquisition-date fair value of intangible assets; compensation and benefits expenses were adjusted to reflect the restricted stock issued as part of the respective acquisition, the restricted stock issued for retention purposes, and the cost that would have been incurred had Valence and TRS employees been included in the Company’s employee compensation arrangements; and the income tax effect of applying the Company's statutory tax rates to the results of operations of Valence and TRS. The Company's consolidated unaudited pro forma information presented does not necessarily reflect the results of operations that would have resulted had the acquisitions been completed at the beginning of the applicable period presented, does not contemplate client account overlap and anticipated operational efficiencies of the combined entities, nor does it indicate the results of operations in future periods.

	Three Months Ended	Nine Months Ended
(Amounts in thousands)	September 30, 2020	September 30, 2020
Net revenues	$314,415	$865,489
Net income applicable to Piper Sandler Companies	14,085	130

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 4 Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased

	September 30,	December 31,
(Amounts in thousands)	2021	2020
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$5,780	$1,349
Convertible securities	150,979	146,088
Fixed income securities	21,556	18,432
Municipal securities:
Taxable securities	23,330	6,267
Tax-exempt securities	117,212	67,944
Short-term securities	56,486	28,592
Mortgage-backed securities	13	13
U.S. government agency securities	51,838	9,146
U.S. government securities	48	100,275
Derivative contracts	23,573	23,446
Total financial instruments and other inventory positions owned	$450,815	$401,552

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$62,407	$105,190
Fixed income securities	5,468	18,789
U.S. government securities	58,277	21,669
Derivative contracts	5,397	5,382
Total financial instruments and other inventory positions sold, but not yet purchased	$131,549	$151,030

At September 30, 2021 and December 31, 2020, financial instruments and other inventory positions owned in the amount of $117.6 million and $130.7 million, respectively, had been pledged as collateral for short-term financings.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Trading securities derivatives: The Company enters into interest rate derivative contracts and uses U.S. treasury bond futures and options to hedge interest rate and market value risks associated with its fixed income securities. These instruments use rates based upon the MMD, LIBOR or SIFMA indices. The Company also enters into equity option contracts to hedge market value risk associated with its convertible securities.

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

	September 30, 2021			December 31, 2020
(Amounts in thousands)	Derivative	Derivative	Notional	Derivative	Derivative	Notional
Derivative Category	Assets (1)	Liabilities (2)	Amount	Assets (1)	Liabilities (2)	Amount
Interest rate
Customer matched-book	$167,273	$159,009	$1,727,396	$233,116	$223,218	$1,955,131
Trading securities	525	752	132,025	—	4,225	55,375
	$167,798	$159,761	$1,859,421	$233,116	$227,443	$2,010,506
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

		Three Months Ended		Nine Months Ended
(Amounts in thousands)		September 30,		September 30,
Derivative Category	Operations Category	2021	2020	2021	2020
Interest rate derivative contract	Investment banking	$(175)	$(232)	$(1,326)	$(1,164)
Interest rate derivative contract	Institutional brokerage	596	154	3,691	(1,439)
Equity option derivative contracts	Institutional brokerage	(123)	228	—	228
		$298	$150	$2,365	$(2,375)

Credit risk associated with the Company's derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company's derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company's financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The majority of the Company's derivative contracts are substantially collateralized by its counterparties, who are major financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of a derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of September 30, 2021, the Company had $19.8 million of uncollateralized credit exposure with these counterparties (notional contract amount of $159.7 million), including $16.4 million of uncollateralized credit exposure with one counterparty.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company's Level III financial instruments as of September 30, 2021:

	Valuation			Weighted
	Technique	Unobservable Input	Range	Average (1)
Assets
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	Discounted cash flow	Expected recovery rate (% of par) (2)	0 - 25%	13.4%
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve in basis points ("bps") (2)	1 - 41 bps	17.1 bps
Investments at fair value:
Equity securities in private companies	Market approach	Revenue multiple (2)	2 - 7 times	4.4 times
		EBITDA multiple (2)	12 - 13 times	12.1 times

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve in bps (3)	1 - 27 bps	14.3 bps
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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the valuation of the Company's financial instruments by pricing observability levels defined in FASB Accounting Standards Codification Topic 820, "Fair Value Measurement" ("ASC 820") as of September 30, 2021:

				Counterparty
				and Cash
				Collateral
(Amounts in thousands)	Level I	Level II	Level III	Netting (1)	Total
Assets
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$692	$5,088	$—	$—	$5,780
Convertible securities	—	150,979	—	—	150,979
Fixed income securities	—	21,556	—	—	21,556
Municipal securities:
Taxable securities	—	23,330	—	—	23,330
Tax-exempt securities	—	116,931	281	—	117,212
Short-term securities	—	56,486	—	—	56,486
Mortgage-backed securities	—	—	13	—	13
U.S. government agency securities	—	51,838	—	—	51,838
U.S. government securities	48	—	—	—	48
Derivative contracts	—	166,682	1,116	(144,225)	23,573
Total financial instruments and other inventory positions owned	740	592,890	1,410	(144,225)	450,815

Cash equivalents	524,920	—	—	—	524,920

Investments at fair value (2)	21,330	44,718	157,405	—	223,453
Total assets	$546,990	$637,608	$158,815	$(144,225)	$1,199,188

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$60,902	$1,505	$—	$—	$62,407
Fixed income securities	—	5,468	—	—	5,468
U.S. government securities	58,277	—	—	—	58,277
Derivative contracts	—	158,900	861	(154,364)	5,397
Total financial instruments and other inventory positions sold, but not yet purchased	$119,179	$165,873	$861	$(154,364)	$131,549
(1)Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.
(2)Includes noncontrolling interests of $136.3 million primarily attributable to unrelated third party ownership in consolidated merchant banking funds.

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

The Company's Level III assets were $158.8 million and $153.3 million, or 13.2 percent and 14.7 percent of financial instruments measured at fair value at September 30, 2021 and December 31, 2020, respectively. There were $42.7 million of transfers of financial assets out of Level III for the nine months ended September 30, 2021, primarily due to unobservable inputs becoming observable.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following tables summarize the changes in fair value associated with Level III financial instruments held at the beginning or end of the periods presented:

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	June 30,			Transfers	Transfers	gains/	gains/	September 30,	September 30,
(Amounts in thousands)	2021	Purchases	Sales	in	out	(losses)	(losses)	2021	2021
Assets
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	$528	$—	$—	$—	$—	$—	$(247)	$281	$(247)
Mortgage-backed securities	13	—	—	—	—	—	—	13	—
Derivative contracts	628	120	(450)	—	—	330	488	1,116	681
Total financial instruments and other inventory positions owned	1,169	120	(450)	—	—	330	241	1,410	434

Investments at fair value	135,035	4,000	(3,897)	—	(54)	1,091	21,230	157,405	20,202
Total assets	$136,204	$4,120	$(4,347)	$—	$(54)	$1,421	$21,471	$158,815	$20,636

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$968	$(1,016)	$—	$—	$—	$1,016	$(107)	$861	$245
Total financial instruments and other inventory positions sold, but not yet purchased	$968	$(1,016)	$—	$—	$—	$1,016	$(107)	$861	$245

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	June 30,			Transfers	Transfers	gains/	gains/	September 30,	September 30,
(Amounts in thousands)	2020	Purchases	Sales	in	out	(losses)	(losses)	2020	2020
Assets
Financial instruments and other inventory positions owned:
Mortgage-backed securities	$13	$—	$—	$—	$—	$—	$—	$13	$—
Derivative contracts	64	107	(310)	—	—	203	310	374	374
Total financial instruments and other inventory positions owned	77	107	(310)	—	—	203	310	387	374

Investments at fair value	120,615	15,850	(1,013)	—	—	1,013	9,807	146,272	9,807
Total assets	$120,692	$15,957	$(1,323)	$—	$—	$1,216	$10,117	$146,659	$10,181

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$3,212	$(880)	$—	$—	$—	$880	$157	$3,369	$679
Total financial instruments and other inventory positions sold, but not yet purchased	$3,212	$(880)	$—	$—	$—	$880	$157	$3,369	$679

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	September 30,	September 30,
(Amounts in thousands)	2020	Purchases	Sales	in	out	(losses)	(losses)	2021	2021
Assets
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	$—	$—	$—	$528	$—	$—	$(247)	$281	$(247)
Mortgage-backed securities	13	—	—	—	—	—	—	13	—
Derivative contracts	270	143	(1,030)	—	—	888	845	1,116	1,116
Total financial instruments and other inventory positions owned	283	143	(1,030)	528	—	888	598	1,410	869

Investments at fair value	152,995	12,044	(24,784)	—	(42,671)	17,986	41,835	157,405	35,397
Total assets	$153,278	$12,187	$(25,814)	$528	$(42,671)	$18,874	$42,433	$158,815	$36,266

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$3,706	$(4,444)	$29	$—	$—	$4,414	$(2,844)	$861	$861
Total financial instruments and other inventory positions sold, but not yet purchased	$3,706	$(4,444)	$29	$—	$—	$4,414	$(2,844)	$861	$861

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	September 30,	September 30,
(Amounts in thousands)	2019	Purchases	Sales	in	out	(losses)	(losses)	2020	2020
Assets
Financial instruments and other inventory positions owned:
Mortgage-backed securities	$13	$—	$—	$—	$—	$—	$—	$13	$—
Derivative contracts	8	857	(370)	—	—	(487)	366	374	374
Total financial instruments and other inventory positions owned	21	857	(370)	—	—	(487)	366	387	374

Investments at fair value	132,329	16,133	(1,178)	—	(130)	(4,490)	3,608	146,272	(1,893)
Total assets	$132,350	$16,990	$(1,548)	$—	$(130)	$(4,977)	$3,974	$146,659	$(1,519)

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$1,563	$(13,627)	$371	$—	$—	$13,256	$1,806	$3,369	$3,358
Total financial instruments and other inventory positions sold, but not yet purchased	$1,563	$(13,627)	$371	$—	$—	$13,256	$1,806	$3,369	$3,358

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

Consolidated VIEs

The Company's consolidated VIEs at September 30, 2021 included certain alternative asset management funds in which the Company has an investment and, as the managing partner, is deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds.

The following table presents information about the carrying value of the assets and liabilities of the VIEs which are consolidated by the Company and included on the consolidated statements of financial condition at September 30, 2021. The assets can only be used to settle the liabilities of the respective VIE, and the creditors of the VIEs do not have recourse to the general credit of the Company. One of these VIEs has $25.0 million of bank line financing available with an interest rate based on prime plus an applicable margin. The assets and liabilities are presented prior to consolidation, and thus a portion of these assets and liabilities are eliminated in consolidation.

Alternative Asset
(Amounts in thousands)	Management Funds
Assets
Investments	$201,789
Other assets	2,809
Total assets	$204,598

Liabilities
Other liabilities and accrued expenses	$9,473
Total liabilities	$9,473

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Nonconsolidated VIEs

The Company determined it is not the primary beneficiary of certain VIEs and accordingly does not consolidate them. These VIEs had net assets approximating $1.8 billion at September 30, 2021 and December 31, 2020. The Company's exposure to loss from these VIEs is $9.1 million, which is the carrying value of its capital contributions recorded in investments on the consolidated statements of financial condition at September 30, 2021. The Company had no liabilities related to these VIEs at September 30, 2021 and December 31, 2020. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of September 30, 2021.

Note 7 Receivables from and Payables to Brokers, Dealers and Clearing Organizations

	September 30,	December 31,
(Amounts in thousands)	2021	2020
Receivable from clearing organizations	$192,460	$184,662
Receivable from brokers and dealers	29,862	33,514
Other	3,412	3,315
Total receivables from brokers, dealers and clearing organizations	$225,734	$221,491

	September 30,	December 31,
(Amounts in thousands)	2021	2020
Payable to brokers and dealers	$8,590	$18,591
Total payables to brokers, dealers and clearing organizations	$8,590	$18,591

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

Note 8 Investments

The Company's investments include investments in private companies and partnerships.

	September 30,	December 31,
(Amounts in thousands)	2021	2020
Investments at fair value	$223,453	$174,849
Investments at cost	611	611
Investments accounted for under the equity method	11,149	7,719
Total investments	235,213	183,179

Less investments attributable to noncontrolling interests (1)	(136,278)	(94,900)
	$98,935	$88,279
(1)Noncontrolling interests are primarily attributable to unrelated third party ownership in consolidated merchant banking funds.

At September 30, 2021, investments carried on a cost basis had an estimated fair market value of $0.6 million. Because valuation estimates were based upon management's judgment, investments carried at cost would be categorized as Level III assets in the fair value hierarchy, if they were carried at fair value.

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

Note 9 Other Assets

	September 30,	December 31,
(Amounts in thousands)	2021	2020
Fee receivables	$48,598	$38,840
Accrued interest receivables	1,483	1,474
Forgivable loans, net	11,313	5,526
Prepaid expenses	17,416	14,585
Income tax receivables	5,019	—
Other	16,383	14,618
Total other assets	$100,212	$75,043

Note 10 Short-Term Financing

The Company has an unsecured $65 million revolving credit facility with U.S. Bank N.A. The credit agreement will terminate on December 20, 2022, unless otherwise terminated, and is subject to a one-year extension exercisable at the option of the Company. This credit facility includes customary events of default and covenants that, among other things, requires the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital of $120 million, limits the Company's leverage ratio, requires maintenance of a minimum ratio of operating cash flow to fixed charges, and imposes certain limitations on the Company's ability to make acquisitions and make payments on its capital stock. At September 30, 2021, there were no advances against this credit facility.

The Company's committed short-term bank line financing at September 30, 2021 consisted of a one-year $100 million committed revolving credit facility with U.S. Bank N.A., which has been renewed annually in the fourth quarter of each year since 2008. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital of $120 million, and the unpaid principal amount of all advances under this facility will be due on December 10, 2021. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis. At September 30, 2021, the Company had no advances against this line of credit.

The Company previously issued secured commercial paper to fund a portion of its securities inventory. The Company retired this program in April 2021.

Note 11 Long-Term Financing

On October 15, 2019, the Company entered into a note purchase agreement with certain entities advised by Pacific Investment Management Company ("PIMCO"), under which the Company issued unsecured fixed rate senior notes ("Notes") in the amount of $175 million. The Notes consist of two classes, Class A Notes and Class B Notes, with principal amounts of $50 million and $125 million, respectively. The Class A Notes bear interest at an annual fixed rate of 4.74 percent and matured on October 15, 2021. The Class B Notes bear interest at an annual fixed rate of 5.20 percent and mature on October 15, 2023. Interest on the Notes is payable semi-annually. The unpaid principal amounts are due in full on the respective maturity dates and may not be prepaid by the Company. The Class A Notes were repaid by the Company upon maturity on October 15, 2021.

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

The Company has established reserves for potential losses that are probable and reasonably estimable that may result from pending and potential legal actions, investigations and regulatory proceedings. Reasonably possible losses in excess of amounts accrued at September 30, 2021 are not material. In many cases, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount or range of any potential loss, particularly where proceedings may be in relatively early stages or where plaintiffs are seeking substantial or indeterminate damages. Matters frequently need to be more developed before a loss or range of loss can reasonably be estimated.

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

Note 13 Restructuring and Integration Costs

The Company incurred restructuring and integration costs for the three months ended September 30, 2021, related to its announced acquisition of Cornerstone Macro, as discussed in Note 20. The Company incurred restructuring and integration costs for the nine months ended September 30, 2021, primarily associated with its vacated leased office space in conjunction with its acquisitions of TRS and Valence. The Company incurred restructuring and integration costs for the three and nine months ended September 30, 2020, primarily in conjunction with its acquisitions of Sandler O'Neill and Valence.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2021	2020	2021	2020
Vacated leased office space	$—	$1,820	$3,404	$1,908
Severance, benefits and outplacement	—	6	—	2,927
Contract termination	—	(123)	—	(590)
Total restructuring costs	—	1,703	3,404	4,245

Integration costs	314	(111)	478	2,973

Total restructuring and integration costs	$314	$1,592	$3,882	$7,218

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 14 Shareholders' Equity

Share Repurchases

Effective January 1, 2020, the Company's board of directors authorized the repurchase of up to $150.0 million in common shares through December 31, 2021. During the nine months ended September 30, 2021, the Company repurchased 417,903 shares at an average price of $125.03 per share for an aggregate purchase price of $52.3 million related to this authorization. During the nine months ended September 30, 2020, the Company repurchased 188,319 shares at an average price of $69.72 per share for an aggregate purchase price of $13.1 million related to this authorization. At September 30, 2021, the Company had $84.6 million remaining under this authorization.

The Company also purchases shares of common stock from restricted stock award recipients upon the award vesting or as recipients sell shares to meet their employment tax obligations. The Company purchased 145,683 shares and 102,556 shares, or $16.1 million and $8.6 million of the Company's common stock for these purposes during the nine months ended September 30, 2021 and 2020, respectively.

Issuance of Shares

The Company issues common shares out of treasury stock as a result of employee restricted share vesting and exercise transactions as discussed in Note 15. During the nine months ended September 30, 2021 and 2020, the Company issued 896,595 shares and 282,718 shares, respectively, related to these obligations. During the nine months ended September 30, 2020, the Company also issued 34,205 common shares out of treasury stock for Sandler O'Neill deal consideration, as discussed in Note 3.

Dividends

The Company's current dividend policy is intended to return a metric based on fiscal year net income. The board of directors determines the declaration and payment of dividends and is free to change the dividend policy at any time.

During the nine months ended September 30, 2021, the Company declared and paid quarterly cash dividends on its common stock, aggregating $1.40 per share, and a special cash dividend on its common stock related to fiscal year 2020 results of $1.85 per share, totaling $49.1 million.

On October 29, 2021, the board of directors declared both a quarterly and a special cash dividend on its common stock of $0.55 and $3.00 per share, respectively, to be paid on December 10, 2021, to shareholders of record as of the close of business on November 23, 2021. The special cash dividend relates to the Company's financial results for the nine months ended September 30, 2021.

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

Ownership interests in entities held by parties other than the Company's common shareholders are presented as noncontrolling interests within shareholders' equity, separate from the Company's own equity. Revenues, expenses and net income or loss are reported on the consolidated statements of operations on a consolidated basis, which includes amounts attributable to both the Company's common shareholders and noncontrolling interests. Net income or loss is then allocated between the Company and noncontrolling interests based upon their relative ownership interests. Net income applicable to noncontrolling interests is deducted from consolidated net income to determine net income applicable to the Company. There was no other comprehensive income or loss attributed to noncontrolling interests for the nine months ended September 30, 2021 and 2020.

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

The following table provides a summary of the Company's outstanding equity awards (in shares or units) as of September 30, 2021:

Incentive Plan
Restricted Stock
Annual grants	533,024
Sign-on grants	92,245
625,269
2019 Inducement Plan
Restricted Stock	96,000

2020 Inducement Plan
Restricted Stock	1,277,958

Total restricted stock related to compensation plans	1,999,227

Restricted stock related to acquisitions (1)	1,816,211

Total restricted stock outstanding	3,815,438

Incentive Plan
Restricted Stock Units	158,393

Incentive Plan
Stock Options	81,667
(1)The Company issued restricted stock with service conditions in conjunction with the acquisitions of Sandler O'Neill, Valence and TRS. See Note 3 for further discussion.

Incentive Plan

The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company's employees and directors for up to 9.4 million shares of common stock (1.4 million shares remained available for future issuance under the Incentive Plan as of September 30, 2021). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant's death, and at the discretion of the compensation committee of the Company's board of directors.

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

Up to 75 percent of the award can be earned based on the Company achieving certain average adjusted return on equity targets, as defined in the terms of the award agreements. The fair value of this portion of the award was based on the closing price of the Company's common stock on the grant date. If the Company determines that it is probable that the performance condition will be achieved, compensation expense is amortized on a straight-line basis over the 36-month performance period. The probability that the performance condition will be achieved is reevaluated each reporting period with changes in estimated outcomes accounted for using a cumulative effect adjustment to compensation expense. Compensation expense will be recognized only if the performance condition is met. Employees forfeit unvested restricted stock units upon termination of employment with a corresponding reversal of compensation expense. As of September 30, 2021, the Company has determined that the probability of achieving the performance condition for each award is as follows:

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

Stock-Based Compensation Activity

The following table summarizes the Company's stock-based compensation activity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in millions)	2021	2020	2021	2020
Stock-based compensation expense	$40.5	$29.9	$118.1	$79.5
Forfeitures	0.2	0.9	1.5	2.1
Tax benefit related to stock-based compensation expense	5.3	3.9	16.0	10.3

The following table summarizes the changes in the Company's unvested restricted stock:

	Unvested	Weighted Average
	Restricted Stock	Grant Date
	(in Shares)	Fair Value
December 31, 2020	4,312,557	$74.99
Granted	351,244	107.65
Vested	(828,926)	80.87
Canceled	(19,437)	89.83
September 30, 2021	3,815,438	$76.64

The following table summarizes the changes in the Company's unvested restricted stock units:

	Unvested	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
December 31, 2020	146,048	$85.60
Granted	62,569	103.69
Vested	(50,224)	92.93
Canceled	—	—
September 30, 2021	158,393	$90.43
As of September 30, 2021, there was $152.8 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 2.5 years.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the changes in the Company's outstanding stock options:

Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
December 31, 2020	81,667	$99.00	7.1	$155,167
Granted	—	—
Exercised	—	—
Canceled	—	—
Expired	—	—
September 30, 2021	81,667	$99.00	6.4	$3,222,580

Options exercisable at September 30, 2021	27,222	$99.00	6.4	$1,074,180

As of September 30, 2021, there was $0.5 million of unrecognized compensation cost related to stock options expected to be recognized over a weighted average period of 1.4 years.

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

The nonqualified deferred compensation plan is an unfunded plan which allows certain highly compensated employees, at their election, to defer a portion of their compensation. This plan was closed to future deferral elections by participants for performance periods beginning after December 31, 2017. The amounts deferred under this plan are held in a grantor trust. The Company invests, as a principal, in investments to economically hedge its obligation under the nonqualified deferred compensation plan. Investments in the grantor trust, consisting of mutual funds, totaled $18.8 million and $16.3 million as of September 30, 2021 and December 31, 2020, respectively, and are included in investments on the consolidated statements of financial condition. A corresponding deferred compensation liability is included in accrued compensation on the consolidated statements of financial condition. The compensation deferred by the employees was expensed in the period earned. Changes in the fair value of the investments made by the Company are reported in investment income and changes in the corresponding deferred compensation liability are reflected as compensation and benefits expense on the consolidated statements of operations.

In addition to the 2019 Inducement Plan established in conjunction with its acquisition of Weeden & Co., the Company entered into acquisition-related compensation arrangements with certain Weeden & Co. equity owners, a portion of whom are now employees of the Company. Additional cash of up to $31.5 million was available to be earned if a net revenue target was achieved during the period from January 1, 2020 to June 30, 2021 ("Weeden Earnout"). The Company accrued $31.5 million related to this additional cash payment, which was paid in September 2021. Amounts payable to employees were recorded as compensation expense on the consolidated statements of operations over the requisite service period. Amounts payable to non-employee equity holders were recorded as a liability as of the acquisition date and adjusted through the statement of operations for any changes after the acquisition date. The Company recorded $2.2 million in non-interest expenses related to the Weeden Earnout for the three months ended September 30, 2021 and 2020, and $6.5 million and $22.0 million for the nine months ended September 30, 2021 and 2020, respectively.

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

The computation of EPS is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2021	2020	2021	2020
Net income/(loss) applicable to Piper Sandler Companies	$45,721	$11,617	$165,001	$(1,656)

Shares for basic and diluted calculations:
Average shares used in basic computation	14,213	13,778	14,314	13,789
Stock options	17	—	9	—
Restricted stock units	204	153	171	119
Non-participating restricted shares (1)	2,613	923	2,327	672
Average shares used in diluted computation	17,047	14,853	16,821	14,580	(2)

Earnings/(loss) per common share:
Basic	$3.22	$0.84	$11.53	$(0.12)
Diluted	$2.68	$0.78	$9.81	$(0.12)	(2)
(1)Dividends on non-participating restricted shares are forfeitable until vested.
(2)Earnings per diluted common share is calculated using the basic weighted average number of common shares outstanding for periods in which a loss is incurred.

The anti-dilutive effects from stock options and non-participating restricted shares were immaterial for the nine months ended September 30, 2021. The average shares used in the diluted computation excluded anti-dilutive stock options and non-participating restricted shares of 0.8 million and 2.2 million for the three and nine months ended September 30, 2020, respectively.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)
Note 17 Revenues and Business Information

The Company's activities as an investment bank and institutional securities firm constitute a single business segment. The substantial majority of the Company's net revenues and long-lived assets are located in the U.S.

Reportable financial results are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2021	2020	2021	2020
Investment banking
Advisory services	$214,165	$77,250	$615,682	$274,045
Corporate financing	79,065	99,528	297,602	208,152
Municipal financing	42,373	26,457	105,540	79,863
Total investment banking	335,603	203,235	1,018,824	562,060

Institutional brokerage
Equity brokerage	34,062	33,439	112,169	121,936
Fixed income services	56,037	53,325	183,248	143,310
Total institutional brokerage	90,099	86,764	295,417	265,246

Interest income	1,485	2,095	5,215	11,225
Investment income	21,046	15,080	71,508	4,987

Total revenues	448,233	307,174	1,390,964	843,518

Interest expense	2,668	3,455	8,144	11,193

Net revenues	445,565	303,719	1,382,820	832,325

Non-interest expenses	369,855	279,070	1,110,183	834,308

Pre-tax income/(loss)	$75,710	$24,649	$272,637	$(1,983)

Pre-tax margin	17.0%	8.1%	19.7%	(0.2)%

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

At September 30, 2021, net capital calculated under the SEC rule was $279.4 million, and exceeded the minimum net capital required under the SEC rule by $278.4 million.

The Company's committed short-term credit facility, revolving credit facility and its Notes with PIMCO include covenants requiring Piper Sandler to maintain minimum net capital of $120 million. The Company's fully disclosed clearing agreement with Pershing includes a covenant requiring Piper Sandler to maintain excess net capital of $120 million.

Piper Sandler Ltd., a broker dealer subsidiary registered in the United Kingdom, is subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority. As of September 30, 2021, Piper Sandler Ltd. was in compliance with the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Piper Sandler Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At September 30, 2021, Piper Sandler Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Note 19 Income Taxes

The Company recorded income tax expense of $23.5 million and $5.7 million for the three months ended September 30, 2021 and 2020, respectively.

The Company recorded income tax expense of $67.9 million and an income tax benefit of $1.4 million for the nine months ended September 30, 2021 and 2020, respectively. Income tax expense/(benefit) included a tax benefit of $2.3 million and $0.2 million for the nine months ended September 30, 2021 and 2020, respectively, related to stock-based compensation awards vesting at values greater than the grant price.

The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which was enacted by the U.S. federal government on March 27, 2020 in response to the COVID-19 pandemic, contains tax provisions allowing a five-year carry back of any net operating losses incurred during federal tax years 2018, 2019 and 2020, to periods when the corporate federal tax rate was 35 percent. FASB Accounting Standards Codification Topic 740, "Income Taxes," requires companies to recognize the effect of tax law changes in the period of enactment. For the nine months ended September 30, 2020, the Company recorded $2.4 million of income tax benefits related to the tax provisions in the CARES Act.

Note 20 Subsequent Event

On October 14, 2021, the Company announced a definitive agreement to acquire Cornerstone Macro, an independent research firm focused on providing macro research and equity derivatives trading to institutional investors. The purchase price consists of cash consideration, and restricted stock will be granted for retention purposes. Additional cash consideration may be earned if certain revenue targets are achieved. The transaction is expected to close in the first quarter of 2022, subject to obtaining required regulatory approvals and other customary closing conditions.

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

On October 14, 2021, we announced a definitive agreement to acquire Cornerstone Macro, an independent research firm focused on providing macro research and equity derivatives trading to institutional investors. The transaction is expected to close in the first quarter of 2022, subject to obtaining required regulatory approvals and other customary closing conditions.

Financial Highlights

	Three Months Ended			Nine Months Ended
(Amounts in thousands, except per share data)	Sept. 30,	Sept. 30,	2021	Sept. 30,	Sept. 30,	2021
	2021	2020	v2020	2021	2020	v2020
U.S. GAAP
Net revenues	$445,565	$303,719	46.7%	$1,382,820	$832,325	66.1%
Compensation and benefits	301,859	209,660	44.0	907,439	611,344	48.4
Non-compensation expenses	67,996	69,410	(2.0)	202,744	222,964	(9.1)
Income/(loss) before income tax expense/(benefit)	75,710	24,649	207.2	272,637	(1,983)	N/M
Net income/(loss) applicable to Piper Sandler Companies	45,721	11,617	293.6	165,001	(1,656)	N/M
Earnings/(loss) per diluted common share	$2.68	$0.78	243.6	$9.81	$(0.12)	N/M

Ratios and margin
Compensation ratio	67.7%	69.0%		65.6%	73.5%
Non-compensation ratio	15.3%	22.9%		14.7%	26.8%
Pre-tax margin	17.0%	8.1%		19.7%	(0.2)%

Non-GAAP(1)
Adjusted net revenues	$440,330	$297,799	47.9%	$1,346,754	$835,388	61.2%
Adjusted compensation and benefits	265,120	181,736	45.9	818,223	526,201	55.5
Adjusted non-compensation expenses	59,186	55,176	7.3	173,298	167,520	3.4
Adjusted operating income	116,024	60,887	90.6	355,233	141,667	150.8
Adjusted net income applicable to Piper Sandler Companies	82,814	42,678	94.0	256,862	102,594	150.4
Adjusted earnings per diluted common share	$4.55	$2.38	91.2	$14.08	$5.73	145.7

Adjusted ratios and margin
Adjusted compensation ratio	60.2%	61.0%		60.8%	63.0%
Adjusted non-compensation ratio	13.4%	18.5%		12.9%	20.1%
Adjusted operating margin	26.3%	20.4%		26.4%	17.0%
N/M – Not meaningful

See the "Results of Operations" section for additional information.

(1)Reconciliation of U.S. GAAP to adjusted non-GAAP financial information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2021	2020	2021	2020
Net revenues:
Net revenues – U.S. GAAP basis	$445,565	$303,719	$1,382,820	$832,325
Adjustments:
Revenue related to noncontrolling interests	(7,453)	(8,393)	(42,788)	(4,092)
Interest expense on long-term financing	2,218	2,473	6,722	7,155
Adjusted net revenues	$440,330	$297,799	$1,346,754	$835,388

Compensation and benefits:
Compensation and benefits – U.S. GAAP basis	$301,859	$209,660	$907,439	$611,344
Adjustment:
Compensation from acquisition-related agreements	(36,739)	(27,924)	(89,216)	(85,143)
Adjusted compensation and benefits	$265,120	$181,736	$818,223	$526,201

Non-compensation expenses:
Non-compensation expenses – U.S. GAAP basis	$67,996	$69,410	$202,744	$222,964
Adjustments:
Non-compensation expenses related to noncontrolling interests	(976)	(1,035)	(3,004)	(3,019)
Acquisition-related restructuring and integration costs	(314)	(1,592)	(3,882)	(7,218)
Amortization of intangible assets related to acquisitions	(7,520)	(11,607)	(22,560)	(33,122)
Non-compensation expenses from acquisition-related agreements	—	—	—	(12,085)
Adjusted non-compensation expenses	$59,186	$55,176	$173,298	$167,520

Income/(loss) before income tax expense/(benefit):
Income/(loss) before income tax expense/(benefit) – U.S. GAAP basis	$75,710	$24,649	$272,637	$(1,983)
Adjustments:
Revenue related to noncontrolling interests	(7,453)	(8,393)	(42,788)	(4,092)
Interest expense on long-term financing	2,218	2,473	6,722	7,155
Non-compensation expenses related to noncontrolling interests	976	1,035	3,004	3,019
Compensation from acquisition-related agreements	36,739	27,924	89,216	85,143
Acquisition-related restructuring and integration costs	314	1,592	3,882	7,218
Amortization of intangible assets related to acquisitions	7,520	11,607	22,560	33,122
Non-compensation expenses from acquisition-related agreements	—	—	—	12,085
Adjusted operating income	$116,024	$60,887	$355,233	$141,667
Interest expense on long-term financing	(2,218)	(2,473)	(6,722)	(7,155)
Adjusted income before adjusted income tax expense	$113,806	$58,414	$348,511	$134,512

Net income/(loss) applicable to Piper Sandler Companies:
Net income/(loss) applicable to Piper Sandler Companies – U.S. GAAP basis	$45,721	$11,617	$165,001	$(1,656)
Adjustments:
Compensation from acquisition-related agreements	30,946	21,191	71,218	64,504
Acquisition-related restructuring and integration costs	236	1,207	2,910	6,009
Amortization of intangible assets related to acquisitions	5,911	8,663	17,733	24,721
Non-compensation expenses from acquisition-related agreements	—	—	—	9,016
Adjusted net income applicable to Piper Sandler Companies	$82,814	$42,678	$256,862	$102,594

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2021	2020	2021	2020
Earnings/(loss) per diluted common share:
Earnings/(loss) per diluted common share – U.S. GAAP basis	$2.68	$0.78	$9.81	$(0.12)
Adjustment for inclusion of unvested acquisition-related stock	(0.31)	(0.49)	(1.19)	(1.31)
	$2.37	$0.29	$8.62	$(1.43)
Adjustments:
Compensation from acquisition-related agreements	1.82	1.43	4.23	4.43
Acquisition-related restructuring and integration costs	0.01	0.08	0.17	0.41
Amortization of intangible assets related to acquisitions	0.35	0.58	1.06	1.70
Non-compensation expenses from acquisition-related agreements	—	—	—	0.62
Adjusted earnings per diluted common share	$4.55	$2.38	$14.08	$5.73

Weighted average diluted common shares outstanding:
Weighted average diluted common shares outstanding – U.S. GAAP basis	17,047	14,853	16,821	14,580
Adjustment:
Unvested acquisition-related restricted stock with service conditions	1,145	3,081	1,416	3,327
Adjusted weighted average diluted common shares outstanding	18,192	17,934	18,237	17,907

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

Outlook for the Remainder of 2021

We expect the economy to continue to improve at a moderate pace for the remainder of 2021. Economic fundamentals remain strong for growth, although uncertainty remains about the length and scope of the COVID-19 pandemic. Concerns also persist related to supply chain constraints, labor shortages and higher energy prices. Future legislative actions and policies by the U.S. federal government, such as those related to infrastructure and corporate income taxes, may also impact economic growth.

The U.S. Federal Reserve has maintained its short-term benchmark interest rate, which is close to zero. The level of inflation, which has continued to rise in the first nine months of 2021, will be monitored over several periods before considering an increase in interest rates. The U.S. Federal Reserve has also maintained its quantitative easing measures; however, the U.S. Federal Reserve will begin tapering these measures in November 2021.

Market conditions remained conducive for equity and debt capital raising in the third quarter of 2021. Although the level of capital raising activity has moderated from elevated levels in the first half of 2021, we expect to continue executing on transactions as the markets remain conducive.

We continued to experience a high level of advisory services activity in the third quarter of 2021. Ample availability of debt and equity, a favorable interest rate environment, strong business performance, CEO confidence and undeployed capital within the financial sponsor community are driving advisory services activity. We believe that our advisory services business is well positioned to continue to benefit from these favorable market conditions. Our pipeline is robust and broad-based across our industry teams, which we believe will lead to a strong fourth quarter of 2021.

Equity brokerage revenues in the third quarter of 2021 reflected lower market volumes resulting, in part, from the slowdown the market historically experiences during the summer months. We saw an acceleration of volatility at the end of the third quarter and anticipate activity levels will remain elevated through the remainder of the year. Additionally, there are a number of catalysts that could elevate client activity, including higher energy prices, labor and supply chain constraints impacting company earnings, and the enactment of significant new U.S. federal government spending and tax legislation.

In the third quarter of 2021, client activity in our fixed income services business moderated as interest rates declined early in the quarter. However, as rates moved higher in August and September 2021, activity among our financial services clients with excess liquidity increased. We anticipate this dynamic will continue into the fourth quarter of 2021.

Our municipal financing revenues in the third quarter of 2021 reflect strong contributions from both our governmental business and specialty sectors. We believe that municipal market issuance volumes, driven by new money issuance activity, will remain strong for the remainder of 2021 due to low interest rates and a strong credit outlook. Our pipeline remains robust which we believe will lead to another strong quarter to finish the year. Issuer capital needs, interest rate yields, rate stability and client demand will continue to be the principal drivers of the level of municipal finance activity going forward.

Results of Operations

Financial Summary for the three months ended September 30, 2021 and September 30, 2020

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of
				Net Revenues for the
	Three Months Ended			Three Months Ended
	September 30,			September 30,
			2021
(Amounts in thousands)	2021	2020	v2020	2021	2020
Revenues:
Investment banking	$335,603	$203,235	65.1%	75.3%	66.9%
Institutional brokerage	90,099	86,764	3.8	20.2	28.6
Interest income	1,485	2,095	(29.1)	0.3	0.7
Investment income	21,046	15,080	39.6	4.7	5.0
Total revenues	448,233	307,174	45.9	100.6	101.1

Interest expense	2,668	3,455	(22.8)	0.6	1.1

Net revenues	445,565	303,719	46.7	100.0	100.0

Non-interest expenses:
Compensation and benefits	301,859	209,660	44.0	67.7	69.0
Outside services	10,736	9,395	14.3	2.4	3.1
Occupancy and equipment	14,483	13,849	4.6	3.3	4.6
Communications	10,623	11,169	(4.9)	2.4	3.7
Marketing and business development	5,552	537	933.9	1.2	0.2
Deal-related expenses	10,975	13,543	(19.0)	2.5	4.5
Trade execution and clearance	3,637	3,666	(0.8)	0.8	1.2
Restructuring and integration costs	314	1,592	(80.3)	0.1	0.5
Intangible asset amortization	7,520	11,607	(35.2)	1.7	3.8
Other operating expenses	4,156	4,052	2.6	0.9	1.3
Total non-interest expenses	369,855	279,070	32.5	83.0	91.9

Income before income tax expense	75,710	24,649	207.2	17.0	8.1

Income tax expense	23,512	5,674	314.4	5.3	1.9

Net income	52,198	18,975	175.1	11.7	6.2

Net income applicable to noncontrolling interests	6,477	7,358	(12.0)	1.5	2.4

Net income applicable to Piper Sandler Companies	$45,721	$11,617	293.6%	10.3%	3.8%

For the three months ended September 30, 2021, we recorded net income applicable to Piper Sandler Companies of $45.7 million. Net revenues for the three months ended September 30, 2021 were $445.6 million, a 46.7 percent increase compared with $303.7 million in the year-ago period. In the third quarter of 2021, investment banking revenues were $335.6 million, up 65.1 percent compared to $203.2 million in the prior-year period. Significantly higher advisory services revenues, as well as increased municipal financing revenues, were partially offset by lower corporate financing revenues. For the three months ended September 30, 2021, institutional brokerage revenues increased 3.8 percent to $90.1 million, compared with $86.8 million in the third quarter of 2020, primarily due to higher fixed income services revenues. For the three months ended September 30, 2021, net interest expense was $1.2 million, compared to $1.4 million in the prior-year period. In the third quarter of 2021, we recorded investment income of $21.0 million, compared to $15.1 million in the third quarter of 2020. In the current quarter, we recorded higher gains on our investments and the noncontrolling interests in the merchant banking funds that we manage. Non-interest expenses were $369.9 million for the three months ended September 30, 2021, up 32.5 percent compared with $279.1 million in the prior-year period, due to higher compensation expenses resulting from increased revenues and profitability.

Consolidated Non-Interest Expenses

Compensation and Benefits – Compensation and benefits expenses, which are the largest component of our expenses, include salaries, incentive compensation, benefits, stock-based compensation, employment taxes, reversal of expenses associated with the forfeiture of stock-based compensation and other employee-related costs. A significant portion of compensation expense is comprised of variable incentive arrangements, including discretionary incentive compensation, the amount of which fluctuates in proportion to the level of business activity, increasing with higher revenues and operating profits. Other compensation costs, primarily base salaries and benefits, are more fixed in nature. The timing of incentive compensation payments, which generally occur in February, has a greater impact on our cash position and liquidity than is reflected on our consolidated statements of operations. In conjunction with our acquisitions, we have granted restricted stock and restricted cash with service conditions, which are amortized to compensation expense over the service period. Additionally, expense estimates related to revenue-based earnout arrangements entered into as part of our acquisitions are amortized to compensation expense over the service period.

The following table summarizes our future acquisition-related compensation expense for restricted stock and restricted cash with service conditions, as well as expense estimates related to revenue-based earnout arrangements:

(Amounts in thousands)
Remainder of 2021	$21,912
2022	86,664
2023	33,315
2024	22,041
2025	5,295
Total	$169,227

For the three months ended September 30, 2021, compensation and benefits expenses increased 44.0 percent to $301.9 million, compared with $209.7 million in the corresponding period of 2020, driven by higher revenues and operating profits. We also recorded additional compensation expense for an earnout associated with the acquisition of Valence related to our expectations of achieving a revenue threshold, as our chemicals and materials sector is outperforming initial projections. Compensation and benefits expenses as a percentage of net revenues was 67.7 percent in the third quarter of 2021, compared to 69.0 percent in the third quarter of 2020. The lower compensation ratio was due to an increased revenue base.

Outside Services – Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees, fund expenses associated with our consolidated alternative asset management funds and other professional fees. Outside services expenses increased 14.3 percent to $10.7 million in the third quarter of 2021, compared with $9.4 million in the corresponding period of 2020, primarily due to higher professional fees.

Occupancy and Equipment – For the three months ended September 30, 2021, occupancy and equipment expenses increased 4.6 percent to $14.5 million, compared with $13.8 million in the corresponding period of 2020.

Communications – Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third party market data information. For the three months ended September 30, 2021, communication expenses decreased 4.9 percent to $10.6 million, compared with $11.2 million in the corresponding period of 2020, due to a decline in market data services and telecommunications expenses.

Marketing and Business Development – Marketing and business development expenses include travel and entertainment costs, advertising and third party marketing fees. For the three months ended September 30, 2021, marketing and business development expenses increased to $5.6 million, compared with $0.5 million in the corresponding period of 2020. The increase was driven by higher travel and entertainment costs due to the easing of COVID-19 restrictions.

Deal-Related Expenses – Deal-related expenses include costs we incurred over the course of a completed investment banking deal, which primarily consist of legal fees, offering expenses, and travel and entertainment costs. For the three months ended September 30, 2021, deal-related expenses were $11.0 million, compared with $13.5 million for the three months ended September 30, 2020. The amount of deal-related expenses is principally dependent on the level of deal activity and may vary from period to period as the recognition of deal-related costs typically coincides with the closing of a transaction.

Trade Execution and Clearance – For the three months ended September 30, 2021, trade execution and clearance expenses were $3.6 million, essentially flat compared with the corresponding period of 2020.

Restructuring and Integration Costs – For the three months ended September 30, 2021, we incurred acquisition-related restructuring and integration costs of $0.3 million related to the announced acquisition of Cornerstone Macro. We expect to incur additional restructuring and integration costs in the fourth quarter of 2021 and in the first half of 2022. For the three months ended September 30, 2020, we incurred acquisition-related restructuring and integration costs of $1.6 million primarily related to vacated leased office space associated with the acquisition of Sandler O'Neill.

Intangible Asset Amortization – Intangible asset amortization includes the amortization of definite-lived intangible assets consisting of customer relationships and internally developed software. For the three months ended September 30, 2021, intangible asset amortization was $7.5 million, compared to $11.6 million for the three months ended September 30, 2020. The decrease was due to lower intangible asset amortization expense related to identifiable intangible assets associated with the acquisition of Sandler O'Neill, partially offset by incremental intangible asset amortization expense related to identifiable intangible assets associated with the acquisitions of Valence and TRS. Beginning in the first quarter of 2022, we anticipate incurring additional intangible asset amortization expense related to the acquisition of Cornerstone Macro.

The following table summarizes the future aggregate amortization expense of our intangible assets with determinable lives:

(Amounts in thousands)
Remainder of 2021	$7,520
2022	9,344
2023	7,442
2024	6,292
2025	5,302
Thereafter	5,998
Total	$41,898

Other Operating Expenses – Other operating expenses primarily include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. Other operating expenses were $4.2 million in the third quarter of 2021, essentially flat compared with the corresponding period in 2020. In the third quarter of 2021, higher expense related to our charitable giving program driven by higher operating profits was offset by foreign currency gains from our foreign currency cash accounts. In the third quarter of 2020, we recorded foreign currency losses from our foreign currency cash accounts.

Income Taxes – For the three months ended September 30, 2021, our provision for income taxes was $23.5 million. Excluding the impact of noncontrolling interests, our effective tax rate was 34.0 percent, which includes the impact of non-deductible covered employee compensation expense. Our effective tax rate was also impacted by non-deductible incremental compensation costs for an earnout related to the acquisition of Valence.

For the three months ended September 30, 2020, our provision for income taxes was $5.7 million. Excluding the impact of non-controlling interests, our effective tax rate was 32.8 percent, which includes the impact of non-deductible covered employee compensation expense.

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

The following table sets forth the adjusted, non-GAAP financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP financial results for the periods presented:

	Three Months Ended September 30,
	2021				2020
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Amounts in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Advisory services	$214,165	$—	$—	$214,165	$77,250	$—	$—	$77,250
Corporate financing	79,065	—	—	79,065	99,528	—	—	99,528
Municipal financing	42,373	—	—	42,373	26,457	—	—	26,457
Total investment banking	335,603	—	—	335,603	203,235	—	—	203,235

Institutional brokerage
Equity brokerage	34,062	—	—	34,062	33,439	—	—	33,439
Fixed income services	56,037	—	—	56,037	53,325	—	—	53,325
Total institutional brokerage	90,099	—	—	90,099	86,764	—	—	86,764

Interest income	1,485	—	—	1,485	2,095	—	—	2,095
Investment income	13,593	7,453	—	21,046	6,687	8,393	—	15,080

Total revenues	440,780	7,453	—	448,233	298,781	8,393	—	307,174

Interest expense	450	—	2,218	2,668	982	—	2,473	3,455

Net revenues	440,330	7,453	(2,218)	445,565	297,799	8,393	(2,473)	303,719

Non-interest expenses	324,306	976	44,573	369,855	236,912	1,035	41,123	279,070

Pre-tax income	$116,024	$6,477	$(46,791)	$75,710	$60,887	$7,358	$(43,596)	$24,649

Pre-tax margin	26.3%			17.0%	20.4%			8.1%
(1)The following is a summary of the adjustments needed to reconcile our consolidated U.S. GAAP financial results to the adjusted, non-GAAP financial results:
Noncontrolling interests – The impacts of consolidating noncontrolling interests in our alternative asset management funds are not included in our adjusted financial results.
Other adjustments – The following items are not included in our adjusted financial results:

	Three Months Ended September 30,
(Amounts in thousands)	2021	2020
Interest expense on long-term financing	$2,218	$2,473

Compensation from acquisition-related agreements	36,739	27,924
Acquisition-related restructuring and integration costs	314	1,592
Amortization of intangible assets related to acquisitions	7,520	11,607
	44,573	41,123

Total other adjustments	$46,791	$43,596

Net revenues on a U.S. GAAP basis were $445.6 million for the three months ended September 30, 2021, compared with $303.7 million in the prior-year period. For the three months ended September 30, 2021, adjusted net revenues were $440.3 million, compared with $297.8 million in the third quarter of 2020. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise.

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

In the third quarter of 2021, investment banking revenues increased 65.1 percent to $335.6 million, compared with $203.2 million in the prior-year period. For the three months ended September 30, 2021, advisory services revenues were $214.2 million, up 177.2 percent compared to $77.3 million in the third quarter of 2020, due to more completed transactions and a higher average fee. There was a significant market recovery in advisory services activity in the third quarter of 2021 compared to the slow prior-year period. Revenues for the third quarter of 2020 reflect the impact of the pause in advisory services activity during the early months of the COVID-19 pandemic. The uneven distribution of the number and size of deals results in revenue fluctuations from quarter to quarter. For the three months ended September 30, 2021, corporate financing revenues were $79.1 million, down 20.6 percent compared with $99.5 million for the three months ended September 30, 2020, due to lower revenue per transaction. Consistent with the market, our level of financing activity during the current quarter moderated compared to the elevated levels over the past several quarters. In the third quarter of 2021, activity for us was principally in the healthcare and financial services sectors. We served as book runner on 14 of the 15 healthcare equity deals we completed, and our financial services group continued to be active in debt and preferred financings. Municipal financing revenues for the three months ended September 30, 2021 were a record $42.4 million, up 60.2 percent compared to $26.5 million in the prior-year period. Market conditions remain robust as low interest rates and a strong credit outlook continue to drive strong new issuance activity. Our results in the third quarter of 2021, which included a few large fees, reflect strong execution within our governmental business and higher-yielding specialty sectors.

The following table provides investment banking deal information:

	Three Months Ended
	September 30,
(Dollars in billions)	2021	2020
Advisory services
M&A and restructuring transactions	68	34
Capital advisory transactions	31	32

Corporate financings
Total equity transactions	50	43
Book run equity transactions	29	29
Total debt and preferred transactions	16	16
Book run debt and preferred transactions	8	9

Municipal negotiated issues
Aggregate par value	$5.2	$4.7
Total issues	221	214

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

For the three months ended September 30, 2021, institutional brokerage revenues increased 3.8 percent to $90.1 million, compared with $86.8 million in the prior-year period. Equity brokerage revenues were $34.1 million in the third quarter of 2021, up slightly compared with $33.4 million in the corresponding period of 2020. For the three months ended September 30, 2021, fixed income services revenues were $56.0 million, up 5.1 percent compared to $53.3 million in the prior-year period. Although the decline in interest rates early in the third quarter of 2021 drove a pause in activity for some of our clients, we experienced increased activity among our financial services clients with excess liquidity, as interest rates moved higher in August and September 2021. We provided strategic advice to these clients on repositioning their balance sheets and portfolios, and investing in a changing interest rate environment.

Interest income represents amounts earned from holding long inventory positions. For the three months ended September 30, 2021, interest income decreased to $1.5 million, compared with $2.1 million for the three months ended September 30, 2020.

Investment income includes realized and unrealized gains and losses on investments, including amounts attributable to noncontrolling interests, in our merchant banking funds, as well as management and performance fees generated from those funds. For the three months ended September 30, 2021, we recorded investment income of $21.0 million, compared to $15.1 million in the corresponding period of 2020. In the third quarter of 2021, we recorded higher gains on our investments and the noncontrolling interests in the merchant banking funds that we manage. Excluding the impact of noncontrolling interests, adjusted investment income was $13.6 million and $6.7 million for the three months ended September 30, 2021 and 2020, respectively.

Interest expense represents amounts associated with financing, economically hedging and holding short inventory positions, including interest paid on our long-term financing arrangements, as well as commitment fees on our line of credit and revolving credit facility. For the three months ended September 30, 2021, interest expense decreased to $2.7 million, compared with $3.5 million in the prior-year period, reflecting lower funding balances. Additionally, the $20.0 million of unsecured promissory notes we entered into on April 3, 2020 to fund a portion of the Valence purchase price were repaid in the first quarter of 2021. We expect further reductions in interest paid on our long-term financing arrangements as we repaid our $50 million of Class A unsecured fixed rate senior notes upon maturity on October 15, 2021. Excluding the impact of interest expense on long-term financing, adjusted interest expense was $0.5 million and $1.0 million for the three months ended September 30, 2021 and 2020, respectively.

Pre-tax margin for the three months ended September 30, 2021 was 17.0 percent, compared to 8.1 percent for the corresponding period of 2020. Adjusted pre-tax margin for the three months ended September 30, 2021 increased to 26.3 percent, compared with 20.4 percent for the corresponding period of 2020. In the current quarter, the increase in pre-tax margin for both U.S. GAAP and adjusted results was driven by higher net revenues. Adjusted pre-tax margin also increased due to a lower compensation ratio.

Financial Summary for the nine months ended September 30, 2021 and September 30, 2020

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of
				Net Revenues for the
	Nine Months Ended			Nine Months Ended
	September 30,			September 30,
			2021
(Amounts in thousands)	2021	2020	v2020	2021	2020
Revenues:
Investment banking	$1,018,824	$562,060	81.3%	73.7%	67.5%
Institutional brokerage	295,417	265,246	11.4	21.4	31.9
Interest income	5,215	11,225	(53.5)	0.4	1.3
Investment income	71,508	4,987	N/M	5.2	0.6
Total revenues	1,390,964	843,518	64.9	100.6	101.3

Interest expense	8,144	11,193	(27.2)	0.6	1.3

Net revenues	1,382,820	832,325	66.1	100.0	100.0

Non-interest expenses:
Compensation and benefits	907,439	611,344	48.4	65.6	73.5
Outside services	29,004	27,733	4.6	2.1	3.3
Occupancy and equipment	42,225	39,356	7.3	3.1	4.7
Communications	32,457	33,899	(4.3)	2.3	4.1
Marketing and business development	12,733	13,164	(3.3)	0.9	1.6
Deal-related expenses	32,116	29,687	8.2	2.3	3.6
Trade execution and clearance	12,024	15,129	(20.5)	0.9	1.8
Restructuring and integration costs	3,882	7,218	(46.2)	0.3	0.9
Intangible asset amortization	22,560	33,122	(31.9)	1.6	4.0
Other operating expenses	15,743	23,656	(33.5)	1.1	2.8
Total non-interest expenses	1,110,183	834,308	33.1	80.3	100.2

Income/(loss) before income tax expense/(benefit)	272,637	(1,983)	N/M	19.7	(0.2)

Income tax expense/(benefit)	67,852	(1,400)	N/M	4.9	(0.2)

Net income/(loss)	204,785	(583)	N/M	14.8	(0.1)

Net income applicable to noncontrolling interests	39,784	1,073	N/M	2.9	0.1

Net income/(loss) applicable to Piper Sandler Companies	$165,001	$(1,656)	N/M	11.9%	(0.2)%
N/M – Not meaningful

Except as discussed below, the description of non-interest expenses and net revenues as well as the underlying reasons for variances to prior year are substantially the same as the comparative quarterly discussion.

For the nine months ended September 30, 2021, we recorded net income applicable to Piper Sandler Companies of $165.0 million. Net revenues for the nine months ended September 30, 2021 increased 66.1 percent to $1.38 billion, compared with $832.3 million in the year-ago period. In the first nine months of 2021, investment banking revenues increased 81.3 percent to $1.02 billion, compared with $562.1 million in the prior-year period, driven by a significant increase in advisory services revenues, as well as higher corporate and municipal financing revenues. For the nine months ended September 30, 2021, institutional brokerage revenues increased 11.4 percent to $295.4 million, compared with $265.2 million in the first nine months of 2020, as higher fixed income services revenues were partially offset by lower equity brokerage revenues. In the first nine months of 2021, net interest expense was $2.9 million, which resulted from a decline in interest income on our long inventory positions. In the first nine months of 2020, interest income of $11.2 million was offset by interest expense of the same amount. For the nine months ended September 30, 2021, we recorded investment income of $71.5 million, compared to $5.0 million in the prior-year period. In the first nine months of 2021, we recorded higher gains on our investments and the noncontrolling interests in the merchant banking funds that we manage. Non-interest expenses were $1.11 billion for the nine months ended September 30, 2021, up 33.1 percent compared to $834.3 million in the year-ago period, due to higher compensation expenses resulting from increased revenues and operating profits.
Consolidated Non-Interest Expenses
Occupancy and Equipment – For the nine months ended September 30, 2021, occupancy and equipment expenses increased 7.3 percent to $42.2 million, compared with $39.4 million in the corresponding period of 2020. The increase was primarily the result of higher software maintenance costs and incremental expenses related to our acquisitions of Valence and TRS.

Marketing and Business Development – For the nine months ended September 30, 2021, marketing and business development expenses decreased 3.3 percent to $12.7 million, compared with $13.2 million in the corresponding period of 2020. The decrease was driven by lower travel and entertainment costs in the first quarter of 2021 related to the COVID-19 pandemic.

Trade Execution and Clearance – For the nine months ended September 30, 2021, trade execution and clearance expenses were $12.0 million, compared with $15.1 million in the corresponding period of 2020. The decrease in trade execution and clearance expenses is reflective of higher trading volumes in the first quarter of 2020 driven by record levels of trading volatility during the period.

Restructuring and Integration Costs – For the nine months ended September 30, 2021, we incurred acquisition-related restructuring and integration costs of $3.9 million, primarily related to vacated leased office space associated with our acquisitions of Valence and TRS. For the nine months ended September 30, 2020, we incurred acquisition-related restructuring and integration costs of $7.2 million, primarily related to the acquisitions of Sandler O'Neill and Valence. The expenses consisted of $3.0 million of transaction costs, $2.9 million of severance benefits and $1.9 million for vacated leased office space. These expenses were partially offset by a credit of $0.6 million related to previously accrued contract termination costs that were settled favorably.

Other Operating Expenses – For the nine months ended September 30, 2021, other operating expenses were $15.7 million, compared with $23.7 million in the corresponding period of 2020. The decrease was due to a $12.1 million fair value adjustment recorded in the first quarter of 2020 related to the earnout for former Weeden & Co. L.P. equity owners who did not transition to our platform following the acquisition in 2019. We recorded the full value of the projected earnout as the non-employee equity owners do not have service requirements. This decrease was partially offset by higher expense related to our charitable giving program driven by higher operating profits.

Income Taxes – For the nine months ended September 30, 2021, our provision for income taxes was $67.9 million, which included a $2.3 million tax benefit related to stock-based compensation awards vesting at values greater than the grant price. Excluding the impact of this benefit and noncontrolling interests, our effective tax rate was 30.1 percent, which includes the impact of non-deductible covered employee compensation expense. Our effective tax rate was also impacted by non-deductible incremental compensation costs for an earnout related to the acquisition of Valence.

For the nine months ended September 30, 2020, our provision for income taxes was a benefit of $1.4 million, which included $2.4 million of income tax benefits related to the tax provisions in the Coronavirus Aid, Relief, and Economic Security Act, offset in part by the impact of non-deductible covered employee compensation expense.

Financial Performance

The following table sets forth the adjusted, non-GAAP financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP financial results for the periods presented:

	Nine Months Ended September 30,
	2021				2020
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Amounts in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Advisory services	$615,682	$—	$—	$615,682	$274,045	$—	$—	$274,045
Corporate financing	297,602	—	—	297,602	208,152	—	—	208,152
Municipal financing	105,540	—	—	105,540	79,863	—	—	79,863
Total investment banking	1,018,824	—	—	1,018,824	562,060	—	—	562,060

Institutional brokerage
Equity brokerage	112,169	—	—	112,169	121,936	—	—	121,936
Fixed income services	183,248	—	—	183,248	143,310	—	—	143,310
Total institutional brokerage	295,417	—	—	295,417	265,246	—	—	265,246

Interest income	5,215	—	—	5,215	11,225	—	—	11,225
Investment income	28,720	42,788	—	71,508	895	4,092	—	4,987

Total revenues	1,348,176	42,788	—	1,390,964	839,426	4,092	—	843,518

Interest expense	1,422	—	6,722	8,144	4,038	—	7,155	11,193

Net revenues	1,346,754	42,788	(6,722)	1,382,820	835,388	4,092	(7,155)	832,325

Non-interest expenses	991,521	3,004	115,658	1,110,183	693,721	3,019	137,568	834,308

Pre-tax income/(loss)	$355,233	$39,784	$(122,380)	$272,637	$141,667	$1,073	$(144,723)	$(1,983)

Pre-tax margin	26.4%			19.7%	17.0%			(0.2)%
(1)     The following is a summary of the adjustments needed to reconcile our consolidated U.S. GAAP financial results to the adjusted, non-GAAP financial results:
Noncontrolling interests – The impacts of consolidating noncontrolling interests in our alternative asset management funds are not included in our adjusted financial results.
Other adjustments – The following items are not included in our adjusted financial results:

	Nine Months Ended September 30,
(Amounts in thousands)	2021	2020
Interest expense on long-term financing	$6,722	$7,155

Compensation from acquisition-related agreements	89,216	85,143
Acquisition-related restructuring and integration costs	3,882	7,218
Amortization of intangible assets related to acquisitions	22,560	33,122
Non-compensation expenses from acquisition-related agreements	—	12,085
	115,658	137,568

Total other adjustments	$122,380	$144,723

Net revenues on a U.S. GAAP basis were $1.38 billion for the nine months ended September 30, 2021, compared with $832.3 million in the prior-year period. In the first nine months of 2021, adjusted net revenues were $1.35 billion, compared with $835.4 million in the first nine months of 2020. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise.

In the first nine months of 2021, investment banking revenues were $1.02 billion, up 81.3 percent compared to $562.1 million in the corresponding period of the prior year. For the nine months ended September 30, 2021, advisory services revenues were $615.7 million, up 124.7 percent compared with $274.0 million in the first nine months of 2020, due to more completed transactions and higher revenue per transaction. Market conditions were conducive and revenues in the first nine months of 2021 reflect a significant rebound for advisory services activity compared to the prior-year period. The demand for advisory services has been robust throughout the first nine months of 2021 as we assist clients in navigating a changing environment. For the first nine months of 2020, market-wide decreases in completed and announced deals reflected a pause in advisory services activity earlier in 2020 as companies evaluated the changing and uncertain environment due to COVID-19. For the nine months ended September 30, 2021, corporate financing revenues were $297.6 million, up 43.0 percent compared to $208.2 million in the prior-year period, driven by more completed and book run equity deals. Despite a moderated level of financing activity in the third quarter of 2021, market conditions have remained favorable for capital raising in the first nine months of 2021. Activity for us during the first nine months of 2021 was principally in the healthcare sector, and we served as book runner on 78 of the 83 healthcare equity deals we completed. In the prior-year period, capital raising activity substantially halted in March 2020 as volatility spiked; however, market conditions became favorable for capital raising during the second quarter of 2020, which continued into the third quarter of 2020. Municipal financing revenues for the nine months ended September 30, 2021 were $105.5 million compared to $79.9 million in the year-ago period. Our revenues increased approximately 32 percent relative to an approximate four percent decline in the overall market based on the par value of municipal negotiated issuances. Our results in the first nine months of 2021 were driven by strong issuance activity in our governmental business and specialty sectors.

The following table provides investment banking deal information:

	Nine Months Ended
	September 30,
(Dollars in billions)	2021	2020
Advisory services
M&A and restructuring transactions	175	116
Capital advisory transactions	99	62

Corporate financings
Total equity transactions	169	97
Book run equity transactions	108	70
Total debt and preferred transactions	41	45
Book run debt and preferred transactions	20	28

Municipal negotiated issues
Aggregate par value	$13.2	$14.3
Total issues	705	602

For the nine months ended September 30, 2021, institutional brokerage revenues increased to $295.4 million, compared with $265.2 million in the prior-year period. Equity brokerage revenues decreased 8.0 percent to $112.2 million in the first nine months of 2021, compared with $121.9 million in the corresponding period of 2020. Although volumes and volatility were elevated in the first quarter of 2021, driving robust client activity as investors repositioned based on the improved market outlook, these levels declined during the second and third quarters of 2021. In the prior-year period, the increased volatility market-wide in the first quarter of 2020 drove a significant increase in volumes as investors repositioned in response to market uncertainty and fund outflows. Volumes and volatility remained at elevated levels in the second quarter of 2020, but declined in the third quarter of 2020 after the tumultuous first half of the year. For the nine months ended September 30, 2021, fixed income services revenues were $183.2 million, up 27.9 percent compared to $143.3 million in the prior-year period, as a result of increased activity among our financial services clients with excess liquidity. Additionally, results in the first quarter of 2020 include trading losses in municipal securities due to the sharp and sudden market dislocation.

Interest income for the nine months ended September 30, 2021 decreased to $5.2 million, compared with $11.2 million in the prior-year period, reflecting lower average long inventory balances.

For the nine months ended September 30, 2021, we recorded investment income of $71.5 million, compared with $5.0 million in the year-ago period. In the first nine months of 2021, we recorded higher gains on our investments and the noncontrolling interests in the merchant banking funds that we manage. Lower equity valuations and an uncertain and challenging operating environment for some of our portfolio companies drove the fair value adjustments in our merchant banking portfolio in the first half of 2020. Excluding the impact of noncontrolling interests, adjusted investment income was $28.7 million for the nine months ended September 30, 2021, compared with $0.9 million for the nine months ended September 30, 2020.

Interest expense for the nine months ended September 30, 2021 was $8.1 million, compared with $11.2 million in the prior-year period. The decrease was primarily due to lower funding balances, as well as lower average short inventory balances. Additionally, the $20.0 million of unsecured promissory notes we entered into on April 3, 2020 to fund a portion of the Valence purchase price were repaid in the first quarter of 2021. Excluding the impact of interest expense on long-term financing, adjusted interest expense was $1.4 million and $4.0 million for the nine months ended September 30, 2021 and 2020, respectively.

Pre-tax margin for the nine months ended September 30, 2021 was 19.7 percent. The negative pre-tax margin of 0.2 percent for the nine months ended September 30, 2020 primarily resulted from higher acquisition-related compensation and non-compensation expenses, and intangible asset amortization. Adjusted pre-tax margin for the nine months ended September 30, 2021 increased to 26.4 percent, compared with 17.0 percent for the corresponding period of 2020. In the first nine months of 2021, pre-tax margin on both a U.S. GAAP and adjusted basis was driven by higher revenue levels. Additionally, adjusted pre-tax margin increased due to a lower compensation ratio.

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

We anticipate completing our 2021 annual goodwill and intangible asset impairment testing in the fourth quarter of 2021.

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

Our dividend policy is intended to return between 30 percent and 50 percent of our fiscal year adjusted net income to shareholders. Our board of directors determines the declaration and payment of dividends and is free to change our dividend policy at any time.

Given our level of earnings, strong capital position and positive outlook for the fourth quarter of 2021, our board of directors declared a special cash dividend of $3.00 per share on October 29, 2021. We anticipate our full year 2021 payout ratio to be near the midpoint of our policy range. As a result, we currently expect to declare another special cash dividend related to fiscal year 2021 in the first quarter of 2022, subject to approval by our board of directors.

Our board of directors declared the following dividends on shares of our common stock:

Declaration Date	Dividend Per Share	Record Date	Payment Date
January 31, 2020 (1)	$0.750	March 2, 2020	March 13, 2020
January 31, 2020	$0.375	March 2, 2020	March 13, 2020
May 1, 2020	$0.200	May 29, 2020	June 12, 2020
July 31, 2020	$0.300	August 28, 2020	September 11, 2020
October 30, 2020	$0.375	November 24, 2020	December 11, 2020
February 4, 2021 (2)	$1.850	March 3, 2021	March 12, 2021
February 4, 2021	$0.400	March 3, 2021	March 12, 2021
April 30, 2021	$0.450	May 28, 2021	June 11, 2021
July 30, 2021	$0.550	August 27, 2021	September 10, 2021
October 29, 2021 (3)	$3.000	November 23, 2021	December 10, 2021
October 29, 2021	$0.550	November 23, 2021	December 10, 2021
(1)Represents a special cash dividend based on our fiscal year 2019 results.
(2)Represents a special cash dividend based on our fiscal year 2020 results.
(3)Represents a special cash dividend based on our financial results for the nine months ended September 30, 2021.

Effective January 1, 2020, our board of directors authorized the repurchase of up to $150.0 million in common shares through December 31, 2021. During the nine months ended September 30, 2021, we repurchased 417,903 shares of our common stock at an average price of $125.03 per share for an aggregate purchase price of $52.3 million related to this authorization. At September 30, 2021, we had $84.6 million remaining under this authorization.

We also purchase shares of common stock from restricted stock award recipients upon the award vesting or as recipients sell shares to meet their employment tax obligations. During the first nine months of 2021, we purchased 145,683 shares or $16.1 million of our common stock for these purposes.

Leverage

The following table presents total assets, adjusted assets, total shareholders' equity and tangible common shareholders' equity with the resulting leverage ratios:

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Total assets	$2,194,153	$1,997,140
Deduct: Goodwill and intangible assets	(354,806)	(377,366)
Deduct: Right-of-use lease asset	(72,011)	(82,543)
Deduct: Assets from noncontrolling interests	(137,835)	(97,375)
Adjusted assets	$1,629,501	$1,439,856

Total shareholders' equity	$1,114,096	$926,082
Deduct: Goodwill and intangible assets	(354,806)	(377,366)
Deduct: Noncontrolling interests	(133,891)	(96,657)
Tangible common shareholders' equity	$625,399	$452,059

Leverage ratio (1)	2.0	2.2

Adjusted leverage ratio (2)	2.6	3.2
(1)Leverage ratio equals total assets divided by total shareholders' equity.
(2)Adjusted leverage ratio equals adjusted assets divided by tangible common shareholders' equity.

Adjusted assets and tangible common shareholders' equity are non-GAAP financial measures. Goodwill and intangible assets are subtracted from total assets and total shareholders' equity in determining adjusted assets and tangible common shareholders' equity, respectively, as we believe that goodwill and intangible assets do not constitute operating assets that can be deployed in a liquid manner. The right-of-use lease asset is also subtracted from total assets in determining adjusted assets as it is not an operating asset that can be deployed in a liquid manner. Amounts attributed to noncontrolling interests are subtracted from total assets and total shareholders' equity in determining adjusted assets and tangible common shareholders' equity, respectively, as they represent assets and equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Sandler Companies. We view the resulting measure of adjusted leverage, also a non-GAAP financial measure, as a more relevant measure of financial risk when comparing financial services companies. Our adjusted leverage ratio decreased from December 31, 2020, due to higher tangible common shareholders' equity driven by strong net income in the first nine months of 2021.

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

Pershing Clearing Arrangement – We have established an arrangement to obtain financing from Pershing related to the majority of our trading activities. Under our fully disclosed clearing agreement, the majority of our securities inventories and all of our customer activities are held by or cleared through Pershing. Financing under this arrangement is secured primarily by securities, and collateral limitations could reduce the amount of funding available under this arrangement. Our clearing arrangement activities are recorded net from trading activity and reported within receivables from or payables to brokers, dealers and clearing organizations. The funding is at the discretion of Pershing (i.e., uncommitted) and could be denied without a notice period. Our fully disclosed clearing agreement includes a covenant requiring Piper Sandler & Co., our U.S. broker dealer subsidiary, to maintain excess net capital of $120 million. At September 30, 2021, we had $4.2 million of financing outstanding under this arrangement.

Prime Broker Arrangement – We have established an overnight financing arrangement with a broker dealer related to our convertible securities inventories. Financing under this arrangement is secured primarily by convertible securities and collateral limitations could reduce the amount of funding available. The funding is at the discretion of the prime broker and could be denied subject to a notice period. This arrangement is reported within receivables from or payables to brokers, dealers and clearing organizations, net of trading activity. At September 30, 2021, we had $92.0 million of financing outstanding under this prime broker arrangement.

Committed Line – Our committed line is a one-year $100 million revolving secured credit facility. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, and the unpaid principal amount of all advances under the facility will be due on December 10, 2021. This credit facility has been in place since 2008 and we anticipate being able to renew the facility for another one-year term in the fourth quarter of 2021. At September 30, 2021, we had no advances against this line of credit.

Commercial Paper Program – Piper Sandler & Co. previously issued secured commercial paper to fund a portion of its securities inventory. We retired this program in April 2021.

Revolving Credit Facility – Our parent company, Piper Sandler Companies, has an unsecured $65 million revolving credit facility with U.S. Bank N.A. The credit agreement will terminate on December 20, 2022, unless otherwise terminated, and is subject to a one-year extension exercisable at our option. At September 30, 2021, there were no advances against this credit facility.

This credit facility includes customary events of default and covenants that, among other things, requires Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, limits our leverage ratio, requires maintenance of a minimum ratio of operating cash flow to fixed charges, and imposes certain limitations on our ability to make acquisitions and make payments on our capital stock. At September 30, 2021, we were in compliance with all covenants.

The following table presents the average balances outstanding for our various funding sources by quarter for 2021 and 2020:

	Average Balance for the Three Months Ended
(Amounts in millions)	Sept. 30, 2021	June 30, 2021	Mar. 31, 2021
Funding source:
Pershing clearing arrangement	$12.1	$5.2	$6.9
Prime broker arrangement	84.2	57.9	57.2
Commercial paper	—	—	—
Revolving credit facility	—	—	—
Total	$96.3	$63.1	$64.1

	Average Balance for the Three Months Ended
(Amounts in millions)	Dec. 31, 2020	Sept. 30, 2020	June 30, 2020	Mar. 31, 2020
Funding source:
Pershing clearing arrangement	$16.1	$3.3	$17.7	$117.8
Prime broker arrangement	97.5	90.2	81.9	72.3
Commercial paper	11.4	50.0	50.0	50.0
Revolving credit facility	4.9	29.3	50.0	7.1
Total	$129.9	$172.8	$199.6	$247.2

The average funding in the third quarter of 2021 decreased to $96.3 million, compared with $172.8 million during the third quarter of 2020, primarily due to the accumulation of cash from operations. Also, we repaid the outstanding balances under our commercial paper program and revolving credit facility in the second half of 2020.

The following table presents the maximum daily funding amount by quarter for 2021 and 2020:

(Amounts in millions)	2021	2020
First Quarter	$141.5	$642.1
Second Quarter	$306.2	$378.3
Third Quarter	$228.1	$401.7
Fourth Quarter		$482.3

Long-Term Financing

Senior Notes – On October 15, 2019, we entered into a note purchase agreement ("Note Purchase Agreement") under which we issued unsecured fixed rate senior notes ("Notes") in the amount of $175 million. The initial holders of the Notes are certain entities advised by Pacific Investment Management Company ("PIMCO"). The Notes consist of two classes, Class A Notes and Class B Notes, with principal amounts of $50 million and $125 million, respectively. The Class A Notes bear interest at an annual fixed rate of 4.74 percent and matured on October 15, 2021. The Class B Notes bear interest at an annual fixed rate of 5.20 percent and mature on October 15, 2023. Interest on the Notes is payable semi-annually. The unpaid principal amounts are due in full on the respective maturity dates and may not be prepaid.

The Note Purchase Agreement includes customary events of default and covenants that, among other things, requires Piper Sandler & Co. to maintain a minimum regulatory net capital, limits our leverage ratio and requires maintenance of a minimum ratio of operating cash flow to fixed charges. At September 30, 2021, we were in compliance with all covenants.

The $50 million of Class A Notes were repaid in full on the October 15, 2021 maturity date. Given our level of capital and strong cash generation from earnings, we decided not to renew our Class A Notes.

Valence Notes – On April 3, 2020, we entered into unsecured promissory notes as part of the acquisition of Valence totaling $20 million (the "Valence Notes"). The Valence Notes were repaid in the first quarter of 2021.

Capital Requirements

As a registered broker dealer and member firm of the Financial Industry Regulatory Authority, Inc. ("FINRA"), Piper Sandler & Co. is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule which requires that we maintain minimum net capital of $1.0 million. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain approvals, notifications and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. At September 30, 2021, our net capital under the SEC's uniform net capital rule was $279.4 million, and exceeded the minimum net capital required under the SEC rule by $278.4 million.

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

At September 30, 2021, Piper Sandler Ltd., our broker dealer subsidiary registered in the U.K., was subject to, and was in compliance with, the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority pursuant to the Financial Services Act of 2012.

Piper Sandler Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At September 30, 2021, Piper Sandler Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Off-Balance Sheet Arrangements

In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes the notional contract value of our off-balance sheet arrangements for the periods presented:

	Expiration Per Period at December 31,						Total Contractual Amount
				2024	2026		September 30,	December 31,
(Amounts in thousands)	2021	2022	2023	- 2025	- 2027	Later	2021	2020
Customer matched-book derivative contracts (1) (2)	$—	$17,340	$3,020	$31,840	$18,754	$1,656,442	$1,727,396	$1,955,131
Trading securities derivative contracts (2)	93,900	28,750	—	—	—	9,375	132,025	55,375
Investment commitments (3)	—	—	—	—	—	—	81,577	66,043
(1)Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with one major financial institution, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $159.7 million at September 30, 2021) who are not required to post collateral. The uncollateralized amounts, representing the fair value of the derivative contracts, expose us to the credit risk of these counterparties. At September 30, 2021, we had $19.8 million of credit exposure with these counterparties, including $16.4 million of credit exposure with one counterparty.
(2)We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At September 30, 2021 and December 31, 2020, the net fair value of these derivative contracts approximated $18.2 million and $18.1 million, respectively.
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

Investment Commitments

We have investments, including those made as part of our merchant banking activities, in various limited partnerships or limited liability companies that make direct or indirect equity or debt investments in companies. We commit capital and/or act as the managing partner of these entities. We have committed capital of $81.6 million to certain entities and these commitments generally have no specified call dates.

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

We estimate that a parallel 50 basis point adverse change in the market would result in a decrease of approximately $1.3 million in the carrying value of our fixed income securities inventory as of September 30, 2021, including the effect of the hedging transactions.

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

A key tenet of our risk management procedures related to credit risk is the daily monitoring of the credit quality of our long fixed income securities inventory. These rating trends and the credit quality mix are regularly reviewed with the executive financial risk committee. The following table summarizes the credit rating for our long corporate fixed income, municipal (taxable and tax-exempt), and U.S. government and agency securities as a percentage of the total of these asset classes as of September 30, 2021:

	AAA	AA	A	BBB	BB	Not Rated
Corporate fixed income securities	—%	—%	0.3%	0.6%	—%	—%
Municipal securities - taxable and tax-exempt	11.3%	53.7%	9.3%	1.1%	—%	1.0%
U.S. government and agency securities	0.9%	21.8%	—%	—%	—%	—%
	12.2%	75.5%	9.6%	1.7%	—%	1.0%

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

We have concentrated counterparty credit exposure with four non-publicly rated entities totaling $19.8 million at September 30, 2021. This counterparty credit exposure is part of our matched-book derivative program related to our public finance business, consisting primarily of interest rate swaps. One derivative counterparty represented 82.6 percent, or $16.4 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

During the third quarter of our fiscal year ending December 31, 2021, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below sets forth the information with respect to purchases made by or on behalf of Piper Sandler Companies or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the quarter ended September 30, 2021.

				Total Number of Shares	Approximate Dollar
				Purchased as Part of	Value of Shares Yet to be
	Total Number of		Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased		Paid per Share	Plans or Programs	Plans or Programs (1)
Month #1
(July 1, 2021 to July 31, 2021)	67,270	(2)	$125.38	50,644	$108	million
Month #2
(August 1, 2021 to August 31, 2021)	106,896	(3)	$136.13	100,935	$94	million
Month #3
(September 1, 2021 to September 30, 2021)	68,627		$134.25	68,627	$85	million
Total	242,793		$132.62	220,206	$85	million
(1)Effective January 1, 2020, our board of directors authorized the repurchase of up to $150.0 million of common stock through December 31, 2021.
(2)Consists of 50,644 shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent at an average price of $123.82 per share, and 16,626 shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price of $130.15 per share.
(3)Consists of 100,935 shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent at an average price of $135.66 per share, and 5,961 shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price of $144.00 per share.

ITEM 6.    EXHIBITS.

Exhibit Index
Exhibit		Method
Number	Description	of Filing

3.1	Amended and Restated Certificate of Incorporation.	(1)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	(2)
3.3	Amended and Restated Bylaws (as of January 3, 2020).	(3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer.	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith
32.1	Section 1350 Certifications.	Furnished herewith
101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.	Filed herewith
104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL.	Filed herewith
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

PIPER SANDLER COMPANIES

Date:	November 4, 2021	By	/s/ Chad R. Abraham
		Name	Chad R. Abraham
		Its	Chairman and Chief Executive Officer

Date:	November 4, 2021	By	/s/ Timothy L. Carter
		Name	Timothy L. Carter
		Its	Chief Financial Officer