Form 10-K
period 2021-12-31
PIPER SANDLER COMPANIES
filed 2022-02-25
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report.  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐ No  ☑
The aggregate market value of the 17,485,346 shares of the registrant's Common Stock, par value $0.01 per share, held by non-affiliates based upon the last sale price, as reported on the New York Stock Exchange, of the Common Stock on June 30, 2021 was approximately $2.3 billion.
As of February 18, 2022, the registrant had 18,183,948 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant's Proxy Statement for its 2022 Annual Meeting of Shareholders to be held on May 6, 2022.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2021 (this "Form 10-K") contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements include, among other things, statements other than historical information or statements of current conditions and may relate to our future plans and objectives and results, and also may include our belief regarding the effect of various legal proceedings, as set forth under "Legal Proceedings" in Part I, Item 3 of this Form 10-K and in our subsequent reports filed with the Securities and Exchange Commission ("SEC"). Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under "Risk Factors" in Part I, Item 1A of this Form 10-K, as well as those factors discussed under "External Factors Impacting Our Business" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Form 10-K and in our subsequent reports filed with the SEC. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.

ITEM 1.     BUSINESS.

Overview

Piper Sandler Companies is an investment bank and institutional securities firm, serving the needs of corporations, private equity groups, public entities, non-profit entities and institutional investors in the U.S. and internationally. Founded in 1895, Piper Sandler Companies provides a broad set of products and services, including financial advisory services; equity and debt capital markets products; public finance services; equity research and institutional brokerage; fixed income services; and alternative asset management strategies. Our headquarters are located in Minneapolis, Minnesota and we have offices across the United States and international locations in London, Aberdeen and Hong Kong.

Our Business

We operate in one reportable segment providing investment banking and institutional sales, trading and research services for various equity and fixed income products.

•Investment Banking – For our corporate clients, we provide advisory services, which includes mergers and acquisitions ("M&A"); equity and debt private placements; and debt and restructuring advisory. We also help raise capital through equity and debt financings. We operate in the following focus sectors: healthcare; financial services; consumer; energy and power; diversified industrials and services; technology; and chemicals and materials, primarily focusing on middle-market clients. For our government and non-profit clients, we underwrite municipal issuances, provide municipal financial advisory and loan placement services, and offer various over-the-counter derivative products. Our public finance investment banking capabilities focus on state and local governments, cultural and social service non-profit entities, special districts, project financings, and the education, healthcare, hospitality, senior living, housing and transportation sectors.

•Equity and Fixed Income Institutional Brokerage – We offer both equity and fixed income advisory and trade execution services for institutional investors, corporations, and government and non-profit entities. Integral to our capital markets efforts, we have equity sales and trading relationships with institutional investors in North America and Europe that invest in our core sectors. Our research analysts provide investment ideas and support to our trading clients on over 1,000 companies. Fixed income services provides advice on balance sheet management, investment strategy and customized portfolio solutions. We provide fixed income sales and trading solutions to banks, registered investment advisors, public entities, credit unions, and insurance companies. We principally engage in trading activities to facilitate customer needs.

•Alternative Asset Management Funds – We have created alternative asset management funds in merchant banking and healthcare in order to invest firm capital and to manage capital from outside investors.

Discontinued Operations

In the third quarter of 2019, we sold our traditional asset management subsidiary, Advisory Research, Inc. ("ARI"). ARI's results have been presented herein as discontinued operations for the year ended December 31, 2019. For further information on our discontinued operations, see Note 4 to our consolidated financial statements in Part II, Item 8 of this Form 10-K.

Financial Information about Geographic Areas

As of December 31, 2021, the substantial majority of our net revenues and long-lived assets were located in the U.S.

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

Human Capital

Piper Sandler Companies connects capital with opportunity to create value and build a better future, and our employees have been critical to achieving this mission throughout our operating history of more than 125 years. We believe that great people working together as a team are our competitive advantage, and it is crucial that we continue to attract and retain talented employees. As part of these efforts, we strive to offer a competitive compensation and benefits program and training and development opportunities, foster a community where everyone feels included and empowered to do their best work, and give employees the opportunity to give back to their communities.

As of December 31, 2021, we had 1,665 full-time employees, of which 1,587 were employed in the United States and 78 in the United Kingdom and Hong Kong. Approximately 1,220 of our employees were registered with the Financial Industry Regulatory Authority, Inc. ("FINRA") as of December 31, 2021. One key metric we use to benchmark our firm to industry peer companies is the number of investment banking managing directors. At December 31, 2021, we had 148 corporate investment banking managing directors.

Compensation and Benefits Program – Our compensation program is designed to attract, reward and retain employees who possess the skills necessary to support our business objectives and assist in the achievement of our strategic goals. We provide employees with competitive compensation packages that include base salary, annual incentive bonuses, length of service awards, and equity awards. For further information on the restricted shares we grant to employees as part of year-end compensation, see Note 19 to our consolidated financial statements in Part II, Item 8 of this Form 10-K. In addition to cash and equity compensation, we also offer benefits such as life and health (medical, dental and vision) insurance, paid time off, paid parental leave, health and wellness programs and a 401(k) plan. We believe our programs align both individual employees and long-term company performance with stockholder interests.

Training and Development – A core tenet of our talent system is to develop talent from within and to supplement with external candidates. We provide opportunities for employees to grow and build their careers through various training and development programs. We also have a talent and succession planning process, which is reviewed annually with our board of directors.

Diversity and Inclusion ("D&I") – At Piper Sandler Companies, we believe that diverse teams with unique backgrounds, skills and experiences yield more innovative solutions. This is reflected in our commitment to attract, retain and develop a diverse and talented workforce in a high-quality, equitable and inclusive environment. We are focused on building an inclusive culture through a variety of initiatives supported by our D&I committee, including mentorship and training. Our employee networks also serve as a source of inclusion and engagement for our employees, in addition to supporting our efforts to recruit a diverse workforce. Each employee network is sponsored and supported by senior leaders across the firm.

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

Information About our Executive Officers

Information regarding our executive officers and their ages as of February 18, 2022, are as follows:

Name	Age	Position(s)
Chad R. Abraham	53	Chief Executive Officer
Debbra L. Schoneman	53	President
Timothy L. Carter	54	Chief Financial Officer
James P. Baker	54	Global Co-Head of Investment Banking and Capital Markets
Michael R. Dillahunt	53	Global Co-Head of Investment Banking and Capital Markets
Jonathan J. Doyle	56	Vice Chairman and Head of Financial Services Group
John W. Geelan	46	General Counsel and Secretary

Chad R. Abraham is our chief executive officer, a position he has held since January 2018. He previously served as global co-head of investment banking and capital markets from October 2010 to December 2017. Prior to that, he served as head of equity capital markets since November 2005. Mr. Abraham joined Piper Sandler Companies in 1991 in our investment banking group and was promoted to managing director and head of technology investment banking in 1999.

Debbra L. Schoneman is our president, a position she has held since January 2018. She previously served as chief financial officer from May 2008 to December 2017, and global head of equities from June 2017 to December 2017. Prior to that, she served as treasurer from August 2006 until May 2008; and as finance director of our corporate and institutional services business from July 2002 until July 2004 when the role was expanded to include our public finance services division. Ms. Schoneman joined Piper Sandler Companies in 1990 in our accounting department.

Timothy L. Carter is our chief financial officer, a position he has held since January 2018. He previously served as senior vice president of finance from May 2017 to December 2017. Prior to that, he served as treasurer from May 2008 to May 2017, chief accounting officer from 2006 to May 2008, and controller from 1999 to 2006. Mr. Carter joined Piper Sandler Companies in 1995.

James P. Baker is our global co-head of investment banking and capital markets, a position he has held since January 2019. Prior to that, he served as our co-head of energy investment banking from February 2016 to December 2018. Mr. Baker joined Piper Sandler Companies in February 2016 in connection with our acquisition of Simmons & Company International, where Mr. Baker came to serve as a managing director and leader of its midstream/downstream investment banking group after joining in 2001. Prior to that, Mr. Baker was a director and chief financial officer at Koch Industries and led corporate finance and corporate development for Koch’s energy businesses, and a director for Alton Geoscience where he provided consulting services to refining and marketing companies on the West Coast.

Michael R. Dillahunt is our global co-head of investment banking and capital markets, a position he has held since March 2021. Prior to that, he served as co-head of our diversified industrials and services group from 2011 to 2020, and as vice chairman of investment banking and chairman of M&A and private equity coverage from 2020 to March 2021. Mr. Dillahunt joined Piper Sandler Companies in 1998, prior to which he had been an M&A and corporate attorney at Milbank LLP.

Jonathan J. Doyle is our vice chairman, senior managing principal and head of the financial services group, a position he has held since January 2020. Mr. Doyle joined Piper Sandler Companies in connection with our acquisition of Sandler O'Neill, where Mr. Doyle served as a senior managing principal since January 2012, and partner since January 1995. Mr. Doyle began his career at Marine Midland Bank.

John W. Geelan is our general counsel and secretary. He served as assistant general counsel and assistant secretary from November 2007 until becoming general counsel in January 2013. Mr. Geelan joined Piper Sandler Companies in 2005.

Additional Information

Our principal executive offices are located at 800 Nicollet Mall, Suite 900, Minneapolis, Minnesota 55402, and our general telephone number is (612) 303-6000. We maintain an Internet Web site at http://www.pipersandler.com. The information contained on and connected to our Web site is not incorporated into this Form 10-K. We make available free of charge on or through our Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and all other reports we file with the SEC, as soon as reasonably practicable after we electronically file these reports with, or furnish them to, the SEC. Such reports are also available on the SEC's Web site at http://www.sec.gov. "Piper Sandler," the "Company," "registrant," "we," "us" and "our" refer to Piper Sandler Companies and our subsidiaries. The Piper Sandler logo and the other trademarks, tradenames and service marks of Piper Sandler Companies mentioned in this report or elsewhere, including, but not limited to, PIPER SANDLERSM, PIPER JAFFRAY®, REALIZE THE POWER OF PARTNERSHIP®, SANDLER O'NEILLSM, SANDLER O'NEILL & PARTNERSSM, SANDLER O'NEILL MORTGAGE FINANCESM, CORNERSTONE MACRO®, TRSSM, TRS ADVISORSSM, SIMMONS ENERGY | A DIVISION OF PIPER SANDLER®, SIMMONS ENERGY | A DIVISION OF PIPER JAFFRAY®, SIMMONS ENERGY®, SIMMONS & COMPANY INTERNATIONALSM, SIMMONSCO-INTLSM, WEEDEN & CO.SM, PIPER SANDLER FINANCESM, PIPER JAFFRAY FINANCESM, PJIM®, PIPER SANDLER BIOINSIGHTSSM, PIPER JAFFRAY BIOINSIGHTSSM, BIOINSIGHTSSM, TAKING STOCK WITH TEENS®, HEALTHY ACTIVE AND SUSTAINABLE LIVING® and GUIDES FOR THE JOURNEY®, are the property of Piper Sandler Companies.

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

Economic and market conditions have had, and will continue to have, a direct and material impact on our results of operations and financial condition because performance in the financial services industry is heavily influenced by the overall strength of economic conditions and financial market activity. For example:

•In 2021, our business benefited from the continued improvement in economic conditions and business confidence as the world continued to adapt to the ongoing COVID-19 pandemic. These conditions, combined with accommodative markets and near record-low interest rates, contributed to strong performance across our businesses. Although we currently believe that the U.S. economy will continue growing in 2022, the beginning of the year has been marked by significant market volatility and uncertainty. We believe that continued economic growth will be dependent on a number of factors, including, but not limited to, the continued positive trajectory of the course of the pandemic, a moderation of the pace of inflation and supply chain issues that developed during 2021, and the nature, magnitude, and duration of hostilities stemming from Russia's invasion of Ukraine, including the effects of sanctions and retaliatory cyber attacks on the world economy and markets. Widespread concern or doubts in the market about the pace or ability of normal economic activity to resume, the potential for prolonged conflict in Ukraine or the broader outbreak of armed conflict in Eastern Europe, the pace, impact, or effectiveness of the actions by the U.S. Federal Reserve intended to manage the rate of inflation through interest rate increases and the termination of the quantitative easing program, or the efficacy or adequacy of government measures enacted to support the U.S. and global economy, could erode the outlook for macroeconomic conditions, economic growth, and business confidence, which would negatively impact our businesses.

•Our equities investment banking revenues from our advisory and equity capital markets businesses are directly related to macroeconomic conditions and corresponding financial market activity. Our equities investment banking business overall, but especially our capital markets business, has benefited from a recent cycle of strong financial market activity and company valuations. If the outlook for macroeconomic conditions were to become less certain or negative, that level of financial market activity would decrease, which would reduce our equities investment banking revenues. As an example, a significant portion of our equities investment banking revenues in recent years has been derived from advisory and capital markets engagements in our focus sectors, and activity in this area is highly correlated to the macroeconomic environment and market conditions. The first part of 2022 has seen significantly higher levels of volatility in global markets due to market participants' reactions to, and uncertainty surrounding, the magnitude and timing of actions to be taken by the U.S. Federal Reserve in response to heightened inflation, as well as Russia's invasion of Ukraine. This volatility has resulted in a decline in the level of activity in the financial markets. Continued market volatility or uncertainty related to actions taken or to be taken by the U.S. Federal Reserve, a decline in the global macroeconomic outlook, including as a result of Russia's invasion of Ukraine and the threat, or outbreak of more widespread armed conflict in Eastern Europe, or reduced expectations of U.S. economic growth and recovery from the COVID-19 pandemic would cause financial market activity to continue to decrease, which would negatively affect our equities investment banking revenues. In addition, global macroeconomic conditions and U.S. financial markets remain vulnerable to the potential risks posed by exogenous shocks, which could include, among other things, political or social unrest or financial uncertainty in the United States and the European Union, renewed concern about China's economy or financial sector, complications involving terrorism and armed conflicts around the world, or other challenges to global trade or travel. More generally, because our business is closely correlated to the macroeconomic outlook, a significant deterioration in that outlook or an exogenous shock would likely have an immediate and significant negative impact on our equities investment banking business and our overall results of operations.

It is difficult to predict the economic and market conditions for 2022, which are dependent upon the pace of global and U.S. economic recovery from COVID-19 and geopolitical events globally, including the nature, magnitude, and duration of armed conflict in Ukraine and Eastern Europe and other potential exogenous shocks. The first part of 2022 has seen significantly higher levels of volatility in global markets, which may continue during the year. Our smaller scale and the cyclical nature of the economy and the financial services industry leads to volatility in our financial results, including our operating margins, compensation ratios, business mix, and revenue and expense levels. Our financial performance may be limited by the fixed nature of certain expenses, the impact from unanticipated losses or expenses during the year, our business mix, and the inability to scale back costs in a timeframe to match decreases in revenue-related changes in market and economic conditions. As a result, our financial results may vary significantly from quarter to quarter and year to year.

Developments in specific business sectors and markets in which we conduct our business have in the past adversely affected, and may in the future adversely affect, our business and profitability.

Our results for a particular period may be disproportionately impacted by declines in specific sectors of the U.S. or global economy, or for certain products within the financial services industry, due to our business mix and focus areas. For example:

•Our equities investment banking business focuses on specific sectors, including healthcare, financial services, consumer, energy and power, diversified industrials and services, technology, and chemicals and materials. Volatility, uncertainty, or slowdowns in any of these sectors may adversely affect our business, sometimes disproportionately, and may cause volatility in the net revenues we receive from our corporate advisory and capital markets activities. Both the healthcare and financial services sectors are significant contributors to our overall results, and negative developments in either of these sectors, including but not limited to negative developments that result from legislative or regulatory actions, would materially and disproportionately impact our equities investment banking results, even if general economic conditions were strong. In addition, we may not participate, or may participate to a lesser degree than other firms, in sectors that experience significant activity, such as real estate, and our operating results may not correlate with the results of other firms that participate in these sectors.

•Our public finance investment banking business depends heavily upon conditions in the municipal market. It focuses on investment banking activity in sectors that include state and local governments, cultural and social service non-profit entities, special districts, project financings, and the education, healthcare, hospitality, senior living, housing and transportation sectors, with an emphasis on transactions with a par value of $500 million or less. Concerns about U.S. economic growth could have a disproportionate impact on high-yield sectors, which could have a negative impact on our public finance business. Further, the enactment, or the threat of enactment, of any legislation that alters the financing alternatives available to local or state governments or tax-exempt organizations through the elimination or reduction of tax-exempt bonds could have a negative impact on our results of operations in these businesses.

•Our fixed income institutional business derives its revenue from sales and trading activity in the municipal and taxable markets and from hybrid preferreds and government agency products. Our operating results for our fixed income institutional business may not correlate with the results of other firms or the fixed income market generally because we do not participate in significant segments of the fixed income markets such as credit default swaps, corporate high-yield bonds, currencies or commodities. Our client activity in the fixed income institutional business is currently concentrated in the banking industry.

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

We may grow in part through corporate development or similar activities that could include acquisitions, joint ventures and minority investment stakes, and entering into new lines of business. There are a number of risks associated with these activities. Costs or difficulties relating to a transaction, including integration of products, employees, technology systems, accounting systems and management controls, or entry into a new business line, may be difficult to predict accurately and be greater than expected causing our estimates to differ from actual results. Importantly, we may be unable to retain key personnel after a transaction, including personnel who are critical to the success of the ongoing business. We may incur unforeseen liabilities of an acquired company or from entry into a new business line that could impose significant and unanticipated legal costs on us. We will need to successfully manage these risks in order to fully realize the anticipated benefits of these transactions.

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

We remain at a competitive disadvantage given our relatively small size compared to some of our competitors. Large financial services firms generally have a larger capital base, greater access to capital, and greater technology resources, affording them greater capacity for risk and potential for innovation, an extended geographic reach and flexibility to offer a broader set of products. For example, some of these firms are able to use their larger capital base to offer additional products or services to their investment banking clients, which can be a competitive advantage. With respect to our fixed income institutional brokerage and public finance investment banking businesses, it is more difficult for us to diversify and differentiate our product set, and our fixed income business mix currently is concentrated in investment grade fixed income products, potentially with less opportunity for growth than other firms which have grown their fixed income businesses by investing in, developing and offering non-traditional products (e.g., credit default swaps, interest rate products and currencies and commodities).

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

A vibrant and ethical corporate culture is critical to ensuring that our employees put our clients' interests first and are able to identify and manage potential conflicts of interest, while also creating an environment in which each of our employees feels empowered to develop and pursue their full potential. Our expectations for our corporate culture and ethics are instilled and maintained by the "tone at the top" set by our management and board of directors. Lapses in our corporate culture could lead to reputational damage or employee loss, either of which could adversely affect our results of operations.

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

Liquidity, or ready access to funds, is essential to our business. To fund our business, we rely on financing provided by Pershing LLC ("Pershing") under our fully disclosed clearing agreement, a clearing arrangement with banking financing, as well as other bank financing. The financing provided by Pershing and the broker dealer is at their discretion (i.e., uncommitted) and could be denied. In January 2021, we increased the size of our unsecured revolving credit facility from $50 million to $65 million to use for working capital and general corporate purposes. Our broker dealer subsidiary also renewed a $100 million committed credit facility in December 2021 for an additional twelve months.

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

Concentration of risk increases the potential for significant losses in our sales and trading, alternative asset management, credit underwriting and syndication platform, and underwriting businesses. We have committed capital to these businesses, and we may take substantial positions in particular types of securities and/or issuers. This concentration of risk may cause us to suffer losses even when economic and market conditions are generally favorable for our competitors. Further, disruptions in the credit markets can make it difficult to hedge exposures effectively and economically.

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

Particular activities or products within our business expose us to increased credit risk, including inventory positions, interest rate swap contracts with customer credit exposure, counterparty risk with one major financial institution related to customer interest rate swap contracts without customer credit exposure, investment banking and advisory fee receivables, liquidity providers on variable rate demand notes we remarket, and similar activities. With respect to interest rate swap contracts with customer credit exposure, we have retained the credit exposure with four non-publicly rated counterparties totaling $20.7 million at December 31, 2021 as part of our matched-book interest rate swap program. In the event of a termination of the contract, the counterparty would owe us the applicable amount of the credit exposure. If our counterparty is unable to make its payment to us, we would still be obligated to pay our hedging counterparty, resulting in credit losses. Non-performance by our counterparties, clients and others, including with respect to our inventory positions and interest rate swap contracts with customer credit exposures, could result in losses, potentially material, and thus have a significant adverse effect on our business and results of operations.

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

We engage in a variety of activities in which we commit or invest our own capital, including underwriting and alternative asset management. In our role as underwriter for equity and fixed income securities, we commit to purchase securities from the issuer or one or more holders of the issuer's securities, and then sell those securities to other investors or into the public markets, as applicable. Our underwriting activities, including bought deal transactions and equity block trading activities, expose us to the risk of loss if the price of the security falls below the price we purchased the security before we are able to sell all of the securities that we purchased. For example, as an underwriter, or, with respect to equity securities, a block positioner, we may commit to purchasing securities from an issuer or one or more holders of the issuer's securities without having found purchasers for some or all of the securities. In those instances, we may find that we are unable to sell the securities at a price equal to or above the price at which we purchased the securities, or with respect to certain securities, at a price sufficient to cover our hedges. With respect to alternative asset management, our ability to withdraw our capital from these investments may be limited, and we may not be able to realize our investment objectives by sale or disposition at attractive prices, increasing our risk of losses. Our joint venture entities or other alternative asset management entities that underwrite and syndicate client debt may hold a portion of such debt after syndication, and our invested capital is exposed to a risk of loss to the extent that the debt is ultimately not repaid.

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

We use interest rate swaps and credit default swaps, interest rate locks, U.S. Treasury bond futures and options, and equity option contracts as a means to manage risk in certain inventory positions and to facilitate customer transactions. With respect to risk management, we enter into derivative contracts to hedge interest rate and market value risks associated with our security positions, including fixed income inventory positions that we hold for facilitating client activity. These instruments currently use interest rates based upon the Municipal Market Data ("MMD"), London Interbank Offered Rate ("LIBOR") or Securities Industry and Financial Markets Association ("SIFMA") index. Generally, we do not hedge all of our interest rate risk. In addition, these hedging strategies may not work in all market environments and as a result may not be effective in mitigating interest rate and market value risk, especially when market volatility reduces the correlation between a hedging vehicle and the securities inventory being hedged.

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

We make various estimates that affect reported amounts and disclosures. Broadly, those estimates are used in measuring fair value of certain financial instruments, investments in private companies, accounting for goodwill and intangible assets, establishing provisions for potential losses that may arise from litigation, and regulatory proceedings and tax examinations. Estimates are based on available information and judgment. Therefore, actual results could differ from our estimates and that difference could have a material effect on our consolidated financial statements. With respect to accounting for goodwill and intangible assets, we complete our annual goodwill and intangible asset impairment testing in the fourth quarter of each year or earlier if impairment indicators are present. Impairment charges resulting from this valuation analysis could materially adversely affect our results of operations.

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

We operate under a fully disclosed model for all of our client clearing activities, and for all of our securities inventories with the exception of convertible securities. In a fully disclosed model, we act as an introducing broker for most customer transactions and rely on a clearing broker dealer to handle clearance and settlement of our customers' securities transactions. The clearing services provided by our clearing broker dealer, Pershing, are critical to our business operations, and similar to other important outsourced operations, any failure by the clearing agent with respect to the services we rely on it to provide could significantly disrupt and negatively impact our operations and financial results. We also contract with third parties for market data services, which constantly broadcast news, quotes, analytics and other relevant information to our employees, as well as other critical data processing activities. In the event that any of these service providers fails to adequately perform such services or the relationship between that service provider and us is terminated, we may experience a significant disruption in our operations, including our ability to timely and accurately process transactions or maintain complete and accurate records of those transactions.

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

We have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors regarding our internal control over financial reporting. We are in compliance with Section 404 of the Sarbanes-Oxley Act as of December 31, 2021. However, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to maintain an effective internal control environment could materially adversely affect our business.
Legal and Regulatory Risk

Legal and regulatory risk includes the risk of non-compliance with applicable legal and regulatory requirements and the loss to our reputation we may suffer as a result of failure to comply with laws, regulations, rules, related SRO standards and codes of conduct applicable to our business activities. It also includes the risk that legislation could reduce or eliminate certain business activities that we are currently engaged in, which could negatively impact our future financial condition or results of operations. The following are those material legal and regulatory risk factors that we have identified that could pose a risk to us.

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

As a participant in the financial services industry, we are subject to complex and extensive regulation of many aspects of our business by U.S. federal and state regulatory agencies, SROs (including securities exchanges) and by foreign governmental agencies, regulatory bodies and securities exchanges. Specifically, our operating subsidiaries include broker dealer and related securities entities organized in the United States, the United Kingdom, and Hong Kong. Each of these entities is registered or licensed with the applicable local regulator and is subject to all of the applicable rules and regulations promulgated by those authorities. In addition, our asset management subsidiaries, PSC Capital Partners LLC, Piper Sandler Advisors LLC, Piper Heartland Healthcare Capital LLC and Piper Sandler Finance Management LLC, as well as Piper Sandler & Co., are registered as investment advisors with the SEC and subject to the regulation and oversight by the SEC, and we have an additional asset management subsidiary subject to regulation in Guernsey.

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

The effort to combat money laundering also has become a high priority in governmental policy with respect to financial institutions. The obligation of financial institutions, including ourselves, to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, has required the implementation and maintenance of internal practices, procedures and controls which have increased, and may continue to increase, our costs. Any failure with respect to our programs in this area could subject us to serious regulatory consequences, including substantial fines, and potentially other liabilities. In addition, our international operations require compliance with anti-bribery laws, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010. These laws generally prohibit companies and their intermediaries from engaging in bribery or making other improper payments to foreign officials for the purpose of obtaining or retaining business or gaining an unfair business advantage. While our employees and agents are required to comply with these laws, we cannot ensure that our internal control policies and procedures will always protect us from intentional, reckless or negligent acts committed by our employees or agents, which acts could subject our company to fines or other regulatory consequences that could disrupt our operations and negatively impact our results of operations.

Legislative and regulatory proposals could significantly curtail the revenue from certain products that we currently provide or otherwise have a material adverse effect on our results of operations.

Proposed changes in laws or regulations relating to our business could decrease, perhaps significantly, the revenue that we receive from certain products or services that we provide, or otherwise have a material adverse effect on our results of operations. Both the healthcare and financial services sectors are significant contributors to our overall results, and negative developments in either of these sectors, including but not limited to negative developments that result from legislative or regulatory actions, could negatively affect our results of operations, even if general economic conditions were strong.

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

Piper Sandler Companies, our holding company, depends on dividends, distributions and other payments from our subsidiaries to fund its obligations. The regulatory restrictions described above may impede access to funds our holding company needs to make payments on any such obligations.

Other Risks to Our Shareholders

The following are additional risk factors that we have identified that could pose a material risk to us or our shareholders.

We may change our dividend policy at any time and there can be no assurance that we will continue to declare cash dividends.

Our current dividend policy is to return between 30 percent and 50 percent of our fiscal year adjusted net income to shareholders. Although we expect to pay dividends to our shareholders in accordance with our dividend policy, we have no obligation to pay any dividend, and our dividend policy may change at any time without notice. The declaration and payment of dividends is at the discretion of our board of directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and capital uses, limitations imposed by our indebtedness, legal requirements and other factors that our board of directors deems relevant. As a result, we may not pay dividends at any rate or at all.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.     PROPERTIES.

As of February 18, 2022, we conducted our operations through 65 principal offices in 31 states, and the District of Columbia, and in London, Aberdeen and Hong Kong. All of our offices are leased. Our principal executive office is located at 800 Nicollet Mall, Suite 900, Minneapolis, Minnesota 55402 and, as of February 18, 2022, comprises approximately 124,000 square feet of space under a lease which expires November 30, 2025, with an early termination option effective January 31, 2023.

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

Litigation-related expenses include amounts we reserve and/or pay out as legal and regulatory settlements, awards or judgments, and fines. Parties who initiate litigation and arbitration proceedings against us may seek substantial or indeterminate damages, and regulatory investigations can result in substantial fines being imposed on us. We reserve for contingencies related to legal proceedings at the time and to the extent we determine the amount to be probable and reasonably estimable. However, it is inherently difficult to predict accurately the timing and outcome of legal proceedings, including the amounts of any settlements, judgments or fines. We assess each proceeding based on its particular facts, our outside advisors' assessment and our past experience with similar matters, and expectations regarding the current legal and regulatory environment and other external developments that might affect the outcome of a particular proceeding or type of proceeding. Subject to the foregoing, we believe, based on our current knowledge, after appropriate consultation with outside legal counsel and taking into account our established reserves, that pending legal actions, investigations and regulatory proceedings, will be resolved with no material adverse effect on our consolidated financial condition, results of operations or cash flows. However, there can be no assurance that our assessments will reflect the ultimate outcome of pending proceedings, and the outcome of any particular matter may be material to our operating results for any particular period, depending, in part, on the operating results for that period and the amount of established reserves. Reasonably possible losses in excess of amounts accrued at December 31, 2021 are not material. We generally have denied, or believe that we have meritorious defenses and will deny, liability in all significant cases currently pending against us, and we intend to vigorously defend such actions.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol "PIPR."

Shareholders

We had 9,527 shareholders of record and approximately 37,619 beneficial owners of our common stock as of February 18, 2022.

Dividend Policy

Our board of directors has approved a dividend policy with the intention of returning between 30 percent and 50 percent of our fiscal year adjusted net income to shareholders.

Our board of directors has declared an additional special cash dividend on our common stock of $4.50 per share related to 2021 adjusted net income. This special dividend will be paid on March 11, 2022, to shareholders of record as of the close of business on March 2, 2022. Including this special cash dividend, we will have returned $9.45 per share, or approximately 43 percent of our fiscal year 2021 adjusted net income to shareholders. In addition, our board of directors has declared a quarterly cash dividend on our common stock of $0.60 per share to be paid on March 11, 2022, to shareholders of record as of the close of business on March 2, 2022.

Our board of directors is free to change our dividend policy at any time. Restrictions on our U.S. broker dealer subsidiary's ability to pay dividends are described in Note 22 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Piper Sandler Companies or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the quarter ended December 31, 2021.

			Total Number of Shares	Approximate Dollar
			Purchased as Part of	Value of Shares Yet to be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs (1)
Month #1
(October 1, 2021 to October 31, 2021)	—	$—	—	$85	million
Month #2
(November 1, 2021 to November 30, 2021)	3,403	$188.01	—	$85	million
Month #3
(December 1, 2021 to December 31, 2021)	5,031	$177.52	—	$85	million
Total	8,434	$181.75	—	$85	million

(1)	Effective January 1, 2020, our board of directors authorized the repurchase of up to $150.0 million of common stock, which expired on December 31, 2021. On November 18, 2021, our board of directors authorized the repurchase of up to $150.0 million of common stock. This authorization is effective January 1, 2022 through December 31, 2023.

Stock Performance Graph

This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph compares the performance of an investment in our common stock from December 31, 2016 through December 31, 2021, with the S&P 500 Index and the S&P 500 Diversified Financials Index. The graph assumes $100 was invested on December 31, 2016 in each of our common stock, the S&P 500 Index and the S&P 500 Diversified Financials Index, and that all dividends were reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

FIVE YEAR TOTAL RETURN FOR PIPER SANDLER COMPANIES COMMON STOCK,
THE S&P 500 INDEX AND THE S&P DIVERSIFIED FINANCIALS INDEX

$300
$250
$200
$150
$100
$50
$0
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
PIPR
S&P 500 Index
S&P 500 Diversified Financials

Company/Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Piper Sandler Companies	$100	$121.22	$96.14	$119.10	$154.39	$286.14
S&P 500 Index	100	121.83	116.49	153.17	181.35	233.41
S&P 500 Diversified Financials	100	124.89	112.50	140.15	156.07	212.05

ITEM 6.     RESERVED.

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

Item 7 in this Form 10-K discusses our 2021 and 2020 results and the year-over-year comparisons between 2021 and 2020. Discussion of our 2019 results and the year-over-year comparisons between 2020 and 2019 can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 25, 2021.

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

Investment banking services include financial advisory services, management of and participation in underwritings and municipal financing activities. Revenues are generated through the receipt of advisory and financing fees. Institutional sales, trading and research services focus on the trading of equity and fixed income products with institutions, corporations, government and non-profit entities. Revenues are generated through commissions and sales credits earned on equity and fixed income institutional sales activities, net interest revenues on trading securities held in inventory, profits and losses from trading these securities, and research checks as clients pay us for research services and corporate access offerings. In order to invest firm capital and to manage capital from outside investors, we have created two alternative asset management funds in merchant banking and one alternative asset management fund in the healthcare sector. We receive management and performance fees for managing these funds, as well as investment gains and losses. We historically generated revenue through strategic trading activities, which focused on investments in municipal bonds; however, we ceased these activities in the first half of 2020.

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

Our Business Strategy – Our long-term strategic objectives are to drive revenue growth, build a stronger and more durable platform, continue to gain market share, and maximize shareholder value. In order to meet these objectives, we are focused on the following:

•Continuing to transform our business and expand our deep sector expertise through strategic investments and selectively adding partners who share our client-centric culture and who can leverage our platform to better serve clients;
•Growing our investment banking platform through market share gains, accretive combinations, developing internal talent, and continued sector and geographic expansion. We also believe there is an opportunity to continue to capitalize on the strength of our U.S. franchises by expanding in Europe;
•Leveraging the scale within the equity brokerage and fixed income services platforms, driven by our expanded client base and product offerings, to grow market share; and
•Prudently managing capital to maintain our balance sheet strength with ample liquidity and flexibility through all market conditions.

Strategic Activities – Since early 2020, we have taken the following important steps in the execution of our business strategy.

•On February 4, 2022, we completed the acquisition of Cornerstone Macro, an independent research firm focused on providing macro research and equity derivatives trading to institutional investors. The transaction increases the scale of our institutional equities brokerage business and adds a highly ranked macro research platform.
•On January 5, 2022, we announced a definitive agreement to acquire Stamford Partners LLP ("Stamford Partners"), a specialist investment bank offering financial advisory and corporate development services in the European food and beverage and related consumer sectors. The transaction is expected to close in the first half of 2022, subject to obtaining required regulatory approvals and other customary closing conditions.
•During 2021, we continued to strengthen our specialty sector business within public finance, as illustrated by the special district group. We entered this space in late 2020 with six senior hires and currently have more than 20 dedicated professionals. We believe there is an opportunity to expand this expertise to more states and leverage our geographic reach and local relationships.
•We continued to grow organically by expanding sub-sector capabilities across business lines in 2021. Our corporate investment banking managing directors increased to 148, up seven percent from 2020, contributing to our larger and more diversified platform. In addition, our focus on high quality equity research and the build-out of a specialized sales and trading team are key differentiators in supporting our finance activity.
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

Financial Highlights

	Year Ended December 31,
(Amounts in thousands, except per share data)			2021
	2021	2020	v2020
U.S. GAAP
Net revenues	$2,031,061	$1,238,213	64.0%
Compensation and benefits	1,305,166	877,462	48.7
Non-compensation expenses	284,383	292,203	(2.7)
Income from continuing operations before income tax expense	441,512	68,548	544.1
Net income applicable to Piper Sandler Companies	278,514	40,504	587.6
Earnings per diluted common share	$16.43	$2.72	504.0

Ratios and margin
Compensation ratio	64.3%	70.9%
Non-compensation ratio	14.0%	23.6%
Pre-tax margin	21.7%	5.5%

Non-GAAP(1)
Adjusted net revenues	$1,980,457	$1,234,960	60.4%
Adjusted compensation and benefits	1,188,371	764,066	55.5
Adjusted non-compensation expenses	242,134	220,606	9.8
Adjusted operating income	549,952	250,288	119.7
Adjusted net income applicable to Piper Sandler Companies	399,037	177,555	124.7
Adjusted earnings per diluted common share	$21.92	$10.02	118.8

Adjusted ratios and margin
Adjusted compensation ratio	60.0%	61.9%
Adjusted non-compensation ratio	12.2%	17.9%
Adjusted operating margin	27.8%	20.3%

See the "Results of Operations" section for additional information.

(1)Reconciliation of U.S. GAAP to adjusted non-GAAP financial information

	Year Ended December 31,
(Amounts in thousands, except per share data)	2021	2020
Net revenues:
Net revenues – U.S. GAAP basis	$2,031,061	$1,238,213
Adjustments:
Revenue related to noncontrolling interests	(59,050)	(12,881)
Interest expense on long-term financing	8,446	9,628
Adjusted net revenues	$1,980,457	$1,234,960

Compensation and benefits:
Compensation and benefits – U.S. GAAP basis	$1,305,166	$877,462
Adjustment:
Compensation from acquisition-related agreements	(116,795)	(113,396)
Adjusted compensation and benefits	$1,188,371	$764,066

Non-compensation expenses:
Non-compensation expenses – U.S. GAAP basis	$284,383	$292,203
Adjustments:
Non-compensation expenses related to noncontrolling interests	(7,196)	(4,029)
Acquisition-related restructuring and integration costs	(4,724)	(10,755)
Amortization of intangible assets related to acquisitions	(30,080)	(44,728)
Non-compensation expenses from acquisition-related agreements	(249)	(12,085)
Adjusted non-compensation expenses	$242,134	$220,606

Income from continuing operations before income tax expense:
Income from continuing operations before income tax expense – U.S. GAAP basis	$441,512	$68,548
Adjustments:
Revenue related to noncontrolling interests	(59,050)	(12,881)
Interest expense on long-term financing	8,446	9,628
Non-compensation expenses related to noncontrolling interests	7,196	4,029
Compensation from acquisition-related agreements	116,795	113,396
Acquisition-related restructuring and integration costs	4,724	10,755
Amortization of intangible assets related to acquisitions	30,080	44,728
Non-compensation expenses from acquisition-related agreements	249	12,085
Adjusted operating income	$549,952	$250,288
Interest expense on long-term financing	(8,446)	(9,628)
Adjusted income before adjusted income tax expense	$541,506	$240,660

Net income applicable to Piper Sandler Companies:
Net income applicable to Piper Sandler Companies – U.S. GAAP basis	$278,514	$40,504
Adjustments:
Compensation from acquisition-related agreements	93,149	85,940
Acquisition-related restructuring and integration costs	3,544	8,712
Amortization of intangible assets related to acquisitions	23,644	33,383
Non-compensation expenses from acquisition-related agreements	186	9,016
Adjusted net income applicable to Piper Sandler Companies	$399,037	$177,555

Earnings per diluted common share:
Earnings per diluted common share – U.S. GAAP basis	$16.43	$2.72
Adjustment for inclusion of unvested acquisition-related stock	(1.62)	(1.89)
	$14.81	$0.83
Adjustments:
Compensation from acquisition-related agreements	5.49	5.76
Acquisition-related restructuring and integration costs	0.21	0.58
Amortization of intangible assets related to acquisitions	1.40	2.24
Non-compensation expenses from acquisition-related agreements	0.01	0.61
Adjusted earnings per diluted common share	$21.92	$10.02

Weighted average diluted common shares outstanding:
Weighted average diluted common shares outstanding – U.S. GAAP basis	16,955	14,901
Adjustment:
Unvested acquisition-related restricted stock with service conditions	1,251	2,814
Adjusted weighted average diluted common shares outstanding	18,206	17,715

Market Data

The following table provides a summary of relevant market data over the past three years.

	Year Ended December 31,
				2021	2020
	2021	2020	2019	v2020	v2019
U.S. Market Indices
S&P 500 (a)	4,766	3,756	3,231	26.9%	16.2%
Nasdaq (a)	15,645	12,888	8,973	21.4%	43.6%
U.S. Middle Market Mergers and Acquisitions
Announced transactions (number of transactions) (b)	4,625	3,637	3,013	27.2%	20.7%
U.S. Equity Capital Markets
Completed public equity offerings (number of transactions) (c)	1,996	1,285	887	55.3%	44.9%
Completed initial public offerings (number of transactions) (d)	1,008	436	206	131.2%	111.7%
Equity fee pool for sub-$5 billion (in millions) (e)	$13,640	$8,901	$4,379	53.2%	103.3%
U.S. Municipal Negotiated Issuances
Completed issuances (number of transactions) (f)	8,537	8,965	7,505	(4.8)%	19.5%
Aggregate par value (in billions) (f)	$378	$392	$327	(3.5)%	19.7%
Average CBOE Volatility Index (VIX)	20	29	15	(31.0)%	93.3%
Average Daily Number of Shares Traded
NYSE (shares in millions)	2,258	2,402	1,690	(6.0)%	42.1%
Nasdaq (shares in millions)	1,952	2,010	1,381	(2.9)%	45.5%
Interest Rates
3-month treasury average rate	0.04%	0.25%	2.11%	(84.0)%	(88.2)%
10-year treasury average rate	1.45%	0.81%	2.14%	79.0%	(62.1)%
Average 10-year MMD to 10-year Treasury Ratio (g)	0.68	1.22	0.79	(44.3)%	54.4%
(a)Data provided is at period end.
(b)Source: Refinitiv (transactions with reported deal value between $100 million and $1 billion and transactions with an undisclosed deal value that had a financial advisor).
(c)Source: Dealogic and Piper Sandler & Co. Equity Capital Markets (IPOs, follow-on offerings and convertible offerings with reported deal value greater than $10 million).
(d)Source: Dealogic and Piper Sandler & Co. Equity Capital Markets (offerings with reported deal value greater than $10 million).
(e)Source: Dealogic and Piper Sandler & Co. Equity Capital Markets (IPOs, follow-on offerings and convertible offerings with deal values greater than $10 million and PIPEs/RDs greater than $5 million for sub-$5 billion market cap issuers; SPAC IPO fees are represented as the standard two percent upfront fee unless noted differently on the IPO cover).
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

Factors that differentiate our business within the financial services industry also may affect our financial results. For example, our capital markets business focuses on specific industry sectors while serving principally a middle-market clientele. If the business environment for our focus sectors is impacted adversely, our business and results of operations could reflect these impacts. In addition, our business, with its specific areas of focus and investment, may not track overall market trends. Given the variability of the capital markets and securities businesses, our earnings may fluctuate significantly from period to period, and results for any individual period should not be considered indicative of future results.

We continue to monitor the ongoing and expected future impacts of COVID-19 on our business, as well as the resulting economic and market conditions. We have endeavored to protect the health and well-being of our employees and our clients while ensuring the continuity of business operations for our clients. As a result, a significant portion of our employees continue to work remotely. Our business continuity plan is operating effectively without any significant disruptions to our business, operations or control processes.

Outlook for 2022

We expect the economy to continue growing in 2022. Economic fundamentals remain strong for growth, although uncertainty remains about the length and scope of the COVID-19 pandemic. Concerns also persist related to supply chain constraints, labor shortages and higher energy prices. Geopolitical risks, such as Russia's invasion of Ukraine, have contributed to increased market volatility and uncertainty, and could result in a decline in the outlook for the continued U.S. and global economic recovery. Future legislative actions and policies by the U.S. federal government, including on levels of taxation and spending, may also impact economic growth.

In the fourth quarter of 2021, the U.S. Federal Reserve began tapering its quantitative easing measures and is anticipated to eliminate the program by the end of March 2022. The U.S. Federal Reserve is expected to raise its short-term benchmark interest rate multiple times in 2022. In determining the timing of each interest rate hike, the U.S. Federal Reserve will continue to monitor the level of inflation, which rose at the highest level in decades during 2021, along with the unemployment rate.

Capital raising activity benefited from strong investor demand and healthy valuations combined with relatively stable rising markets. We expect the level of equity capital raising activity will decline substantially in 2022 compared to the record levels of activity during the last two years.

We experienced a high level of advisory services activity across our industry sectors in 2021 driven by ample availability of debt and equity, a favorable interest rate environment, strong business performance, CEO confidence and undeployed capital within the financial sponsor community. Our strong relative performance and the focused investments we have made to grow our advisory platform contributed to our robust performance in 2021. Our pipeline remains strong across our industry teams and we believe that our advisory services business is well positioned to benefit from favorable market conditions in 2022.

In our equity brokerage business, the addition of Cornerstone Macro will be complementary to our company-specific research services and offer cross-selling opportunities and market share gains. Additionally, there are a number of catalysts that could elevate client activity in 2022, including higher energy prices, labor and supply chain constraints impacting company earnings, significant new U.S. federal government spending and the enactment of tax legislation.

Client activity was muted in our fixed income services business in the fourth quarter of 2021 due to the changing interest rate outlook and uncertain governmental fiscal policies. We anticipate a solid performance in 2022 as we assist clients in navigating a changing interest rate environment. Inflation and increased uncertainty with interest rates may result in more volatility in revenue generation as clients react to the changing environment.

Our municipal financing revenues in 2021 reflected strong contributions from both our governmental business and specialty sectors. We expect overall municipal market issuance levels in 2022 to be consistent with the previous two years as new money issuances continue to increase and refunding opportunities decline.

Results of Operations

Financial Summary

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

						As a Percentage of
						Net Revenues for the
	Year Ended December 31,					Year Ended December 31,
				2021	2020
(Amounts in thousands)	2021	2020	2019	v2020	v2019	2021	2020	2019
Revenues:
Investment banking	$1,553,219	$858,476	$629,392	80.9%	36.4%	76.5%	69.3%	75.4%
Institutional brokerage	387,577	357,753	167,891	8.3	113.1	19.1	28.9	20.1
Interest income	6,967	13,164	26,741	(47.1)	(50.8)	0.3	1.1	3.2
Investment income	94,032	23,265	22,275	304.2	4.4	4.6	1.9	2.7
Total revenues	2,041,795	1,252,658	846,299	63.0	48.0	100.5	101.2	101.4

Interest expense	10,734	14,445	11,733	(25.7)	23.1	0.5	1.2	1.4

Net revenues	2,031,061	1,238,213	834,566	64.0	48.4	100.0	100.0	100.0

Non-interest expenses:
Compensation and benefits	1,305,166	877,462	516,090	48.7	70.0	64.3	70.9	61.8
Outside services	45,942	38,377	36,184	19.7	6.1	2.3	3.1	4.3
Occupancy and equipment	56,946	54,007	36,795	5.4	46.8	2.8	4.4	4.4
Communications	44,008	44,358	30,760	(0.8)	44.2	2.2	3.6	3.7
Marketing and business development	20,902	13,472	28,780	55.2	(53.2)	1.0	1.1	3.4
Deal-related expenses	42,921	38,072	25,823	12.7	47.4	2.1	3.1	3.1
Trade execution and clearance	16,533	18,934	10,186	(12.7)	85.9	0.8	1.5	1.2
Restructuring and integration costs	4,724	10,755	14,321	(56.1)	(24.9)	0.2	0.9	1.7
Intangible asset amortization	30,080	44,728	4,298	(32.7)	940.7	1.5	3.6	0.5
Other operating expenses	22,327	29,500	12,350	(24.3)	138.9	1.1	2.4	1.5
Total non-interest expenses	1,589,549	1,169,665	715,587	35.9	63.5	78.3	94.5	85.7

Income from continuing operations before income tax expense	441,512	68,548	118,979	544.1	(42.4)	21.7	5.5	14.3

Income tax expense	111,144	19,192	24,577	479.1	(21.9)	5.5	1.5	2.9

Income from continuing operations	330,368	49,356	94,402	569.4	(47.7)	16.3	4.0	11.3

Discontinued operations:
Income from discontinued operations, net of tax	—	—	23,772	N/M	N/M	—	—	2.8
Net income	330,368	49,356	118,174	569.4	(58.2)	16.3	4.0	14.2

Net income applicable to noncontrolling interests	51,854	8,852	6,463	485.8	37.0	2.6	0.7	0.8

Net income applicable to Piper Sandler Companies	$278,514	$40,504	$111,711	587.6%	(63.7)%	13.7%	3.3%	13.4%
N/M — Not meaningful

For the year ended December 31, 2021, we recorded net income from continuing operations applicable to Piper Sandler Companies of $278.5 million. Net revenues from continuing operations for the year ended December 31, 2021 increased 64.0 percent to $2.03 billion, compared with $1.24 billion in the year-ago period. In 2021, investment banking revenues increased 80.9 percent to $1.55 billion, compared with $858.5 million in 2020, driven by a significant increase in advisory services revenues, as well as higher corporate and municipal financing revenues. For the year ended December 31, 2021, institutional brokerage revenues were $387.6 million, up 8.3 percent compared with $357.8 million in 2020, as higher fixed income services revenues were partially offset by lower equity brokerage revenues. In 2021, net interest expense was $3.8 million, compared to $1.3 million in 2020, resulting from a decline in interest income on our long inventory positions. For the year ended December 31, 2021, investment income was $94.0 million, compared with $23.3 million in 2020. In 2021, we recorded higher gains on our investments and the noncontrolling interests in the merchant banking funds that we manage. Non-interest expenses from continuing operations were $1.59 billion for the year ended December 31, 2021, up 35.9 percent compared with $1.17 billion in the prior year, due to higher compensation expenses resulting from increased revenues and profitability.

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

The following table summarizes our future acquisition-related compensation expense for restricted stock and restricted cash with service conditions, as well as expense estimates related to revenue-based earnout arrangements:

(Amounts in thousands)
2022	$86,131
2023	32,967
2024	21,887
2025	5,256
Total	$146,241

For the year ended December 31, 2021, compensation and benefits expenses increased 48.7 percent to $1.31 billion from $877.5 million in 2020, driven by higher revenues and operating profits. Compensation and benefits expenses as a percentage of net revenues was 64.3 percent in 2021, compared with 70.9 percent in 2020. The lower compensation ratio was due to the impact of fixed compensation costs on an increased revenue base.

Outside Services – Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees, fund expenses associated with our consolidated alternative asset management funds and other professional fees. Outside services expenses increased 19.7 percent to $45.9 million in 2021, compared with $38.4 million in 2020. Excluding the portion of expenses from non-controlled equity interests in our consolidated alternative asset management funds, outside services expenses increased 15.9 percent, primarily due to higher professional fees associated with business expansion.

Occupancy and Equipment – For the year ended December 31, 2021, occupancy and equipment expenses increased 5.4 percent to $56.9 million, compared with $54.0 million in 2020. The increase was primarily the result of higher software maintenance costs.

Communications – Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third party market data information. For the year ended December 31, 2021, communication expenses were $44.0 million, down slightly compared with $44.4 million in 2020.

Marketing and Business Development – Marketing and business development expenses include travel and entertainment costs, advertising and third party marketing fees. In 2021, marketing and business development expenses increased 55.2 percent to $20.9 million, compared with $13.5 million for the year ended December 31, 2020. The increase was driven by higher travel and entertainment costs due to the easing of COVID-19 restrictions.

Deal-Related Expenses – Deal-related expenses include costs we incurred over the course of a completed investment banking deal, which primarily consist of legal fees, offering expenses, and travel and entertainment costs. For the year ended December 31, 2021, deal-related expenses were $42.9 million, compared with $38.1 million for the year ended December 31, 2020. The amount of deal-related expenses is principally dependent on the level of deal activity and may vary from period to period as the recognition of deal-related costs typically coincides with the closing of a transaction.

Trade Execution and Clearance – For the year ended December 31, 2021, trade execution and clearance expenses were $16.5 million, compared with $18.9 million for the year ended December 31, 2020. The decrease in trade execution and clearance expenses is reflective of higher trading volumes in the first quarter of 2020 driven by record levels of trading volatility.

Restructuring and Integration Costs – For the year ended December 31, 2021, we incurred acquisition-related restructuring and integration costs of $4.7 million. The expenses consisted of $1.0 million of transaction costs primarily related to our acquisition of Cornerstone Macro and the announced acquisition of Stamford Partners, $3.4 million for vacated leased office space associated with our acquisitions of Valence and TRS and $0.3 million of severance benefits. We expect to incur additional restructuring and integration costs in the first half of 2022.

For the year ended December 31, 2020, we incurred acquisition-related restructuring and integration costs of $10.8 million. The expenses consisted of $4.4 million of transaction costs related to our acquisitions of Sandler O'Neill, Valence and TRS, $2.5 million for vacated leased office space, $3.0 million of severance benefits and $0.9 million of contract termination costs.

Intangible Asset Amortization – Intangible asset amortization includes the amortization of definite-lived intangible assets consisting of customer relationships and internally developed software. For the year ended December 31, 2021, intangible asset amortization was $30.1 million, compared with $44.7 million in 2020. The decrease was due to lower intangible asset amortization expense related to identifiable intangible assets associated with the acquisition of Sandler O'Neill, partially offset by incremental intangible asset amortization expense related to identifiable intangible assets associated with the acquisitions of Valence and TRS. In 2022, we anticipate incurring additional intangible asset amortization expense related to the acquisitions of Cornerstone Macro and Stamford Partners.

The following table summarizes the future aggregate amortization expense of our intangible assets with determinable lives:

(Amounts in thousands)
2022	$9,344
2023	7,442
2024	6,292
2025	5,302
2026	4,825
Thereafter	1,173
Total	$34,378

Other Operating Expenses – Other operating expenses primarily include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. Other operating expenses were $22.3 million in 2021, compared with $29.5 million in 2020. The decrease was due to a $12.1 million fair value adjustment recorded in the first quarter of 2020 related to the earnout for former Weeden & Co. L.P. ("Weeden & Co.") equity owners who did not transition to our platform following the acquisition in 2019. We recorded the full value of the projected earnout as the non-employee equity owners do not have service requirements. This decrease was partially offset by higher expense related to our charitable giving program driven by higher operating profits.

Income Taxes – For the year ended December 31, 2021, our provision for income taxes was $111.1 million. Excluding the impact of noncontrolling interests, our effective tax rate was 28.5 percent, which includes the impact of non-deductible covered employee compensation expense.

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

Adjusted operating income and adjusted operating margin present the results of operations excluding the impact resulting from the consolidation of noncontrolling interests in alternative asset management funds. Consolidation of these funds results in the inclusion of the proportionate share of the income or loss attributable to the equity interests in consolidated funds that are not attributable, either directly or indirectly, to us (i.e., noncontrolling interests). This proportionate share is reflected in net income applicable to noncontrolling interests in the accompanying consolidated statements of operations, and has no effect on our overall financial performance, as ultimately, this income is not income for us. Included in adjusted operating income and adjusted operating margin is the actual proportionate share of the income attributable to us as an investor in such funds.

The adjusted, non-GAAP financial results also exclude amortization of intangible assets and compensation and non-compensation expenses from acquisition-related agreements. These amounts are excluded on a non-GAAP basis as they represent expenses specifically related to acquisitions and therefore are not part of our on-going operations. The acquisition-related restructuring and integration costs excluded from the adjusted financial results represent charges that resulted from severance benefits, contract termination costs, vacating redundant leased office space and professional fees related to the respective transactions. These restructuring and integration costs are excluded from our non-GAAP financial measures as they relate to acquisitions and excluding these amounts provides a better understanding of our core non-compensation expenses. Interest expense on long-term financing is an adjustment from net revenues as these arrangements were used to fund the Sandler O'Neill and Valence acquisitions. Management believes that presenting adjusted financial results excluding the acquisition-related amounts provides clarity on the financial results generated by the core operating components of our business.

The following table sets forth the adjusted, non-GAAP financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP financial results for the periods presented:

	Year Ended December 31,
	2021				2020
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Amounts in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking:
Advisory services	$1,026,138	$—	$—	$1,026,138	$443,327	$—	$—	$443,327
Corporate financing	362,797	—	—	362,797	295,333	—	—	295,333
Municipal financing	164,284	—	—	164,284	119,816	—	—	119,816
Total investment banking	1,553,219	—	—	1,553,219	858,476	—	—	858,476

Institutional brokerage:
Equity brokerage	154,067	—	—	154,067	161,445	—	—	161,445
Fixed income services	233,510	—	—	233,510	196,308	—	—	196,308
Total institutional brokerage	387,577	—	—	387,577	357,753	—	—	357,753

Interest income	6,967	—	—	6,967	13,164	—	—	13,164
Investment income	34,982	59,050	—	94,032	10,384	12,881	—	23,265

Total revenues	1,982,745	59,050	—	2,041,795	1,239,777	12,881	—	1,252,658

Interest expense	2,288	—	8,446	10,734	4,817	—	9,628	14,445

Net revenues	1,980,457	59,050	(8,446)	2,031,061	1,234,960	12,881	(9,628)	1,238,213

Non-interest expenses	1,430,505	7,196	151,848	1,589,549	984,672	4,029	180,964	1,169,665

Pre-tax income	$549,952	$51,854	$(160,294)	$441,512	$250,288	$8,852	$(190,592)	$68,548

Pre-tax margin	27.8%			21.7%	20.3%			5.5%
(1)     The following is a summary of the adjustments needed to reconcile our consolidated U.S. GAAP financial results to the adjusted, non-GAAP financial results:
Noncontrolling interests – The impacts of consolidating noncontrolling interests in our alternative asset management funds are not included in our adjusted financial results.
Other adjustments – The following items are not included in our adjusted financial results:

	Year Ended December 31,
(Amounts in thousands)	2021	2020
Interest expense on long-term financing	$8,446	$9,628

Compensation from acquisition-related agreements	116,795	113,396
Acquisition-related restructuring and integration costs	4,724	10,755
Amortization of intangible assets related to acquisitions	30,080	44,728
Non-compensation expenses from acquisition-related agreements	249	12,085
	151,848	180,964

Total other adjustments	$160,294	$190,592

Net revenues on a U.S. GAAP basis were $2.03 billion for the year ended December 31, 2021, compared with $1.24 billion in the prior-year period. For the year ended December 31, 2021, adjusted net revenues were $1.98 billion compared with $1.23 billion for the year ended December 31, 2020. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise.

Investment banking revenues comprise all of the revenues generated through advisory services activities, which includes M&A, equity and debt private placements, debt and restructuring advisory, and municipal financial advisory transactions. Collectively, debt advisory transactions and equity and debt private placements are referred to as capital advisory transactions. Investment banking revenues also include equity and debt corporate financing activities and municipal financings.

In 2021, investment banking revenues were $1.55 billion, up 80.9 percent compared to $858.5 million in the prior-year period. For the year ended December 31, 2021, advisory services revenues were $1.03 billion, up 131.5 percent compared with $443.3 million in 2020. Our strong relative performance was driven by higher average fees and more completed transactions. In 2021, market conditions were conducive and our revenues reflect the significant market recovery in advisory services activity compared to the year-ago period. In addition, economic growth, CEO confidence and capital availability drove robust demand for advisory services. In the prior-year period, market-wide decreases in completed and announced deals reflected a pause in advisory services activity earlier in 2020 as companies evaluated the changing and uncertain environment due to COVID-19. For the year ended December 31, 2021, corporate financing revenues were $362.8 million, up 22.8 percent compared to $295.3 million in the prior-year period, driven by more completed and book run equity deals. Market conditions remained very favorable for capital raising activity in 2021 despite moderated issuance volumes in the second half of the year. Activity for us during the year was principally in the healthcare sector, and we served as book runner on 92 of the 97 healthcare equity deals we completed. In the year-ago period, capital raising activity substantially halted in March 2020 as volatility spiked; however, market conditions became favorable for capital raising during the second quarter of 2020, which continued through the remainder of the year. Municipal financing revenues for the year ended December 31, 2021 were $164.3 million compared to $119.8 million in the year-ago period. Our revenues increased approximately 37 percent relative to the overall market that was essentially flat based on the par value of municipal negotiated issuances. Our results for the year ended December 31, 2021 were driven by strong execution in our governmental business and growth in our specialty sectors.

The following table provides investment banking deal information:

	Year Ended December 31,
(Dollars in billions)	2021	2020
Advisory services
M&A and restructuring transactions	274	167
Capital advisory transactions	145	105

Corporate financings
Total equity transactions	214	137
Book run equity transactions	141	99
Total debt and preferred transactions	53	58
Book run debt and preferred transactions	26	37

Municipal negotiated issues
Aggregate par value	$18.4	$19.1
Total issues	933	855

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

For the year ended December 31, 2021, institutional brokerage revenues increased to $387.6 million, compared with $357.8 million in the prior-year period. Equity brokerage revenues were $154.1 million in 2021, down 4.6 percent compared with $161.4 million in 2020. The prior-year period benefited from significant volatility and volumes related to the COVID-19 pandemic. For the year ended December 31, 2021, fixed income services revenues were $233.5 million, up 19.0 percent compared with $196.3 million in the prior-year period as activity was more robust among our financial services clients. We provided strategic advice to these clients on repositioning their balance sheets and portfolios, and investing in a changing interest rate environment. Additionally, results in the first quarter of 2020 include trading losses in municipal securities due to the sharp and sudden market dislocation.

Interest income represents amounts earned from holding long inventory positions. For the year ended December 31, 2021, interest income decreased 47.1 percent to $7.0 million, compared with $13.2 million in 2020, reflecting lower average long inventory balances.

Investment income includes realized and unrealized gains and losses on investments, including amounts attributable to noncontrolling interests, in our merchant banking and healthcare funds, as well as management and performance fees generated from those funds. For the year ended December 31, 2021, investment income was $94.0 million, compared to $23.3 million in 2020. In 2021, we recorded higher gains on our investments and the noncontrolling interests in the merchant banking funds that we manage. Excluding the impact of noncontrolling interests, adjusted investment income was $35.0 million in 2021 and $10.4 million in 2020.

Interest expense represents amounts associated with financing, economically hedging and holding short inventory positions, including interest paid on our long-term financing arrangements, as well as commitment fees on our line of credit and revolving credit facility. For the year ended December 31, 2021, interest expense decreased to $10.7 million, compared with $14.4 million in 2020. The decrease was primarily due to lower funding balances, as well as lower average short inventory balances. Additionally, the interest paid on long-term financing decreased as we repaid the $20 million of unsecured promissory notes related to the acquisition of Valence (the "Valence Notes") in the first quarter of 2021. We also repaid the $50 million of Class A unsecured senior notes upon maturity on October 15, 2021. Excluding the impact of interest expense on long-term financing, adjusted interest expense was $2.3 million and $4.8 million for the years ended December 31, 2021 and 2020, respectively.

Pre-tax margin for 2021 was 21.7 percent, up compared with 5.5 percent for 2020. Adjusted pre-tax margin increased to 27.8 percent in 2021, compared with 20.3 percent in 2020. In 2021, pre-tax margin on both a U.S. GAAP and adjusted basis was driven by higher revenue levels. Additionally, adjusted pre-tax margin increased due to a lower compensation ratio in 2021.

The following table sets forth the adjusted, non-GAAP financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP financial results for the periods presented:

	Year Ended December 31,
	2020				2019
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Amounts in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking:
Advisory services	$443,327	$—	$—	$443,327	$440,695	$—	$—	$440,695
Corporate financing	295,333	—	—	295,333	105,256	—	—	105,256
Municipal financing	119,816	—	—	119,816	83,441	—	—	83,441
Total investment banking	858,476	—	—	858,476	629,392	—	—	629,392

Institutional brokerage:
Equity brokerage	161,445	—	—	161,445	87,555	—	—	87,555
Fixed income services	196,308	—	—	196,308	80,336	—	—	80,336
Total institutional brokerage	357,753	—	—	357,753	167,891	—	—	167,891

Interest income	13,164	—	—	13,164	26,741	—	—	26,741
Investment income	10,384	12,881	—	23,265	11,506	10,769	—	22,275

Total revenues	1,239,777	12,881	—	1,252,658	835,530	10,769	—	846,299

Interest expense	4,817	—	9,628	14,445	9,885	—	1,848	11,733

Net revenues	1,234,960	12,881	(9,628)	1,238,213	825,645	10,769	(1,848)	834,566

Non-interest expenses	984,672	4,029	180,964	1,169,665	687,410	4,306	23,871	715,587

Pre-tax income	$250,288	$8,852	$(190,592)	$68,548	$138,235	$6,463	$(25,719)	$118,979

Pre-tax margin	20.3%			5.5%	16.7%			14.3%

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

Discussion of the year-over-year comparisons between 2020 and 2019 can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 25, 2021.

Discontinued Operations

Discontinued operations includes our traditional asset management subsidiary, ARI, which we sold in the third quarter of 2019. ARI's results, previously reported in our Asset Management segment, have been presented as discontinued operations for the year ended December 31, 2019.

The components of discontinued operations were as follows:

Year Ended
(Amounts in thousands)	December 31, 2019
Net revenues	$26,546

Operating expenses	22,589
Intangible asset amortization and impairment (1)	5,465
Restructuring costs	10,268
Total non-interest expenses	38,322

Loss from discontinued operations before income tax benefit	(11,776)

Income tax benefit	(2,522)

Net loss from discontinued operations before gain on sales	(9,254)

Gain on sales, net of tax	33,026

Income from discontinued operations, net of tax	$23,772
(1)Includes $2.9 million of intangible asset impairment related to the ARI trade name.

Restructuring costs of $10.3 million for the year ended December 31, 2019 primarily related to transaction costs and payments associated with the sale of the business.

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

Valuation of Financial Instruments

Financial instruments and other inventory positions owned, financial instruments and other inventory positions sold, but not yet purchased, and investments on our consolidated statements of financial condition consist of financial instruments recorded at fair value, as required by accounting guidance. Unrealized gains and losses related to these financial instruments are reflected on our consolidated statements of operations.

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

Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 820, "Fair Value Measurement," establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurements) and the lowest priority to inputs with little or no pricing observability (Level III measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Substantially all of our financial instruments categorized as Level III are investments related to our alternative asset management funds. These investments in private companies are valued based on an assessment of each underlying security, considering rounds of financing, the financial condition and operating results of the private company, third party transactions and market-based information, including comparable company transactions, trading multiples (e.g., multiples of revenue and EBITDA) and changes in market outlook, among other factors. See Note 6 to our consolidated financial statements for additional discussion of our assets and liabilities in the fair value hierarchy.

Goodwill and Intangible Assets

We record all assets acquired and liabilities assumed in acquisitions, including goodwill and other intangible assets, at fair value. Determining the fair value of assets and liabilities acquired requires certain management estimates. At December 31, 2021, we had goodwill of $227.5 million and intangible assets of $119.8 million.

We are required to perform impairment tests of goodwill and indefinite-life intangible assets annually and on an interim basis when circumstances exist that could indicate possible impairment. We have elected to test goodwill for impairment in the fourth quarter of each calendar year. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after making an assessment, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then further analysis is unnecessary. However, if we conclude otherwise, then we are required to perform a quantitative goodwill test, which requires management to make judgments in determining what assumptions to use in the calculation. The quantitative goodwill test compares the fair value of the reporting unit to its carrying value, including allocated goodwill. An impairment is recognized for the excess amount of a reporting unit's carrying value over its fair value. See Note 2 and Note 11 to our consolidated financial statements for additional information on our impairment testing.

The initial recognition of goodwill and other intangible assets and the subsequent quantitative impairment analysis involves significant judgment in determining the estimates of future cash flows, discount rates, economic forecast and other assumptions which are then used in acceptable valuation techniques, such as the market approach (earnings and/or transaction multiples) and/or the income approach (discounted cash flow method). Changes in these estimates and assumptions could have a significant impact on the fair value and any resulting impairment of goodwill. Our estimated cash flows, by their nature, are difficult to determine over an extended time period. Events and factors that may significantly affect the estimates include, among others, competitive forces and changes in revenue growth trends, cost structures, technology and market conditions. To assess the reasonableness of cash flow estimates and validate assumptions used in our estimates, we review historical performance of the underlying assets or similar assets. In assessing the fair value of our reporting unit, the volatile nature of the securities markets and our industry requires us to consider the business and market cycle and assess the stage of the cycle in estimating the timing and extent of future cash flows. In addition to discounted cash flows, we consider earnings multiples of comparable public companies and multiples of recent M&A transactions of similar businesses in our subsequent impairment analysis.

We elected to perform a qualitative assessment to test goodwill in our capital markets reporting unit for impairment. The following relevant events and circumstances were evaluated in concluding that it was not more likely than not that goodwill was impaired: macroeconomic conditions, industry and market considerations and the overall financial performance of the capital markets reporting unit. Our annual goodwill impairment testing, performed as of October 31, 2021, resulted in no impairment.

We also evaluated our intangible assets (indefinite and definite-lived) and concluded there was no impairment in 2021.

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

Income Taxes

We file a consolidated U.S. federal income tax return, which includes all of our qualifying subsidiaries. We also are subject to income tax in various states and municipalities and those foreign jurisdictions in which we operate. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and for tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income taxes are provided for temporary differences in reporting certain items, principally restricted compensation (i.e., restricted stock, restricted stock units, restricted mutual fund shares, and deferred compensation). The realization of deferred tax assets is assessed and a valuation allowance is recognized to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. We believe that our future taxable profits will be sufficient to recognize our U.S. deferred tax assets, with the exception of $0.2 million of state net operating loss carryforwards. However, if our projections of future taxable profits do not materialize, we may conclude that a valuation allowance is necessary, which would impact our results of operations in that period. As of December 31, 2021, we have recorded a deferred tax asset valuation allowance of $4.9 million related to net operating loss carryforwards in the U.K. for Piper Sandler Ltd.

We record deferred tax benefits for future tax deductions expected upon the vesting of stock-based compensation. We recognize the income tax effects of stock-based compensation awards in the income statement when the awards vest. If deductions reported on our tax return for stock-based compensation (i.e., the value of the stock-based compensation at the time of vesting) exceed the cumulative cost of those instruments recognized for financial reporting (i.e., the grant date fair value of the compensation computed in accordance with ASC 718), we record the excess tax benefit as income tax benefit. Conversely, if deductions reported on our tax return for stock-based compensation are less than the cumulative cost of those instruments recognized for financial reporting, the deficiency is recorded as income tax expense. For the year ended December 31, 2021, we recorded a $2.7 million tax benefit from continuing operations for stock awards vesting during the period. In the first quarter of 2022, approximately 793,000 shares vested at share prices greater than the grant date fair values, resulting in $5.6 million of excess tax benefits recorded as income tax benefit in the first quarter of 2022.

We establish reserves for uncertain income tax positions in accordance with FASB Accounting Standards Codification Topic 740, "Income Taxes," when it is not more likely than not that a certain position or component of a position will be ultimately upheld by the relevant taxing authorities. Significant judgment is required in evaluating uncertain tax positions. Our tax provision and related accruals include the impact of estimates for uncertain tax positions and changes to the reserves that are considered appropriate. To the extent the probable tax outcome of these matters changes, such change in estimate will impact the income tax provision in the period of change and, in turn, our results of operations. In 2021, we recorded a $1.7 million liability for uncertain state income tax positions. In 2020, we recorded a reversal of $3.2 million related to the $4.1 million liability for uncertain income tax positions associated with our acquisition of Weeden & Co. that was recorded in 2019. These amounts were recorded as measurement period adjustments in accordance with FASB Accounting Standards Codification Topic 805, "Business Combinations," and included a corresponding indemnification asset. We also paid a settlement of $0.9 million, for which we were indemnified.

Liquidity, Funding and Capital Resources

We regularly monitor our liquidity position, which is of critical importance to our business. Accordingly, we maintain a liquidity strategy designed to enable our business to continue to operate even under adverse circumstances, although there can be no assurance that our strategy will be successful under all circumstances. Insufficient liquidity resulting from adverse circumstances contributes to, and may be the cause of, financial institution failure.

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

Our board of directors declared the following dividends on shares of our common stock:

Declaration Date	Dividend Per Share	Record Date	Payment Date
February 1, 2019 (1)	$1.010	February 25, 2019	March 15, 2019
February 1, 2019	$0.375	February 25, 2019	March 15, 2019
April 26, 2019	$0.375	May 24, 2019	June 14, 2019
July 26, 2019	$0.375	August 23, 2019	September 13, 2019
October 30, 2019	$0.375	November 22, 2019	December 13, 2019
January 31, 2020 (2)	$0.750	March 2, 2020	March 13, 2020
January 31, 2020	$0.375	March 2, 2020	March 13, 2020
May 1, 2020	$0.200	May 29, 2020	June 12, 2020
July 31, 2020	$0.300	August 28, 2020	September 11, 2020
October 30, 2020	$0.375	November 24, 2020	December 11, 2020
February 4, 2021 (3)	$1.850	March 3, 2021	March 12, 2021
February 4, 2021	$0.400	March 3, 2021	March 12, 2021
April 30, 2021	$0.450	May 28, 2021	June 11, 2021
July 30, 2021	$0.550	August 27, 2021	September 10, 2021
October 29, 2021 (4)	$3.000	November 23, 2021	December 10, 2021
October 29, 2021	$0.550	November 23, 2021	December 10, 2021
February 10, 2022 (5)	$4.500	March 2, 2022	March 11, 2022
February 10, 2022	$0.600	March 2, 2022	March 11, 2022
(1)Represents a special cash dividend based on our fiscal year 2018 results.
(2)Represents a special cash dividend based on our fiscal year 2019 results.
(3)Represents a special cash dividend based on our fiscal year 2020 results.
(4)Represents a special cash dividend based on our financial results for the nine months ended September 30, 2021.
(5)Represents a special cash dividend based on our fiscal year 2021 results.

Our board of directors has declared an additional special cash dividend on our common stock of $4.50 per share related to 2021 adjusted net income. This special dividend will be paid on March 11, 2022, to shareholders of record as of the close of business on March 2, 2022. Including this special cash dividend, we will have returned $9.45 per share, or approximately 43 percent of our fiscal year 2021 adjusted net income to shareholders.

Effective January 1, 2020, our board of directors authorized the repurchase of up to $150.0 million in common shares, which expired on December 31, 2021. In 2021, we repurchased 417,903 shares of our common stock at an average price of $125.03 per share for an aggregate purchase price of $52.3 million related to this authorization.

On November 18, 2021, our board of directors authorized the repurchase of up to $150.0 million in common shares. This authorization is effective from January 1, 2022 through December 31, 2023.

We also purchase shares of common stock from restricted stock award recipients upon the award vesting or as recipients sell shares to meet their employment tax obligations. During 2021, we purchased 154,117 shares or $17.7 million of our common stock for these purposes.

Cash Flows

Cash and cash equivalents at December 31, 2021 were $971.0 million, an increase of $463.0 million from December 31, 2020. Operating activities provided $707.1 million of cash, driven by cash generated from earnings and an increase in operating liabilities. The increase in operating liabilities was primarily due to an increase in accrued compensation of $330.9 million, the result of higher compensation costs in 2021 from increased revenues and operating profits. The increase in operating assets was primarily due to an increase in investments related to our alternative asset management funds. In 2021, investing activities used $20.6 million for the purchase of fixed assets. Cash of $223.1 million was used in financing activities as we repaid $70 million of long-term financing arrangements. In the first quarter of 2021, we repaid the Valence Notes totaling $20 million. We also repaid the Class A unsecured senior notes of $50 million upon maturity on October 15, 2021. In addition, we paid $99.4 million in dividends and repurchased $69.9 million of common stock during 2021.

Cash and cash equivalents at December 31, 2020 were $507.9 million, an increase of $257.9 million from December 31, 2019. Operating activities provided $779.8 million of cash, driven by cash generated from earnings and a reduction in operating assets. The decrease in operating assets resulted from a $203.8 million decline in net financial instruments and other inventory positions owned as we focused on only carrying inventory where clients need liquidity within our areas of expertise, as well as a $254.3 million decrease in receivables from brokers, dealers and clearing organizations. The increase in operating liabilities was primarily due to an increase in accrued compensation of $132.8 million, the result of higher compensation costs in 2020 from increased revenues and incremental headcount from the acquisitions of Sandler O'Neill and Valence. In 2020, investing activities used $435.0 million, of which $417.4 million was used for the acquisitions of Sandler O'Neill, Valence and TRS. We also used $17.6 million for the purchase of fixed assets. Cash of $87.6 million was used in financing activities as we reduced amounts due under our short-term financing by $50.0 million. We repaid the amount outstanding under our commercial paper program in full upon maturity in the fourth quarter of 2020. We also paid $28.2 million in dividends and repurchased $22.0 million of common stock during 2020.

Leverage

The following table presents total assets, adjusted assets, total shareholders' equity and tangible common shareholders' equity with the resulting leverage ratios:

	December 31,	December 31,
(Dollars in thousands)	2021	2020
Total assets	$2,565,307	$1,997,140
Deduct: Goodwill and intangible assets	(347,286)	(377,366)
Deduct: Right-of-use lease asset	(71,341)	(82,543)
Deduct: Assets from noncontrolling interests	(168,675)	(97,375)
Adjusted assets	$1,978,005	$1,439,856

Total shareholders' equity	$1,226,855	$926,082
Deduct: Goodwill and intangible assets	(347,286)	(377,366)
Deduct: Noncontrolling interests	(164,645)	(96,657)
Tangible common shareholders' equity	$714,924	$452,059

Leverage ratio (1)	2.1	2.2

Adjusted leverage ratio (2)	2.8	3.2
(1)Leverage ratio equals total assets divided by total shareholders' equity.
(2)Adjusted leverage ratio equals adjusted assets divided by tangible common shareholders' equity.

Adjusted assets and tangible common shareholders' equity are non-GAAP financial measures. Goodwill and intangible assets are subtracted from total assets and total shareholders' equity in determining adjusted assets and tangible common shareholders' equity, respectively, as we believe that goodwill and intangible assets do not constitute operating assets that can be deployed in a liquid manner. The right-of-use lease asset is also subtracted from total assets in determining adjusted assets as it is not an operating asset that can be deployed in a liquid manner. Amounts attributed to noncontrolling interests are subtracted from total assets and total shareholders' equity in determining adjusted assets and tangible common shareholders' equity, respectively, as they represent assets and equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Sandler Companies. We view the resulting measure of adjusted leverage, also a non-GAAP financial measure, as a more relevant measure of financial risk when comparing financial services companies. Our adjusted leverage ratio decreased from December 31, 2020, due to higher tangible common shareholders' equity driven by strong net income in 2021.

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

Our day-to-day funding and liquidity is obtained primarily through the use of our clearing arrangement with Pershing, a clearing arrangement with bank financing, and a bank line of credit, and is typically collateralized by our securities inventory. These funding sources are critical to our ability to finance and hold inventory, which is a necessary part of our institutional brokerage business. The majority of our inventory is liquid and is therefore funded by short-term facilities. Our committed line has been established to mitigate changes in the liquidity of our inventory based on changing market conditions, and is available to us regardless of changes in market liquidity conditions through the end of its term, although there may be limitations on the type of securities available to pledge. Our funding sources are also dependent on the types of inventory that our counterparties are willing to accept as collateral and the number of counterparties available. Funding is generally obtained at rates based upon the federal funds rate or LIBOR.

Pershing Clearing Arrangement – We have established an arrangement to obtain financing from Pershing related to the majority of our trading activities. Under our fully disclosed clearing agreement, all of our securities inventories with the exception of convertible securities, and all of our customer activities are held by or cleared through Pershing. Financing under this arrangement is secured primarily by securities, and collateral limitations could reduce the amount of funding available under this arrangement. Our clearing arrangement activities are recorded net from trading activity and reported within receivables from or payables to brokers, dealers and clearing organizations. The funding is at the discretion of Pershing (i.e., uncommitted) and could be denied without a notice period. Our fully disclosed clearing agreement includes a covenant requiring Piper Sandler & Co., our U.S. broker dealer subsidiary, to maintain excess net capital of $120 million. At December 31, 2021, we had $0.2 million of financing outstanding under this arrangement.

Clearing Arrangement with Bank Financing – In the second quarter of 2021, we established a financing arrangement with a U.S. branch of Canadian Imperial Bank of Commerce ("CIBC") related to our convertible securities inventories. Under this arrangement, our convertible securities inventories are cleared through a broker dealer affiliate of CIBC, and held and financed by CIBC. Our convertible securities inventories are generally economically hedged by the underlying common stock or the stock options of the underlying common stock. Financing under this arrangement is secured primarily by convertible securities and collateral limitations could reduce the amount of funding available. The funding is at the discretion of CIBC and could be denied subject to a notice period. This arrangement is reported within receivables from or payables to brokers, dealers and clearing organizations, net of trading activity. At December 31, 2021, we had $93.4 million of financing outstanding under this arrangement.

Prime Broker Arrangement – We previously had an overnight financing arrangement with a broker dealer related to our convertible securities inventories. In the second quarter of 2021, we replaced this arrangement with the clearing arrangement with bank financing.

Committed Line – Our committed line is a one-year $100 million revolving secured credit facility. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, and the unpaid principal amount of all advances under the facility will be due on December 9, 2022. This credit facility has been in place since 2008 and we renewed the facility for another one-year term in the fourth quarter of 2021. At December 31, 2021, we had no advances against this line of credit.

Commercial Paper Program – Piper Sandler & Co. previously issued secured commercial paper ("CP") to fund a portion of its securities inventory. We retired the CP Series A program in January 2020 and retired the CP Series II A program in April 2021.

Revolving Credit Facility – Our parent company, Piper Sandler Companies, has an unsecured $65 million revolving credit facility with U.S. Bank N.A. The credit agreement will terminate on December 20, 2022, unless otherwise terminated, and is subject to a one-year extension exercisable at our option. At December 31, 2021, there were no advances against this credit facility.

This credit facility includes customary events of default and covenants that, among other things, requires Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, limits our leverage ratio, requires maintenance of a minimum ratio of operating cash flow to fixed charges, and imposes certain limitations on our ability to make acquisitions and make payments on our capital stock. At December 31, 2021, we were in compliance with all covenants.

The following tables present the average balances outstanding for our various funding sources by quarter for 2021 and 2020:

	Average Balance for the Three Months Ended
(Amounts in millions)	Dec. 31, 2021	Sept. 30, 2021	June 30, 2021	Mar. 31, 2021
Funding source:
Pershing clearing arrangement	$4.1	$12.1	$5.2	$6.9
Clearing arrangement with bank financing	92.7	84.2	49.9	—
Prime broker arrangement	—	—	8.0	57.2
Commercial paper	—	—	—	—
Revolving credit facility	—	—	—	—
Total	$96.8	$96.3	$63.1	$64.1

	Average Balance for the Three Months Ended
(Amounts in millions)	Dec. 31, 2020	Sept. 30, 2020	June 30, 2020	Mar. 31, 2020
Funding source:
Pershing clearing arrangement	$16.1	$3.3	$17.7	$117.8
Prime broker arrangement	97.5	90.2	81.9	72.3
Commercial paper	11.4	50.0	50.0	50.0
Revolving credit facility	4.9	29.3	50.0	7.1
Total	$129.9	$172.8	$199.6	$247.2

The average funding in the fourth quarter of 2021 decreased to $96.8 million, compared with $129.9 million during the fourth quarter of 2020, primarily due to the accumulation of cash from operations. Also, we repaid the outstanding balances under our commercial paper program and revolving credit facility in the fourth quarter of 2020.

The following table presents the maximum daily funding amount by quarter for 2021 and 2020:

(Amounts in millions)	2021	2020
First Quarter	$141.5	$642.1
Second Quarter	$306.2	$378.3
Third Quarter	$228.1	$401.7
Fourth Quarter	$170.3	$482.3

Long-Term Financing

Senior Notes – On October 15, 2019, we entered into a note purchase agreement ("Note Purchase Agreement") under which we issued unsecured fixed rate senior notes ("Notes") in the amount of $175 million. The initial holders of the Notes are certain entities advised by Pacific Investment Management Company ("PIMCO"). The Notes consisted of two classes, Class A Notes and Class B Notes, with principal amounts of $50 million and $125 million, respectively. The Class A Notes were repaid in full on the October 15, 2021 maturity date. The Class B Notes bear interest at an annual fixed rate of 5.20 percent and mature on October 15, 2023. Interest is payable semi-annually. The unpaid principal amount is due in full on the maturity date and may not be prepaid.

Given our level of capital and strong cash generation from earnings, we decided not to renew our Class A Notes.

The Note Purchase Agreement includes customary events of default and covenants that, among other things, requires Piper Sandler & Co. to maintain a minimum regulatory net capital, limits our leverage ratio and requires maintenance of a minimum ratio of operating cash flow to fixed charges. At December 31, 2021, we were in compliance with all covenants.

Valence Notes – On April 3, 2020, we entered into unsecured promissory notes as part of the acquisition of Valence totaling $20 million. The Valence Notes were repaid in the first quarter of 2021.

Capital Requirements

As a registered broker dealer and member firm of FINRA, Piper Sandler & Co. is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule which requires that we maintain minimum net capital of $1.0 million. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain approvals, notifications and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. At December 31, 2021, our net capital under the SEC's uniform net capital rule was $362.5 million, and exceeded the minimum net capital required under the SEC rule by $361.5 million.

Although we operate with a level of net capital substantially greater than the minimum thresholds established by FINRA and the SEC, a substantial reduction of our capital would curtail many of our capital markets revenue producing activities.

Our committed short-term credit facility, revolving credit facility and Class B Notes with PIMCO include covenants requiring Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million. Our fully disclosed clearing agreement with Pershing includes a covenant requiring Piper Sandler & Co. to maintain excess net capital of $120 million.

At December 31, 2021, Piper Sandler Ltd., our broker dealer subsidiary registered in the U.K., was subject to, and was in compliance with, the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority pursuant to the Financial Services Act of 2012.

Piper Sandler Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At December 31, 2021, Piper Sandler Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Off-Balance Sheet Arrangements

In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes the notional contract value of our off-balance sheet arrangements for the periods presented:

	Expiration Per Period at December 31,						Total Contractual Amount
				2025	2027		December 31,	December 31,
(Amounts in thousands)	2022	2023	2024	- 2026	- 2028	Later	2021	2020
Customer matched-book derivative contracts (1) (2)	$11,320	$3,020	$17,930	$11,210	$59,160	$1,527,416	$1,630,056	$1,955,131
Trading securities derivative contracts (2)	56,550	—	—	—	—	9,375	65,925	55,375
Investment commitments (3)	—	—	—	—	—	—	80,562	66,043
(1)Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with one major financial institution, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $157.8 million at December 31, 2021) who are not required to post collateral. The uncollateralized amounts, representing the fair value of the derivative contracts, expose us to the credit risk of these counterparties. At December 31, 2021, we had $20.7 million of credit exposure with these counterparties, including $16.3 million of credit exposure with one counterparty.
(2)We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At December 31, 2021 and 2020, the net fair value of these derivative contracts approximated $19.8 million and $18.1 million, respectively.
(3)The investment commitments have no specified call dates. The timing of capital calls is based on market conditions and investment opportunities.

Derivatives

Derivatives' notional or contract amounts are not reflected as assets or liabilities on our consolidated statements of financial condition. Rather, the fair value of the derivative transactions are reported on the consolidated statements of financial condition as assets or liabilities in financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased, as applicable. For a discussion of our activities related to derivative products, see Note 5 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Investment Commitments

We have investments, including those made as part of our alternative asset management activities, in various limited partnerships or limited liability companies that make direct or indirect equity or debt investments in companies. We commit capital and/or act as the managing partner of these entities. We have committed capital of $80.6 million to certain entities and these commitments generally have no specified call dates. For additional information on our activities related to these types of entities, see Note 7 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Replacement of Interbank Offered Rates ("IBORs"), including LIBOR

Central banks and regulators in a number of major jurisdictions (e.g., U.S., U.K., European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for IBORs. On March 5, 2021, the U.K. Financial Conduct Authority, which regulates LIBOR, formally announced the dates after which LIBOR will cease publication. The publication of certain USD LIBOR tenors and all non-USD LIBOR tenors ceased after December 31, 2021, which did not impact our operations. The remaining USD LIBOR tenors will continue publication until June 30, 2023.

Our limited number of contractual agreements, which use the remaining USD LIBOR tenors, are primarily within our customer matched-book derivatives portfolio. Substantially all of these instruments mature after June 30, 2023 and use interest rates based on LIBOR. The International Swaps and Derivatives Association ("ISDA") created the IBOR Fallback Protocol to facilitate amending references to benchmark interest rates in derivative contracts governed by Master ISDA Agreements. If a benchmark interest rate is no longer published, it will "fall back" to a new benchmark interest rate in those contracts where both counterparties have agreed to adhere to the protocol. We are working with our clients to ensure adherence to the protocol. As a result, we do not expect the transition from the remaining USD LIBOR tenors to a replacement rate to have a significant impact on our operations.

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

We use internal committees to assist in governing risk and ensure that our business activities are properly assessed, monitored and managed. Our executive financial risk committee manages our market, liquidity and credit risks; oversees risk management practices related to these risks, including defining acceptable risk tolerances and approving risk management policies; and responds to market changes in a dynamic manner. Membership is comprised of senior leadership, including but not limited to, our Chief Executive Officer, President, Chief Financial Officer, Treasurer, Head of Market and Credit Risk, and Head of Fixed Income Trading and Risk. Other committees that help evaluate and monitor risk include underwriting, leadership team and operating committees. These committees help manage risk by ensuring that business activities are properly managed and within a defined scope of activity. Our valuation committees, comprised of members of senior management and risk management, provide oversight and overall responsibility for the internal control processes and procedures related to fair value measurements. Additionally, our operational risk committees address and monitor risk related to information systems and security, legal, regulatory and compliance matters, and third parties such as vendors and service providers.

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

We estimate that a parallel 50 basis point adverse change in the market would result in a decrease of approximately $0.7 million in the carrying value of our fixed income securities inventory as of December 31, 2021, including the effect of the hedging transactions.

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

A key tenet of our risk management procedures related to credit risk is the daily monitoring of the credit quality of our long fixed income securities inventory. These rating trends and the credit quality mix are regularly reviewed with the executive financial risk committee. The following table summarizes the credit rating for our long corporate fixed income, municipal (taxable and tax-exempt), and U.S. government and agency securities as a percentage of the total of these asset classes as of December 31, 2021:

	AAA	AA	A	BBB	BB	Not Rated
Corporate fixed income securities	—%	0.1%	—%	0.6%	—%	—%
Municipal securities - taxable and tax-exempt	23.6%	50.5%	7.2%	0.1%	—%	4.4%
U.S. government and agency securities	—%	13.3%	0.1%	—%	—%	0.1%
	23.6%	63.9%	7.3%	0.7%	—%	4.5%

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

We have concentrated counterparty credit exposure with four non-publicly rated entities totaling $20.7 million at December 31, 2021. This counterparty credit exposure is part of our matched-book derivative program related to our public finance business, consisting primarily of interest rate swaps. One derivative counterparty represented 78.6 percent, or $16.3 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

In order to mitigate and control operational risk, we have developed and continue to enhance policies and procedures that are designed to identify and manage operational risk at appropriate levels throughout the organization. Important aspects of these policies and procedures include segregation of duties, management oversight, internal control over financial reporting and independent risk management activities within such functions as Risk Management, Compliance, Operations, Internal Audit, Treasury, Finance, Information Technology and Legal. Internal Audit oversees, monitors, evaluates, analyzes and reports on operational risk across the firm. We also have business continuity plans in place that we believe will cover critical processes on a company-wide basis, and redundancies are built into our systems as we have deemed appropriate. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that our various businesses are operating within established corporate policies and limits.

We operate under a fully disclosed clearing model for all of our securities inventories with the exception of convertible securities, and for all of our client clearing activities. In a fully disclosed clearing model, we act as an introducing broker for client transactions and rely on Pershing, our clearing broker dealer, to facilitate clearance and settlement of our clients' securities transactions. The clearing services provided by Pershing are critical to our business operations, and similar to other services performed by third party vendors, any failure by Pershing with respect to the services we rely upon Pershing to provide could cause financial loss, significantly disrupt our business, damage our reputation, and adversely affect our ability to serve our clients and manage our exposure to risk.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2021.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of Piper Sandler Companies included in this Annual Report on Form 10-K, has issued an attestation report on internal control over financial reporting as of December 31, 2021. Their report, which expresses an unqualified opinion on the effectiveness of Piper Sandler Companies' internal control over financial reporting as of December 31, 2021, is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Piper Sandler Companies

Opinion on Internal Control Over Financial Reporting
We have audited Piper Sandler Companies’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Piper Sandler Companies (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes, and our report dated February 25, 2022, expressed an unqualified opinion thereon.

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
February 25, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Piper Sandler Companies

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Piper Sandler Companies (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Investments at Fair Value
Description of the Matter
At December 31, 2021, the Company’s investments at fair value totaled $239.4 million, primarily consisting of investments in private companies. These investments are held in consolidated alternative asset management funds, which include $164.6 million of noncontrolling interests attributable to unrelated third party ownership. Of the total investments at fair value, $142.3 million are categorized as Level III within the fair value hierarchy. As described in Notes 2 and 6 of the consolidated financial statements, management determines the fair values of these investments internally using the best information available. These investments in private companies are valued based on an assessment of each underlying security, considering rounds of financing, the financial condition and operating results of the private company, third party transactions and market-based information, including comparable company transactions, trading multiples (e.g., multiples of revenue and earnings before interest, taxes, depreciation and amortization (EBITDA)) and changes in market outlook, among other factors.

Auditing the fair value of the Company’s investments related to its alternative asset management funds was complex, as the inputs and assumptions used by the Company are highly judgmental and could have a significant effect on the fair value measurements of such investments.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s investment valuation process. This included controls over management’s assessment of the valuation methodologies, the inputs and assumptions used in determining fair value measurements, and the valuation committees review of investment valuations on a quarterly basis.

To test the valuation of the Company’s investments related to its alternative asset management funds, our procedures included, among others, involving internal valuation specialists to assist in our evaluation of the Company’s valuation methodologies, testing the significant inputs and assumptions used by the Company in determining the fair values, and testing the mathematical accuracy of the Company’s valuation calculations. For example, we agreed model inputs to source information including capital structure, investee-provided financial information or projections, and publicly available information on comparable transactions (e.g., transaction multiples). We assessed the issuer’s financial projections by comparing them to historical performance, obtaining an understanding of key events impacting the issuer and performing sensitivity analyses as needed to evaluate the impact to fair value that would result from changes in these projections. To the extent available, we evaluated subsequent events and other information and considered whether it corroborated or contradicted the Company’s year-end valuations.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2003.
Minneapolis, Minnesota
February 25, 2022

Piper Sandler Companies
Consolidated Statements of Financial Condition

	December 31,	December 31,
(Amounts in thousands, except share data)	2021	2020
Assets
Cash and cash equivalents	$970,965	$507,935
Receivables from brokers, dealers and clearing organizations	254,130	221,491

Financial instruments and other inventory positions owned	230,423	270,849
Financial instruments and other inventory positions owned and pledged as collateral	118,551	130,703
Total financial instruments and other inventory positions owned	348,974	401,552

Fixed assets (net of accumulated depreciation and amortization of $76,823 and $74,883, respectively)	51,761	43,812
Goodwill	227,508	227,508
Intangible assets (net of accumulated amortization of $115,672 and $85,592, respectively)	119,778	149,858
Investments (including noncontrolling interests of $164,565 and $94,900, respectively)	252,045	183,179
Net deferred income tax assets	158,200	104,219
Right-of-use lease asset	71,341	82,543
Other assets	110,605	75,043
Total assets	$2,565,307	$1,997,140

Liabilities and Shareholders' Equity
Long-term financing	$125,000	$195,000
Payables to brokers, dealers and clearing organizations	13,247	18,591
Financial instruments and other inventory positions sold, but not yet purchased	128,690	151,030
Accrued compensation	900,079	522,412
Accrued lease liability	89,625	99,478
Other liabilities and accrued expenses	81,811	84,547
Total liabilities	1,338,452	1,071,058

Shareholders' equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at December 31, 2021 and December 31, 2020;
Shares issued: 19,541,037 at December 31, 2021 and 19,533,547 at December 31, 2020;
Shares outstanding: 14,129,519 at December 31, 2021 and 13,776,025 at December 31, 2020	195	195
Additional paid-in capital	925,387	847,785
Retained earnings	450,165	271,001
Less common stock held in treasury, at cost: 5,411,518 shares at December 31, 2021 and 5,757,522 shares at December 31, 2020	(312,573)	(289,359)
Accumulated other comprehensive loss	(964)	(197)
Total common shareholders' equity	1,062,210	829,425

Noncontrolling interests	164,645	96,657
Total shareholders' equity	1,226,855	926,082

Total liabilities and shareholders' equity	$2,565,307	$1,997,140
See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Operations

	Year Ended December 31,
(Amounts in thousands, except per share data)	2021	2020	2019
Revenues:
Investment banking	$1,553,219	$858,476	$629,392
Institutional brokerage	387,577	357,753	167,891
Interest income	6,967	13,164	26,741
Investment income	94,032	23,265	22,275

Total revenues	2,041,795	1,252,658	846,299

Interest expense	10,734	14,445	11,733

Net revenues	2,031,061	1,238,213	834,566

Non-interest expenses:
Compensation and benefits	1,305,166	877,462	516,090
Outside services	45,942	38,377	36,184
Occupancy and equipment	56,946	54,007	36,795
Communications	44,008	44,358	30,760
Marketing and business development	20,902	13,472	28,780
Deal-related expenses	42,921	38,072	25,823
Trade execution and clearance	16,533	18,934	10,186
Restructuring and integration costs	4,724	10,755	14,321
Intangible asset amortization	30,080	44,728	4,298
Other operating expenses	22,327	29,500	12,350

Total non-interest expenses	1,589,549	1,169,665	715,587

Income from continuing operations before income tax expense	441,512	68,548	118,979

Income tax expense	111,144	19,192	24,577

Income from continuing operations	330,368	49,356	94,402

Discontinued operations:
Income from discontinued operations, net of tax	—	—	23,772

Net income	330,368	49,356	118,174

Net income applicable to noncontrolling interests	51,854	8,852	6,463

Net income applicable to Piper Sandler Companies	$278,514	$40,504	$111,711

Net income applicable to Piper Sandler Companies' common shareholders	$278,514	$40,504	$107,200

Continued on next page

Piper Sandler Companies
Consolidated Statements of Operations – Continued

	Year Ended December 31,
(Amounts in thousands, except per share data)	2021	2020	2019
Amounts applicable to Piper Sandler Companies
Net income from continuing operations	$278,514	$40,504	$87,939
Net income from discontinued operations	—	—	23,772
Net income applicable to Piper Sandler Companies	$278,514	$40,504	$111,711

Earnings per basic common share
Income from continuing operations	$19.52	$2.94	$6.21
Income from discontinued operations	—	—	1.69
Earnings per basic common share	$19.52	$2.94	$7.90

Earnings per diluted common share
Income from continuing operations	$16.43	$2.72	$6.05
Income from discontinued operations	—	—	1.65
Earnings per diluted common share	$16.43	$2.72	$7.69

Dividends declared per common share	$6.80	$2.00	$2.51

Weighted average number of common shares outstanding
Basic	14,265	13,781	13,555
Diluted	16,955	14,901	13,937
See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
Net income	$330,368	$49,356	$118,174

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	(767)	675	526

Comprehensive income	329,601	50,031	118,700

Comprehensive income applicable to noncontrolling interests	51,854	8,852	6,463

Comprehensive income applicable to Piper Sandler Companies	$277,747	$41,179	$112,237
See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Changes in Shareholders' Equity

						Accumulated	Total
	Common		Additional			Other	Common		Total
(Amounts in thousands,	Shares	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
except share amounts)	Outstanding	Stock	Capital	Earnings	Stock	Loss	Equity	Interests	Equity
Balance at December 31, 2018	12,995,397	$195	$796,363	$182,552	$(300,268)	$(1,398)	$677,444	$52,972	$730,416
Net income	—	—	—	111,711	—	—	111,711	6,463	118,174
Dividends	—	—	—	(35,594)	—	—	(35,594)	—	(35,594)
Amortization/issuance of restricted stock	—	—	27,137	—	—	—	27,137	—	27,137
Repurchase of common stock through share repurchase program	(501)	—	—	—	(32)	—	(32)	—	(32)
Issuance of treasury shares for restricted stock vestings	1,415,147	—	(66,474)	—	66,474	—	—	—	—
Repurchase of common stock from employees	(701,217)	—	—	—	(50,552)	—	(50,552)	—	(50,552)
Shares reserved/issued for director compensation	8,489	—	643	—	—	—	643	—	643
Other comprehensive income	—	—	—	—	—	526	526	—	526
Fund capital contributions, net	—	—	—	—	—	—	—	15,810	15,810
Balance at December 31, 2019	13,717,315	$195	$757,669	$258,669	$(284,378)	$(872)	$731,283	$75,245	$806,528
Net income	—	—	—	40,504	—	—	40,504	8,852	49,356
Dividends	—	—	—	(28,172)	—	—	(28,172)	—	(28,172)
Amortization/issuance of restricted stock (1)	—	—	103,852	—	—	—	103,852	—	103,852
Repurchase of common stock through share repurchase program	(188,319)	—	—	—	(13,129)	—	(13,129)	—	(13,129)
Issuance of treasury shares for restricted stock vestings	309,089	—	(15,310)	—	15,310	—	—	—	—
Issuance of treasury shares for deal consideration	34,205	—	1,049	—	1,674	—	2,723	—	2,723
Repurchase of common stock from employees	(105,193)	—	—	—	(8,836)	—	(8,836)	—	(8,836)
Shares reserved/issued for director compensation	8,928	—	525	—	—	—	525	—	525
Other comprehensive income	—	—	—	—	—	675	675	—	675
Fund capital contributions, net	—	—	—	—	—	—	—	12,560	12,560
Balance at December 31, 2020	13,776,025	$195	$847,785	$271,001	$(289,359)	$(197)	$829,425	$96,657	$926,082
Net income	—	—	—	278,514	—	—	278,514	51,854	330,368
Dividends	—	—	—	(99,350)	—	—	(99,350)	—	(99,350)
Amortization/issuance of restricted stock (1)	—	—	123,270	—	—	—	123,270	—	123,270
Repurchase of common stock through share repurchase program	(417,903)	—	—	—	(52,250)	—	(52,250)	—	(52,250)
Issuance of treasury shares for restricted stock vestings	918,024	—	(46,687)	—	46,687	—	—	—	—
Repurchase of common stock from employees	(154,117)	—	—	—	(17,651)	—	(17,651)	—	(17,651)
Shares reserved/issued for director compensation	7,490	—	1,019	—	—	—	1,019	—	1,019
Other comprehensive loss	—	—	—	—	—	(767)	(767)	—	(767)
Fund capital contributions, net	—	—	—	—	—	—	—	16,134	16,134
Balance at December 31, 2021	14,129,519	$195	$925,387	$450,165	$(312,573)	$(964)	$1,062,210	$164,645	$1,226,855
(1)Includes amortization of restricted stock issued in conjunction with the Company's acquisitions. See Note 3 for further discussion.

See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Cash Flows

	Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
Operating Activities:
Net income	$330,368	$49,356	$118,174
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	12,630	10,699	9,360
Deferred income taxes	(53,981)	(36,184)	11,323
Gain on sale of Advisory Research, Inc. ("ARI"), net of tax	—	—	(33,026)
Stock-based compensation	171,447	121,688	32,003
Amortization of intangible assets	30,080	44,728	9,763
Amortization of forgivable loans	9,505	3,538	4,639
Decrease/(increase) in operating assets:
Receivables from brokers, dealers and clearing organizations	(32,639)	254,292	(46,207)
Net financial instruments and other inventory positions owned	30,238	203,815	(4,542)
Investments	(68,866)	(24,353)	(6,255)
Other assets	(34,913)	4,024	117
Increase/(decrease) in operating liabilities:
Payables to brokers, dealers and clearing organizations	(5,344)	11,077	(1,143)
Accrued compensation	330,883	132,767	(29,277)
Other liabilities and accrued expenses	(12,321)	4,318	(10,117)
Decrease in assets held for sale	—	—	20,901
Decrease in liabilities held for sale	—	—	(7,915)

Net cash provided by operating activities	707,087	779,765	67,798

Investing Activities:
Business acquisitions, net of cash acquired	—	(417,414)	(19,674)
Proceeds from sale of ARI	—	—	52,881
Purchases of fixed assets, net	(20,577)	(17,581)	(6,516)

Net cash provided by/(used in) investing activities	(20,577)	(434,995)	26,691

Continued on next page

Piper Sandler Companies
Consolidated Statements of Cash Flows – Continued

	Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
Financing Activities:
Increase/(decrease) in short-term financing	$—	$(49,978)	$25
Issuance of long-term financing	—	—	175,000
Repayment of long-term financing	(70,000)	—	—
Payment of cash dividend	(99,350)	(28,172)	(35,594)
Increase in noncontrolling interests	16,134	12,560	15,810
Repurchase of common stock	(69,901)	(21,965)	(50,584)

Net cash provided by/(used in) financing activities	(223,117)	(87,555)	104,657

Currency adjustment:
Effect of exchange rate changes on cash	(363)	702	508

Net increase in cash and cash equivalents	463,030	257,917	199,654

Cash and cash equivalents at beginning of year	507,935	250,018	50,364

Cash and cash equivalents at end of year	$970,965	$507,935	$250,018

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$10,777	$14,485	$12,038
Income taxes	$165,910	$28,891	$9,581
See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Notes to the Consolidated Financial Statements

Note 1 Organization and Basis of Presentation

Organization

Piper Sandler Companies is the parent company of Piper Sandler & Co., a securities broker dealer and investment banking firm; Piper Sandler Ltd., a firm providing securities brokerage and mergers and acquisitions services in the United Kingdom; Piper Sandler Finance LLC, which facilitates corporate debt underwriting in conjunction with affiliated credit vehicles; Piper Sandler Investment Group Inc., PSC Capital Management LLC and PSC Capital Management II LLC, entities providing alternative asset management services; Piper Sandler Loan Strategies, LLC ("PSLS"), which provides management services for primary and secondary market liquidity transactions of loan and servicing rights; Piper Sandler Hedging Services, LLC, an entity that assists clients with hedging strategies; Piper Sandler Financial Products Inc. and Piper Sandler Financial Products II Inc., entities that facilitate derivative transactions; and other immaterial subsidiaries.

Piper Sandler Companies and its subsidiaries (collectively, the "Company") operate in one reporting segment providing investment banking and institutional securities services (collectively, "Capital Markets"). The Company's Capital Markets business provides investment banking services and institutional sales, trading and research services. Investment banking services include financial advisory services, management of and participation in underwritings, and municipal financing activities. Revenues are generated through the receipt of advisory and financing fees. Institutional sales, trading and research services focus on the trading of equity and fixed income products with institutions, corporations, government and non-profit entities. Revenues are generated through commissions and sales credits earned on equity and fixed income institutional sales activities, net interest revenues on trading securities held in inventory, and profits and losses from trading these securities. Also, the Company has created alternative asset management funds in merchant banking and healthcare in order to invest firm capital and to manage capital from outside investors. The Company records gains and losses from investments in these funds and receives management and performance fees.

As discussed in Note 4, Advisory Research, Inc. ("ARI") was sold in the third quarter of 2019. ARI's results, previously reported in the Company's Asset Management segment, have been presented as discontinued operations for the year ended December 31, 2019. ARI provided traditional asset management services with product offerings in master limited partnerships and equity securities.

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

Fair Value of Financial Instruments

Financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased on the consolidated statements of financial condition consist of financial instruments (including securities with extended settlements and derivative contracts) recorded at fair value. Unrealized gains and losses related to these financial instruments are reflected on the consolidated statements of operations. Securities (both long and short), including securities with extended settlements, are recognized on a trade-date basis. Additionally, the Company's investments on the consolidated statements of financial condition are principally recorded at fair value.

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

Fixed Assets

Fixed assets include furniture and equipment, software, and leasehold improvements. Furniture and equipment and software are depreciated using the straight-line method over estimated useful lives of three to ten years. Leasehold improvements are amortized over ten years or the life of the lease, whichever is shorter.

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

Intangible assets with determinable lives consist of customer relationships and internally developed software that are amortized over their original estimated useful lives ranging from one to eight years. The pattern of amortization reflects the timing of the realization of the economic benefits of such intangible assets. The Sandler trade name is an indefinite-lived intangible asset, which is not amortized and is evaluated for impairment annually, at a minimum, or on an interim basis if events or circumstances indicate a possible inability to realize the carrying amount.

See Note 11 for additional information on the Company's impairment testing of goodwill and intangible assets.

Investments

The Company's investments include equity investments in private companies and partnerships. Equity investments in private companies are accounted for at fair value. Investments in partnerships are accounted for under the equity method, which is generally the net asset value.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Other Assets

Other assets include receivables and prepaid expenses. Receivables primarily include fee receivables and loans made to employees, typically in connection with their recruitment. Employee loans are forgiven based on continued employment and are amortized to compensation and benefits expense using the straight-line method over the respective terms of the loans, which generally range from one to five years.

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

The Company's advisory fees generally consist of a nonrefundable up-front fee and a success fee. The nonrefundable fee is recorded as deferred revenue upon receipt and recognized at a point in time when the performance obligation is satisfied, or when the transaction is deemed by management to be terminated. Management's judgment is required in determining when a transaction is considered to be terminated. Certain engagements, such as restructuring advisory fees, consist of services provided on an ongoing basis, and are recognized over time as the performance obligation is satisfied.

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

Investment Income – Investment income includes realized and unrealized gains and losses from the Company's merchant banking, healthcare and other firm investments, as well as management and performance fees generated from the Company’s alternative asset management funds.

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

Earnings Per Share

Basic earnings per common share is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive stock options, restricted stock units and restricted shares. For periods prior to 2020, the Company calculated earnings per share using the two-class method. See Note 20 for additional information on the Company's calculation of earnings per share.

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

As discussed in Note 19, the Company also entered into acquisition-related compensation arrangements with certain employees of $113.9 million which consisted of restricted stock ($96.9 million) and restricted cash ($17.0 million) for retention purposes. The retention-related awards are also subject to vesting restrictions and employees must remain continuously employed by the Company for the respective vesting period. As these shares compensate employees for future services, the value of the shares is not part of the purchase price. Compensation expense related to these arrangements will be amortized on a straight-line basis over the requisite service period of 18 months, three years or five years (a weighted average service period of 3.7 years).

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

The Company paid cash consideration of $30.3 million and entered into unsecured promissory notes with the former owners totaling $20.0 million (the "Valence Notes"), as discussed in Note 14. The net assets acquired by the Company of $50.3 million are described below.

As part of the acquisition, the Company granted 647,268 restricted shares valued at $31.2 million on the acquisition date. As discussed in Note 19, the Company also entered into acquisition-related compensation arrangements with certain employees of $5.5 million in restricted stock for retention purposes. Both restricted share grants are subject to graded vesting, beginning on the third anniversary of the acquisition date, so long as the applicable employee remains continuously employed by the Company for such period. As these shares compensate employees for future services, the value of the shares is not part of the purchase price. Compensation expense will be amortized on a straight-line basis over the requisite service period of five years.

Additional cash may be earned by certain employees if a revenue threshold is exceeded during the three-year post-acquisition period to the extent they are employed by the Company at the time of payment. Amounts estimated to be payable, if any, will be recorded as compensation expense on the consolidated statements of operations over the requisite performance period. If earned, the amount will be paid by July 3, 2023. As of December 31, 2021, the Company has accrued $11.2 million related to this additional cash payment.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Transaction costs of $0.1 million and $2.5 million were incurred for the years ended December 31, 2021 and 2020, respectively, and are included in restructuring and integration costs on the consolidated statements of operations.

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

The purchase price consisted of cash consideration of $23.7 million as detailed in the net assets acquired below. As part of the acquisition, the Company granted 145,952 restricted shares valued at $14.7 million on the acquisition date. The restricted shares are subject to graded vesting, beginning on the third anniversary of the acquisition date, so long as the applicable employee remains continuously employed by the Company for such period. Compensation expense will be amortized on a straight-line basis over the requisite service period of five years. As discussed in Note 19, the Company also entered into acquisition-related compensation arrangements with certain employees of $2.9 million in restricted stock for retention purposes. These restricted shares are subject to ratable vesting and employees must fulfill service requirements in exchange for the rights to the restricted shares. Compensation expense will be amortized on a straight-line basis over the requisite service period of three years. As both restricted share grants compensate employees for future services, the value of the shares is not part of the purchase price.

Additional cash of $7.0 million may be earned by certain employees if a revenue threshold is exceeded during the three-year post-acquisition period to the extent they are employed by the Company at the time of payment. Amounts estimated to be payable, if any, will be recorded as compensation expense on the consolidated statements of operations over the requisite performance period. If earned, the amount will be paid by April 3, 2024. As of December 31, 2021, the Company expects the maximum amount will be earned and has accrued $2.2 million related to this additional cash payment.

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

Transaction costs of $0.1 million and $0.8 million were incurred for the years ended December 31, 2021 and 2020, respectively, and are included in restructuring and integration costs on the consolidated statements of operations.

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

The purchase price consisted of cash consideration of $24.0 million as detailed in the net assets acquired below. As part of the acquisition, the Company granted $10.1 million in restricted cash on the acquisition date. As discussed in Note 19, the Company also entered into acquisition-related compensation arrangements with certain employees of $7.3 million in restricted stock for retention purposes. Both the restricted cash and restricted stock are subject to graded vesting, beginning on the third anniversary of the acquisition date, so long as the applicable employee remains continuously employed by the Company for such period. Compensation expense will be amortized on a straight-line basis over the requisite service period of four years. As both the restricted cash and restricted share grants compensate employees for future services, the value of the grants is not part of the purchase price.

Additional cash of up to $31.5 million was available to be earned if a net revenue target was achieved during the period from January 1, 2020 to June 30, 2021 ("Weeden Earnout"). Certain Weeden & Co. equity owners, a portion of whom are now employees of the Company, were eligible to receive the additional payment. The Company paid $31.5 million related to the Weeden Earnout in the third quarter of 2021. Amounts payable to employees were recorded as compensation expense on the consolidated statements of operations over the requisite service period. Amounts payable to non-employee equity holders were recorded as a liability as of the acquisition date and adjusted through the statement of operations for any changes after the acquisition date. The Company recorded $6.5 million and $24.1 million in non-interest expenses related to the Weeden Earnout for the years ended December 31, 2021 and 2020, respectively.

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

Pro Forma Financial Information

The results of operations of Sandler O'Neill, Valence, TRS and Weeden & Co. have been included in the Company's consolidated financial statements prospectively beginning on the respective acquisition dates. The acquisitions have been fully integrated with the Company's existing operations. Accordingly, post-acquisition revenues and net income are not discernible. The following unaudited pro forma financial data is presented on a combined basis. Based on the respective acquisition dates, the unaudited pro forma financial data assumes that the Sandler O’Neill, Valence and TRS acquisitions had occurred on January 1, 2018 and that the Weeden & Co. acquisition had occurred on January 1, 2017. Pro forma results have been prepared by adjusting the Company's historical results to include the results of operations of Sandler O'Neill, Valence, TRS and Weeden & Co. adjusted for the following significant changes: interest expense was adjusted to reflect the debt incurred by the Company to fund portions of the Sandler O’Neill and Valence purchase price; amortization expense was adjusted to account for the acquisition-date fair value of intangible assets; compensation and benefits expenses were adjusted to reflect the restricted cash or restricted stock issued as part of the respective acquisition, the restricted stock issued for retention purposes, and the cost that would have been incurred had Sandler O’Neill partners and Valence and TRS employees been included in the Company’s employee compensation arrangements; and the income tax effect of applying the Company's statutory tax rates to the results of operations of Sandler O'Neill, Valence, TRS and Weeden & Co. The Company's consolidated unaudited pro forma information presented does not necessarily reflect the results of operations that would have resulted had the acquisitions been completed at the beginning of the applicable periods presented, does not contemplate client account overlap and anticipated operational efficiencies of the combined entities, nor does it indicate the results of operations in future periods.

	Year Ended December 31,
(Amounts in thousands)	2020	2019
Net revenues	$1,289,331	$1,252,260
Net income from continuing operations applicable to Piper Sandler Companies	44,453	73,952

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

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

ARI's results, previously reported in the Asset Management segment, have been presented as discontinued operations for the year ended December 31, 2019 and the related assets and liabilities were classified as held for sale. The components of discontinued operations were as follows:

Year Ended
(Amounts in thousands)	December 31, 2019
Net revenues	$26,546

Operating expenses	22,589
Intangible asset amortization (1)	5,465
Restructuring costs	10,268
Total non-interest expenses	38,322

Loss from discontinued operations before income tax benefit	(11,776)

Income tax benefit	(2,522)

Loss from discontinued operations before gain on sales	(9,254)

Gain on sales, net of tax	33,026

Income from discontinued operations, net of tax	$23,772
(1)Includes $2.9 million of intangible asset impairment related to the ARI trade name.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Note 5 Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased

	December 31,	December 31,
(Amounts in thousands)	2021	2020
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$2,831	$1,349
Convertible securities	148,057	146,088
Fixed income securities	8,687	18,432
Municipal securities:
Taxable securities	12,377	6,267
Tax-exempt securities	97,891	67,944
Short-term securities	29,357	28,592
Mortgage-backed securities	1,277	13
U.S. government agency securities	24,361	9,146
U.S. government securities	138	100,275
Derivative contracts	23,998	23,446
Total financial instruments and other inventory positions owned	$348,974	$401,552

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$77,744	$105,190
Fixed income securities	4,950	18,789
U.S. government securities	41,780	21,669
Derivative contracts	4,216	5,382
Total financial instruments and other inventory positions sold, but not yet purchased	$128,690	$151,030

At December 31, 2021 and 2020, financial instruments and other inventory positions owned in the amount of $118.6 million and $130.7 million, respectively, had been pledged as collateral for short-term financing arrangements.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Trading securities derivatives: The Company enters into interest rate derivative contracts and uses U.S. treasury bond futures and options to hedge interest rate and market value risks primarily associated with its fixed income securities. These instruments use rates based upon the MMD, LIBOR or SIFMA indices. The Company also enters into equity option contracts to hedge market value risk associated with its convertible securities.

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

	December 31, 2021			December 31, 2020
(Amounts in thousands)	Derivative	Derivative	Notional	Derivative	Derivative	Notional
Derivative Category	Assets (1)	Liabilities (2)	Amount	Assets (1)	Liabilities (2)	Amount
Interest rate
Customer matched-book	$157,064	$149,353	$1,630,056	$233,116	$223,218	$1,955,131
Trading securities	—	1,560	65,925	—	4,225	55,375
	$157,064	$150,913	$1,695,981	$233,116	$227,443	$2,010,506
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

(Amounts in thousands)		Year Ended December 31,
Derivative Category	Operations Category	2021	2020	2019
Interest rate derivative contract	Investment banking	$(1,786)	$(1,407)	$(912)
Interest rate derivative contract	Institutional brokerage	2,264	(1,881)	2,417
		$478	$(3,288)	$1,505

Credit risk associated with the Company's derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company's derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company's financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The majority of the Company's derivative contracts are substantially collateralized by its counterparties, who are major financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of a derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of December 31, 2021, the Company had $20.7 million of uncollateralized credit exposure with these counterparties (notional contract amount of $157.8 million), including $16.3 million of uncollateralized credit exposure with one counterparty.

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

The Company employs specific control processes to determine the reasonableness of the fair value of its financial instruments. The Company's processes are designed to ensure that the internally-estimated fair values are accurately recorded and that the data inputs and the valuation techniques used are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. Individuals outside of the trading departments perform independent pricing verification reviews as of each reporting date. The Company has established parameters which set forth when the fair value of securities is independently verified. The selection parameters are generally based upon the type of security, the level of estimation risk of a security, the materiality of the security to the Company's consolidated financial statements, changes in fair value from period to period, and other specific facts and circumstances of the Company's securities portfolio. In evaluating the initial internally-estimated fair values made by the Company's traders, the nature and complexity of securities involved (e.g., term, coupon, collateral, and other key drivers of value), level of market activity for securities, and availability of market data are considered. The independent price verification procedures include, but are not limited to, analysis of trade data (both internal and external where available), corroboration to the valuation of positions with similar characteristics, risks and components, or comparison to an alternative pricing source, such as a discounted cash flow model. The Company's valuation committees, comprised of members of senior management and risk management, provide oversight and overall responsibility for the internal control processes and procedures related to fair value measurements.

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

Investments

The Company's investments valued at fair value include equity investments in private companies. Investments in private companies are valued based on an assessment of each underlying security, considering rounds of financing, the financial condition and operating results of the private company, third party transactions and market-based information, including comparable company transactions, trading multiples (e.g., multiples of revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA")) and changes in market outlook, among other factors. These securities are categorized based on the lowest level of input that is significant to the fair value measurement.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company's Level III financial instruments as of December 31, 2021:

	Valuation			Weighted
	Technique	Unobservable Input	Range	Average (1)
Assets
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	Discounted cash flow	Expected recovery rate (% of par) (2)	0 - 25%	13.4%
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve in basis points ("bps") (2)	7 - 15 bps	11.0 bps
Investments at fair value:
Equity securities in private companies	Market approach	Revenue multiple (2)	2 - 5 times	3.2 times
		EBITDA multiple (2)	11 - 13 times	12.0 times

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve in bps (3)	6 - 42 bps	13.7 bps
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

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The following table summarizes the valuation of the Company's financial instruments by pricing observability levels defined in ASC 820 as of December 31, 2021:

				Counterparty
				and Cash
				Collateral
(Amounts in thousands)	Level I	Level II	Level III	Netting (1)	Total
Assets
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$33	$2,798	$—	$—	$2,831
Convertible securities	—	148,057	—	—	148,057
Fixed income securities	—	8,687	—	—	8,687
Municipal securities:
Taxable securities	—	12,377	—	—	12,377
Tax-exempt securities	—	97,644	247	—	97,891
Short-term securities	—	29,357	—	—	29,357
Mortgage-backed securities	—	1,277	—	—	1,277
U.S. government agency securities	—	24,361	—	—	24,361
U.S. government securities	138	—	—	—	138
Derivative contracts	—	156,338	726	(133,066)	23,998
Total financial instruments and other inventory positions owned	171	480,896	973	(133,066)	348,974

Cash equivalents	908,198	—	—	—	908,198

Investments at fair value (2)	62,674	34,416	142,286	—	239,376
Total assets	$971,043	$515,312	$143,259	$(133,066)	$1,496,548

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$74,251	$3,493	$—	$—	$77,744
Fixed income securities	—	4,950	—	—	4,950
U.S. government securities	41,780	—	—	—	41,780
Derivative contracts	—	149,015	1,898	(146,697)	4,216
Total financial instruments and other inventory positions sold, but not yet purchased	$116,031	$157,458	$1,898	$(146,697)	$128,690
(1)Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.
(2)Includes noncontrolling interests of $164.6 million attributable to unrelated third party ownership in consolidated alternative asset management funds.

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
(2)Includes noncontrolling interests of $94.9 million attributable to unrelated third party ownership in consolidated alternative asset management funds.

The Company's Level III assets were $143.3 million and $153.3 million, or 9.6 percent and 14.7 percent of financial instruments measured at fair value at December 31, 2021 and 2020, respectively. There were $64.0 million of transfers of financial assets out of Level III for the year ended December 31, 2021, primarily due to unobservable inputs becoming observable.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The following tables summarize the changes in fair value associated with Level III financial instruments held at the beginning or end of the periods presented:

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	December 31,	December 31,
(Amounts in thousands)	2020	Purchases	Sales	in	out	(losses)	(losses)	2021	2021
Assets
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	$—	$—	$—	$502	$—	$—	$(255)	$247	$(255)
Mortgage-backed securities	13	—	—	—	—	—	(13)	—	—
Derivative contracts	270	—	(256)	—	—	256	456	726	726
Total financial instruments and other inventory positions owned	283	—	(256)	502	—	256	188	973	471

Investments at fair value	152,995	42,100	(57,251)	—	(63,957)	40,306	28,093	142,286	19,990
Total assets	$153,278	$42,100	$(57,507)	$502	$(63,957)	$40,562	$28,281	$143,259	$20,461

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$3,706	$(3,225)	$—	$—	$—	$3,225	$(1,808)	$1,898	$1,898
Total financial instruments and other inventory positions sold, but not yet purchased	$3,706	$(3,225)	$—	$—	$—	$3,225	$(1,808)	$1,898	$1,898

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	December 31,	December 31,
(Amounts in thousands)	2019	Purchases	Sales	in	out	(losses)	(losses)	2020	2020
Assets
Financial instruments and other inventory positions owned:
Mortgage-backed securities	$13	$—	$—	$—	$—	$—	$—	$13	$—
Derivative contracts	8	1,005	(535)	—	—	(470)	262	270	270
Total financial instruments and other inventory positions owned	21	1,005	(535)	—	—	(470)	262	283	270

Investments at fair value	132,329	16,133	(6,285)	—	(130)	(3,264)	14,212	152,995	8,711
Total assets	$132,350	$17,138	$(6,820)	$—	$(130)	$(3,734)	$14,474	$153,278	$8,981

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$1,563	$(14,983)	$379	$—	$—	$14,604	$2,143	$3,706	$3,706
Total financial instruments and other inventory positions sold, but not yet purchased	$1,563	$(14,983)	$379	$—	$—	$14,604	$2,143	$3,706	$3,706

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Realized and unrealized gains/(losses) related to financial instruments, with the exception of customer matched-book derivatives, are reported in institutional brokerage on the consolidated statements of operations. Realized and unrealized gains/(losses) related to customer matched-book derivatives are reported in investment banking. Realized and unrealized gains/(losses) related to investments are principally reported in investment income on the consolidated statements of operations.

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

Consolidated VIEs

The Company's consolidated VIEs at December 31, 2021 included certain alternative asset management funds in which the Company has an investment and, as the managing partner, is deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds.

The following table presents information about the carrying value of the assets and liabilities of the VIEs that are consolidated by the Company and included on the consolidated statements of financial condition at December 31, 2021. The assets can only be used to settle the liabilities of the respective VIE, and the creditors of the VIEs do not have recourse to the general credit of the Company. These VIEs have a combined $50.0 million of bank line financing available with interest rates based on either prime or LIBOR plus an applicable margin. The assets and liabilities are presented prior to consolidation, and thus a portion of these assets and liabilities are eliminated in consolidation.

Alternative Asset
(Amounts in thousands)	Management Funds
Assets
Investments	$219,270
Other assets	6,264
Total assets	$225,534

Liabilities
Other liabilities and accrued expenses	$4,776
Total liabilities	$4,776

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Nonconsolidated VIEs

The Company determined it is not the primary beneficiary of certain VIEs and accordingly does not consolidate them. These VIEs had net assets approximating $2.1 billion and $1.8 billion at December 31, 2021 and 2020, respectively. The Company's exposure to loss from these VIEs is $12.2 million, which is the carrying value of its capital contributions recorded in investments on the consolidated statements of financial condition at December 31, 2021. The Company had no liabilities related to these VIEs at December 31, 2021 and 2020. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of December 31, 2021.

Note 8 Receivables from and Payables to Brokers, Dealers and Clearing Organizations

	December 31,	December 31,
(Amounts in thousands)	2021	2020
Receivable from clearing organizations	$226,731	$184,662
Receivable from brokers and dealers	24,056	33,514
Other	3,343	3,315
Total receivables from brokers, dealers and clearing organizations	$254,130	$221,491

	December 31,	December 31,
(Amounts in thousands)	2021	2020
Payable to brokers and dealers	$13,247	$18,591
Total payables to brokers, dealers and clearing organizations	$13,247	$18,591

Under the Company's fully disclosed clearing agreement, all of its securities inventories with the exception of convertible securities, and all of its customer activities are held by or cleared through Pershing LLC ("Pershing"). The Company has established an arrangement to obtain financing from Pershing related to the majority of its trading activities. The Company also has a clearing arrangement with bank financing related to its convertible securities inventories. Financing under these arrangements is secured primarily by securities, and collateral limitations could reduce the amount of funding available under these arrangements. The funding is at their discretion and could be denied. The Company's clearing arrangement activities are recorded net from trading activity. The Company's fully disclosed clearing agreement includes a covenant requiring Piper Sandler & Co. to maintain excess net capital of $120 million.

Note 9 Investments

The Company's investments include investments in private companies and partnerships.

	December 31,	December 31,
(Amounts in thousands)	2021	2020
Investments at fair value	$239,376	$174,849
Investments at cost	611	611
Investments accounted for under the equity method	12,058	7,719
Total investments	252,045	183,179

Less investments attributable to noncontrolling interests (1)	(164,565)	(94,900)
	$87,480	$88,279
(1)Noncontrolling interests are attributable to unrelated third party ownership in consolidated alternative asset management funds.

At December 31, 2021, investments carried on a cost basis had an estimated fair market value of $0.6 million. Because valuation estimates were based upon management's judgment, investments carried at cost would be categorized as Level III assets in the fair value hierarchy, if they were carried at fair value.

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

Note 10 Other Assets

	December 31,	December 31,
(Amounts in thousands)	2021	2020
Fee receivables	$51,403	$38,840
Forgivable loans, net	12,040	5,526
Prepaid expenses	18,989	14,585
Other	28,173	16,092
Total other assets	$110,605	$75,043

Note 11 Goodwill and Intangible Assets

(Amounts in thousands)
Goodwill
Balance at December 31, 2019	$87,649
Goodwill acquired	139,859
Balance at December 31, 2020	$227,508
Goodwill acquired	—
Balance at December 31, 2021	$227,508

Intangible assets
Balance at December 31, 2019	$16,686
Intangible assets acquired	177,900
Amortization of intangible assets	(44,728)
Balance at December 31, 2020	$149,858
Intangible assets acquired	—
Amortization of intangible assets	(30,080)
Balance at December 31, 2021	$119,778

As discussed in Note 3, the addition of goodwill and intangible assets during the year ended December 31, 2020 related to the acquisitions of Sandler O'Neill, Valence and TRS. Management identified $157.8 million of intangible assets related to the acquisition of Sandler O'Neill, consisting of customer relationships of $72.4 million and the Sandler trade name of $85.4 million. The customer relationships are being amortized over a weighted average life of 2.4 years. The Sandler trade name is an indefinite-lived intangible asset and is not subject to amortization. Management identified $14.8 million of customer relationship intangible assets related to the acquisition of Valence, which were amortized over a weighted average life of 1.4 years. Management also identified $5.3 million of customer relationship intangible assets related to the acquisition of TRS, which were amortized over one year.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Intangible assets with determinable lives primarily consist of customer relationships and internally developed software. The following table summarizes the future aggregate amortization expense of the Company's intangible assets with determinable lives:

(Amounts in thousands)
2022	$9,344
2023	7,442
2024	6,292
2025	5,302
2026	4,825
Thereafter	1,173
Total	$34,378

The Company performed its annual goodwill impairment testing as of October 31, 2021, which resulted in no impairment. The annual goodwill impairment testing for 2020 and 2019 resulted in no impairment associated with the Capital Markets reporting unit.

The Company also evaluated its intangible assets and concluded there was no impairment in 2021, 2020 and 2019 associated with the Capital Markets reporting unit.

Note 12 Fixed Assets

	December 31,	December 31,
(Amounts in thousands)	2021	2020
Furniture and equipment	$54,763	$50,971
Leasehold improvements	61,218	55,510
Software	12,603	12,214
Total	128,584	118,695
Accumulated depreciation and amortization	(76,823)	(74,883)
Fixed assets, net of accumulated depreciation and amortization	$51,761	$43,812

For the years ended December 31, 2021, 2020 and 2019, depreciation and amortization of furniture and equipment, leasehold improvements and software totaled $12.6 million, $10.7 million and $9.3 million, respectively, and are included in occupancy and equipment expense from continuing operations on the consolidated statements of operations.

Note 13 Short-Term Financing

The Company has an unsecured $65 million revolving credit facility with U.S. Bank N.A. The credit agreement will terminate on December 20, 2022, unless otherwise terminated, and is subject to a one-year extension exercisable at the option of the Company. This credit facility includes customary events of default and covenants that, among other things, requires the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital of $120 million, limits the Company's leverage ratio, requires maintenance of a minimum ratio of operating cash flow to fixed charges, and imposes certain limitations on the Company's ability to make acquisitions and make payments on its capital stock. At December 31, 2021, there were no advances against this credit facility.

The Company's committed short-term bank line financing at December 31, 2021 consisted of a one-year $100 million committed revolving credit facility with U.S. Bank N.A., which has been renewed annually in the fourth quarter of each year since 2008. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital of $120 million, and the unpaid principal amount of all advances under this facility will be due on December 9, 2022. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis. At December 31, 2021, the Company had no advances against this line of credit.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The Company previously issued secured commercial paper ("CP") to fund a portion of its securities inventory. The Company retired the CP Series A program in January 2020 and retired the CP Series II A program in April 2021.

Note 14 Long-Term Financing

On October 15, 2019, the Company entered into a note purchase agreement with certain entities advised by Pacific Investment Management Company ("PIMCO"), under which the Company issued unsecured fixed rate senior notes ("Notes") in the amount of $175 million. The Notes consisted of two classes, Class A Notes and Class B Notes, with principal amounts of $50 million and $125 million, respectively. The Class A Notes were repaid by the Company upon maturity on October 15, 2021. The Class B Notes bear interest at an annual fixed rate of 5.20 percent and mature on October 15, 2023. Interest is payable semi-annually. The unpaid principal amount is due in full on the maturity date and may not be prepaid by the Company.

On April 3, 2020, the Company entered into unsecured promissory notes as part of the acquisition of Valence totaling $20 million. The Valence Notes were repaid in the first quarter of 2021.

Long-term financing arrangements are recorded at amortized cost which approximates fair value at December 31, 2021.

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

The Company has established reserves for potential losses that are probable and reasonably estimable that may result from pending and potential legal actions, investigations and regulatory proceedings. Reasonably possible losses in excess of amounts accrued at December 31, 2021 are not material. In many cases, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount or range of any potential loss, particularly where proceedings may be in relatively early stages or where plaintiffs are seeking substantial or indeterminate damages. Matters frequently need to be more developed before a loss or range of loss can reasonably be estimated.

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

Litigation-related reserve activity included within other operating expenses from continuing operations was immaterial for the years ended December 31, 2021, 2020 and 2019.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Operating Lease Commitments

The Company leases office space throughout the United States and in a limited number of foreign countries where the Company's international operations reside. Aggregate minimum lease commitments on an undiscounted basis for the Company's operating leases (including short-term leases) as of December 31, 2021 were as follows:

(Amounts in thousands)
2022	$23,831
2023	20,040
2024	17,846
2025	15,847
2026	13,868
Thereafter	17,790
Total	$109,222

Total minimum rentals to be received from 2022 through 2024 under noncancelable subleases were $0.9 million at December 31, 2021.

The following table summarizes the Company's operating lease costs and sublease income from continuing operations:

	Year Ended December 31,
(Amounts in millions)	2021	2020	2019
Operating lease costs	$20.7	$21.9	$12.1
Operating lease costs related to short-term leases	0.9	0.8	0.7
Sublease income	0.7	1.8	1.6

At December 31, 2021, the weighted average remaining lease term for operating leases was 5.5 years and the weighted average discount rate was 4.0 percent.

Investment Commitments

As of December 31, 2021, the Company had commitments to invest approximately $80.6 million in limited partnerships or limited liability companies that make direct or indirect equity or debt investments in companies.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Note 16 Restructuring and Integration Costs

The Company incurred restructuring and integration costs from continuing operations for the year ended December 31, 2021, primarily associated with its vacated leased office space in conjunction with its acquisitions of TRS and Valence. Additionally, the Company incurred integration costs primarily related to its acquisition of Cornerstone Macro and the announced acquisition of Stamford Partners LLP ("Stamford Partners"), as discussed in Note 25. The Company incurred restructuring and integration costs from continuing operations for the year ended December 31, 2020, primarily in conjunction with its acquisitions of Sandler O'Neill, Valence and TRS. The Company incurred restructuring and integration costs from continuing operations for the year ended December 31, 2019, primarily in conjunction with its acquisition of Weeden & Co. and the pending acquisition of Sandler O'Neill.

	Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
Vacated leased office space	$3,404	$2,481	$1,726
Severance, benefits and outplacement	317	3,032	2,938
Contract termination	—	891	2,798
Total restructuring costs	3,721	6,404	7,462

Integration costs	1,003	4,351	6,859

Total restructuring and integration costs	$4,724	$10,755	$14,321

Note 17 Shareholders' Equity

The Company's amended and restated certificate of incorporation provides for the issuance of up to 100,000,000 shares of common stock with a par value of $0.01 per share and up to 5,000,000 shares of undesignated preferred stock with a par value of $0.01 per share.

Common Stock

The holders of the Company's common stock are entitled to one vote per share on all matters to be voted upon by the shareholders. Subject to preferences that may be applicable to any outstanding preferred stock of Piper Sandler Companies, the holders of its common stock are entitled to receive ratably such dividends, if any, as may be declared out of funds legally available for that purpose. There are also restrictions on the payment of dividends as set forth in Note 22. The Company's board of directors determines the declaration and payment of dividends and is free to change the Company's dividend policy at any time.

Dividends

The Company's current dividend policy is intended to return a metric based on fiscal year net income.

In 2021, the Company declared and paid quarterly cash dividends on its common stock, aggregating $1.95 per share, a special cash dividend on its common stock related to fiscal year 2020 results of $1.85 per share, and a special cash dividend on its common stock related to fiscal year 2021 results of $3.00 per share, totaling $99.4 million.

In 2020, the Company declared and paid quarterly cash dividends on its common stock, aggregating $1.25 per share, and a special cash dividend on its common stock related to fiscal year 2019 results of $0.75 per share, totaling $28.2 million.

In 2019, the Company declared and paid quarterly cash dividends on its common stock, aggregating $1.50 per share, and a special cash dividend on its common stock related to fiscal year 2018 results of $1.01 per share, totaling $35.6 million.

On February 10, 2022, the board of directors declared both a quarterly and an additional special cash dividend on its common stock of $0.60 and $4.50 per share, respectively, to be paid on March 11, 2022, to shareholders of record as of the close of business on March 2, 2022. The special cash dividend relates to the Company's fiscal year 2021 results.

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

Share Repurchases

Effective January 1, 2020, the Company's board of directors authorized the repurchase of up to $150.0 million in common shares, which expired on December 31, 2021. In 2021, the Company repurchased 417,903 shares at an average price of $125.03 per share for an aggregate purchase price of $52.3 million related to this authorization. In 2020, the Company repurchased 188,319 shares at an average price of $69.72 per share for an aggregate purchase price of $13.1 million related to this authorization.

Effective September 30, 2017, the Company's board of directors authorized the repurchase of up to $150.0 million in common shares, which expired on September 30, 2019. In 2019, the Company repurchased 501 shares at an average price of $64.80 per share related to this authorization.

On November 18, 2021, the Company's board of directors authorized the repurchase of up to $150.0 million in common shares. This authorization is effective from January 1, 2022 through December 31, 2023.

The Company also purchases shares of common stock from restricted stock award recipients upon the award vesting or as recipients sell shares to meet their employment tax obligations. The Company purchased 154,117 shares or $17.7 million; 105,193 shares or $8.8 million; and 701,217 shares or $50.6 million of the Company's common stock for these purposes during the years ended December 31, 2021, 2020 and 2019, respectively.

Issuance of Shares

The Company issues common shares out of treasury stock as a result of employee restricted share vesting and exercise transactions as discussed in Note 19. During the years ended December 31, 2021, 2020 and 2019, the Company issued 918,024 shares, 309,089 shares and 1,415,147 shares, respectively, related to these obligations. During the year ended December 31, 2020, the Company also issued 34,205 common shares out of treasury stock for Sandler O'Neill deal consideration, as discussed in Note 3.

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

Noncontrolling Interests

The consolidated financial statements include the accounts of Piper Sandler Companies, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. Noncontrolling interests represent equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Sandler Companies. Noncontrolling interests represent the minority equity holders' proportionate share of the equity in the Company's alternative asset management funds.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Ownership interests in entities held by parties other than the Company's common shareholders are presented as noncontrolling interests within shareholders' equity, separate from the Company's own equity. Revenues, expenses and net income or loss are reported on the consolidated statements of operations on a consolidated basis, which includes amounts attributable to both the Company's common shareholders and noncontrolling interests. Net income or loss is then allocated between the Company and noncontrolling interests based upon their relative ownership interests. Net income applicable to noncontrolling interests is deducted from consolidated net income to determine net income applicable to the Company. There was no other comprehensive income or loss attributed to noncontrolling interests for the years ended December 31, 2021, 2020 and 2019.

Note 18 Employee Benefit Plans

The Company has various employee benefit plans, and substantially all employees are covered by at least one plan. The plans include health and welfare plans and a tax-qualified retirement plan (the "Retirement Plan"). During the years ended December 31, 2021, 2020 and 2019, the Company incurred employee benefits expenses from continuing operations of $35.9 million, $25.5 million and $18.4 million, respectively.

Health and Welfare Plans

Company employees who meet certain work schedule and service requirements are eligible to participate in the Company's health and welfare plans. The Company subsidizes the cost of coverage for employees. The health plans contain cost-sharing features such as deductibles and coinsurance.

The Company is self-insured for losses related to health claims, although it obtains third party stop loss insurance coverage on both an individual and a group plan basis. Self-insured liabilities are based on a number of factors, including historical claims experience, an estimate of claims incurred but not reported and valuations provided by third party actuaries. For the years ended December 31, 2021, 2020 and 2019, the Company recognized expense of $20.0 million, $14.7 million and $10.6 million, respectively, in compensation and benefits expense from continuing operations on the consolidated statements of operations related to its health plans.

Retirement Plan

The Retirement Plan consists of a defined contribution retirement savings plan. The defined contribution retirement savings plan allows qualified employees, at their option, to make contributions through salary deductions under Section 401(k) of the Internal Revenue Code. Employee contributions are 100 percent matched by the Company to a maximum of six percent of recognized compensation up to the social security taxable wage base. Effective January 1, 2021, the Retirement Plan was amended to provide for a discretionary profit sharing contribution by the Company. Payment and amount of the profit sharing contribution are determined annually on a discretionary basis. For the year ended December 31, 2021, the Company contributed two percent of recognized compensation up to the social security taxable wage base for each eligible employee related to the profit sharing contribution. Although the Company's matching and profit sharing contributions vest immediately, a participant must be employed on December 31 to receive that year's employer contributions.

Piper Sandler Companies
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

The following table provides a summary of the Company's outstanding equity awards (in shares or units) as of December 31, 2021:

Incentive Plan
Restricted Stock
Annual grants	529,582
Sign-on grants	85,843
615,425
2019 Inducement Plan
Restricted Stock	95,348

2020 Inducement Plan
Restricted Stock	1,268,228

Total restricted stock related to compensation plans	1,979,001

Restricted stock related to acquisitions (1)	1,816,211

Total restricted stock outstanding	3,795,212

Incentive Plan
Restricted Stock Units	158,393

Incentive Plan
Stock Options	81,667
(1)The Company issued restricted stock with service conditions in conjunction with the acquisitions of Sandler O'Neill, Valence and TRS. See Note 3 for further discussion.

Incentive Plan

The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company's employees and directors for up to 9.4 million shares of common stock (1.4 million shares remained available for future issuance under the Incentive Plan as of December 31, 2021). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant's death, and at the discretion of the compensation committee of the Company's board of directors.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The Company's Annual Grants are made each year in February. Annual Grants vest ratably over three years in equal installments. The Annual Grants provide for continued vesting after termination of employment, so long as the employee does not violate certain post-termination restrictions set forth in the award agreement or any agreements entered into upon termination. The Company determined the service inception date precedes the grant date for the Annual Grants, and that the post-termination restrictions do not meet the criteria for an in-substance service condition, as defined by ASC 718. Accordingly, restricted stock granted as part of the Annual Grants is expensed in the one-year period in which those awards are deemed to be earned, which is generally the calendar year preceding the February grant date. For example, the Company recognized compensation expense during fiscal year 2021 for its February 2022 Annual Grant. If an equity award related to the Annual Grants is forfeited as a result of violating the post-termination restrictions, the lower of the fair value of the award at grant date or the fair value of the award at the date of forfeiture is recorded within the consolidated statements of operations as a reversal of compensation expense.

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

Up to 75 percent of the award can be earned based on the Company achieving certain average adjusted return on equity targets, as defined in the terms of the award agreements. The fair value of this portion of the award was based on the closing price of the Company's common stock on the grant date. If the Company determines that it is probable that the performance condition will be achieved, compensation expense is amortized on a straight-line basis over the 36-month performance period. The probability that the performance condition will be achieved is reevaluated each reporting period with changes in estimated outcomes accounted for using a cumulative effect adjustment to compensation expense. Compensation expense will be recognized only if the performance condition is met. Employees forfeit unvested restricted stock units upon termination of employment with a corresponding reversal of compensation expense. As of December 31, 2021, the Company has determined that the probability of achieving the performance condition for each award is as follows:

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

Because the market condition portion of the awards vesting depends on the Company's total shareholder return relative to a peer group, the valuation modeled the performance of the peer group as well as the correlation between the Company and the peer group. The expected stock price volatility assumptions were determined using historical volatility, as correlation coefficients can only be developed through historical volatility. The risk-free interest rates were determined based on three-year U.S. Treasury bond yields.

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

Stock-Based Compensation Activity

The following table summarizes the Company's stock-based compensation activity within continuing operations:

	Year Ended December 31,
(Amounts in millions)	2021	2020	2019
Stock-based compensation expense	$170.1	$120.8	$30.8
Forfeitures	1.6	2.3	2.6
Tax benefit related to stock-based compensation expense	23.8	15.6	5.4

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The following table summarizes the changes in the Company's unvested restricted stock:

	Unvested	Weighted Average
	Restricted Stock	Grant Date
	(in Shares)	Fair Value
December 31, 2018	1,569,795	$53.80
Granted	463,088	74.05
Vested	(1,306,844)	47.30
Canceled	(31,814)	76.20
December 31, 2019	694,225	$78.52
Granted	3,968,340	74.82
Vested	(283,934)	80.64
Canceled	(66,074)	77.68
December 31, 2020	4,312,557	$74.99
Granted	353,753	108.21
Vested	(850,355)	81.29
Canceled	(20,743)	90.27
December 31, 2021	3,795,212	$76.59

The fair value of restricted stock that vested during the years ended December 31, 2021, 2020 and 2019 was $69.1 million, $22.9 million and $61.8 million, respectively.

The following table summarizes the changes in the Company's unvested restricted stock units:

	Unvested	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
December 31, 2018	194,251	$48.97
Granted	39,758	75.78
Vested	(103,707)	19.93
Canceled	(15,987)	45.79
December 31, 2019	114,315	$85.09
Granted	56,066	86.01
Vested	(18,255)	84.10
Canceled	(6,078)	84.10
December 31, 2020	146,048	$85.60
Granted	62,569	103.69
Vested	(50,224)	92.93
Canceled	—	—
December 31, 2021	158,393	$90.43
As of December 31, 2021, there was $132.5 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 2.3 years.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The following table summarizes the changes in the Company's outstanding stock options:

Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
December 31, 2018	81,667	$99.00	9.1	$—
Granted	—	—
Exercised	—	—
Canceled	—	—
Expired	—	—
December 31, 2019	81,667	$99.00	8.1	$—
Granted	—	—
Exercised	—	—
Canceled	—	—
Expired	—	—
December 31, 2020	81,667	$99.00	7.1	$155,167
Granted	—	—
Exercised	—	—
Canceled	—	—
Expired	—	—
December 31, 2021	81,667	$99.00	6.1	$6,493,343

Options exercisable at December 31, 2021	27,222	$99.00	6.1	$2,164,421

As of December 31, 2021, there was $0.4 million of unrecognized compensation cost related to stock options expected to be recognized over a weighted average period of 1.1 years. There were no exercisable options during the years ended December 31, 2020 and 2019.

The Company has a policy of issuing shares out of treasury (to the extent available) to satisfy share option exercises and restricted stock vesting. The Company expects to withhold approximately 0.1 million shares from employee equity awards vesting in 2022, related to employee individual income tax withholding obligations on restricted stock vesting. For accounting purposes, withholding shares to cover employees' tax obligations is deemed to be a repurchase of shares by the Company.

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

The Company recorded compensation expense from continuing operations of $127.3 million, $77.2 million and $45.5 million for the years ended December 31, 2021, 2020 and 2019, respectively, related to employee MFRS Awards, less forfeitures. Forfeitures were $3.5 million, $5.8 million and $3.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The nonqualified deferred compensation plan is an unfunded plan which allows certain highly compensated employees, at their election, to defer a portion of their compensation. This plan was closed to future deferral elections by participants for performance periods beginning after December 31, 2017. The amounts deferred under this plan are held in a grantor trust. The Company invests, as a principal, in investments to economically hedge its obligation under the nonqualified deferred compensation plan. Investments in the grantor trust, consisting of mutual funds and categorized as Level I, totaled $18.8 million and $16.3 million as of December 31, 2021 and 2020, respectively, and are included in investments on the consolidated statements of financial condition. A corresponding deferred compensation liability is included in accrued compensation on the consolidated statements of financial condition. The compensation deferred by the employees was expensed in the period earned. Changes in the fair value of the investments made by the Company are reported in investment income and changes in the corresponding deferred compensation liability are reflected as compensation and benefits expense on the consolidated statements of operations.

The Company entered into acquisition-related compensation arrangements with certain employees for retention and incentive purposes in conjunction with its acquisition of Simmons. Additional cash compensation was available to certain employees subject to exceeding an investment banking revenue threshold during the three-year Simmons post-acquisition period, which ended on February 26, 2019. The Company paid $40.1 million related to this performance award plan in August 2019. Amounts payable related to this performance award plan were recorded as compensation expense from continuing operations on the consolidated statements of operations over the requisite performance period of three years. The Company recorded $0.6 million as compensation expense from continuing operations for the year ended December 31, 2019.

Note 20 Earnings Per Share ("EPS")

Basic earnings per common share is computed by dividing net income applicable to Piper Sandler Companies' common shareholders by the weighted average number of common shares outstanding for the period. For periods prior to 2020, the Company calculated EPS using the two-class method. Net income applicable to Piper Sandler Companies' common shareholders represented net income applicable to Piper Sandler Companies reduced by the allocation of earnings to participating securities. No allocation of undistributed earnings was made for periods in which a loss was incurred, or for periods in which cash dividends exceeded net income resulting in an undistributed loss. Distributed earnings (e.g., dividends) were allocated to participating securities. Prior to the February 2019 Annual Grant (the "2019 Annual Grant"), all of the Company's restricted shares were deemed to be participating securities as they were eligible to share in the profits (e.g., receive dividends) of the Company. The Company's restricted stock units, as well as restricted stock grants issued in 2019 and subsequent periods, are not participating securities as the dividends are forfeitable until vested. Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive stock options, restricted stock units and non-participating restricted shares.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The computation of EPS is as follows:

	Year Ended December 31,
(Amounts in thousands, except per share data)	2021	2020	2019
Net income from continuing operations applicable to Piper Sandler Companies	$278,514	$40,504	$87,939
Net income from discontinued operations	—	—	23,772
Net income applicable to Piper Sandler Companies	278,514	40,504	111,711
Earnings allocated to participating securities	—	—	(4,511)	(1)
Net income applicable to Piper Sandler Companies' common shareholders	$278,514	$40,504	$107,200	(2)

Shares for basic and diluted calculations:
Average shares used in basic computation	14,265	13,781	13,555
Stock options	14	—	—
Restricted stock units	187	135	162
Non-participating restricted shares	2,488	985	220
Average shares used in diluted computation	16,955	14,901	13,937

Earnings per basic common share:
Income from continuing operations	$19.52	$2.94	$6.21
Income from discontinued operations	—	—	1.69
Earnings per basic common share	$19.52	$2.94	$7.90

Earnings per diluted common share:
Income from continuing operations	$16.43	$2.72	$6.05
Income from discontinued operations	—	—	1.65
Earnings per diluted common share	$16.43	$2.72	$7.69
(1)Represents the allocation of distributed and undistributed earnings to participating securities. No allocation of undistributed earnings is made for periods in which a loss is incurred, or for periods in which cash dividends exceed net income resulting in an undistributed loss. Distributed earnings (e.g., dividends) are allocated to participating securities. Participating securities include the Company's unvested restricted shares issued prior to the 2019 Annual Grant. The weighted average participating shares outstanding were 513,220 for the year ended December 31, 2019.
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

The anti-dilutive effects from stock options and non-participating restricted shares were immaterial for the year ended December 31, 2021. The average shares used in the diluted computation excluded anti-dilutive stock options and non-participating restricted shares of 1.7 million and 0.1 million for the years ended December 31, 2020 and 2019, respectively.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Note 21 Revenues and Business Information

The Company's activities as an investment bank and institutional securities firm constitute a single business segment. The substantial majority of the Company's net revenues and long-lived assets are located in the U.S.

Reportable financial results from continuing operations are as follows:

	Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
Capital Markets
Investment banking
Advisory services	$1,026,138	$443,327	$440,695
Corporate financing	362,797	295,333	105,256
Municipal financing	164,284	119,816	83,441
Total investment banking	1,553,219	858,476	629,392

Institutional brokerage
Equity brokerage	154,067	161,445	87,555
Fixed income services	233,510	196,308	80,336
Total institutional brokerage	387,577	357,753	167,891

Interest income	6,967	13,164	26,741
Investment income	94,032	23,265	22,275

Total revenues	2,041,795	1,252,658	846,299

Interest expense	10,734	14,445	11,733

Net revenues	2,031,061	1,238,213	834,566

Non-interest expenses	1,589,549	1,169,665	715,587

Pre-tax income	$441,512	$68,548	$118,979

Pre-tax margin	21.7%	5.5%	14.3%

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Note 22 Net Capital Requirements and Other Regulatory Matters

Piper Sandler & Co. is registered as a securities broker dealer with the Securities and Exchange Commission ("SEC") and is a member of various SROs and securities exchanges. The Financial Industry Regulatory Authority, Inc. ("FINRA") serves as the primary SRO of Piper Sandler & Co. Piper Sandler & Co. is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. Piper Sandler & Co. has elected to use the alternative method permitted by the SEC rule which requires that it maintain minimum net capital of $1.0 million. Advances to affiliates, repayment of subordinated debt, dividend payments and other equity withdrawals by Piper Sandler & Co. are subject to certain approvals, notifications and other provisions of SEC and FINRA rules.

At December 31, 2021, net capital calculated under the SEC rule was $362.5 million, and exceeded the minimum net capital required under the SEC rule by $361.5 million.

The Company's committed short-term credit facility, revolving credit facility and its Class B Notes with PIMCO include covenants requiring Piper Sandler & Co. to maintain minimum net capital of $120 million. The Company's fully disclosed clearing agreement with Pershing includes a covenant requiring Piper Sandler & Co. to maintain excess net capital of $120 million.

Piper Sandler Ltd., a broker dealer subsidiary registered in the United Kingdom, is subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority. As of December 31, 2021, Piper Sandler Ltd. was in compliance with the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority.

Piper Sandler Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At December 31, 2021, Piper Sandler Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Note 23 Income Taxes

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The components of income tax expense from continuing operations are as follows:

	Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
Current:
Federal	$124,389	$43,445	$(404)
State	36,793	14,551	123
Foreign	3,818	150	96
	165,000	58,146	(185)
Deferred:
Federal	(41,980)	(27,995)	19,071
State	(10,874)	(10,510)	5,517
Foreign	(1,002)	(449)	174
	(53,856)	(38,954)	24,762

Total income tax expense from continuing operations	$111,144	$19,192	$24,577

Total income tax expense from discontinued operations	$—	$—	$8,370

A reconciliation of federal income taxes from continuing operations at statutory rates to the Company's effective tax rates is as follows:

	Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
Federal income tax expense at statutory rates	$92,718	$14,395	$24,986
Increase/(reduction) in taxes resulting from:
Impact of the CARES Act	—	(2,438)	—
State income taxes, net of federal tax benefit	19,020	4,396	4,906
Net tax-exempt interest income	(754)	(1,661)	(1,643)
Foreign jurisdictions tax rate differential	978	48	(438)
Non-deductible compensation	9,013	6,163	3,293
Change in valuation allowance	49	446	(209)
Vestings of stock awards	(2,732)	(337)	(5,171)
Income attributable to noncontrolling interests	(10,889)	(1,859)	(1,357)
Other, net	3,741	39	210
Total income tax expense from continuing operations	$111,144	$19,192	$24,577

In accordance with ASC 740, U.S. income taxes are not provided on undistributed earnings of international subsidiaries that are permanently reinvested. As of December 31, 2021, no deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of the Company's foreign earnings to the U.S.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Deferred income tax assets and liabilities reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for the same items for income tax reporting purposes. The net deferred income tax assets consisted of the following items:

	December 31,	December 31,
(Amounts in thousands)	2021	2020
Deferred tax assets:
Deferred compensation	$118,470	$78,155
Accrued lease liability	22,086	24,067
Goodwill tax basis in excess of book basis	40,183	30,174
Net operating loss carryforwards	5,094	4,665
Liabilities/accruals not currently deductible	3,019	1,357
Other	4,241	2,478
Total deferred tax assets	193,093	140,896
Valuation allowance	(5,094)	(5,045)

Deferred tax assets after valuation allowance	187,999	135,851

Deferred tax liabilities:
Right-of-use lease asset	17,430	19,759
Unrealized gains on firm investments	3,533	5,610
Fixed assets	8,372	5,686
Other	464	577

Total deferred tax liabilities	29,799	31,632

Net deferred tax assets	$158,200	$104,219

The realization of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. The Company believes that its future tax profits will be sufficient to recognize its deferred tax assets, with the exception of $5.1 million in foreign and state net operating loss carryforwards.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The Company accounts for unrecognized tax benefits in accordance with the provisions of ASC 740, which requires tax reserves to be recorded for uncertain tax positions on the consolidated statements of financial condition. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Amounts in thousands)
Balance at December 31, 2018	$774
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	4,128
Reductions for tax positions of prior years	(358)
Settlements	(285)
Balance at December 31, 2019	$4,259
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(3,212)
Settlements	(943)
Balance at December 31, 2020	$104
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	1,743
Reductions for tax positions of prior years	(38)
Settlements	(66)
Balance at December 31, 2021	$1,743

As of December 31, 2021, approximately $1.7 million of the Company's unrecognized tax benefits would impact the annual effective rate, if recognized.

In 2021, the Company recorded a $1.7 million liability for uncertain state income tax positions. In 2019, the Company recorded a $4.1 million liability for uncertain state and local income tax positions related to its acquisition of Weeden & Co. This liability was recorded as a measurement period adjustment and includes a corresponding indemnification asset and deferred tax asset. In 2020, the Company reversed $3.2 million of this liability and corresponding indemnification asset and deferred tax asset as a measurement period adjustment and paid a settlement of $0.9 million, for which the Company was indemnified.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. The Company had $0.3 million and $1.2 million accrued related to the payment of interest and penalties at December 31, 2021 and 2019, respectively. The Company had no accruals related to the payment of interest and penalties at December 31, 2020. The Company or one of its subsidiaries files income tax returns with the various states and foreign jurisdictions in which the Company operates. The Company is not subject to examination by U.S. federal tax authorities for years before 2018 and is not subject to examination by state and local or non-U.S. tax authorities for taxable years before 2017. The Company anticipates the majority of its uncertain income tax positions will be resolved within the next twelve months.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Note 24 Parent Company only and PSLS

Parent Company only

Condensed Statements of Financial Condition

	December 31,	December 31,
(Amounts in thousands)	2021	2020
Assets
Cash and cash equivalents	$200	$200
Investment in and advances to subsidiaries	1,270,666	1,066,069
Other assets	15,545	9,311
Total assets	$1,286,411	$1,075,580

Liabilities and Shareholders' Equity
Long-term financing	$125,000	$195,000
Accrued compensation	94,795	47,647
Other liabilities and accrued expenses	4,406	3,508
Total liabilities	224,201	246,155

Shareholders' equity	1,062,210	829,425
Total liabilities and shareholders' equity	$1,286,411	$1,075,580

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Condensed Statements of Operations

	Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
Revenues:
Dividends from subsidiaries	$74,456	$42,450	$54,762
Interest income	508	829	815
Investment income	2,723	1,565	2,012
Total revenues	77,687	44,844	57,589

Interest expense	8,606	10,568	1,910

Net revenues	69,081	34,276	55,679

Non-interest expenses:
Total non-interest expenses	7,522	2,049	4,851

Income from continuing operations before income tax expense and equity in income of subsidiaries	61,559	32,227	50,828

Income tax expense	15,636	8,186	11,215

Income from continuing operations of parent company	45,923	24,041	39,613

Equity in undistributed income of subsidiaries	232,591	16,463	99,005

Net income from continuing operations	278,514	40,504	138,618

Discontinued operations:
Loss from discontinued operations, net of tax	—	—	(26,907)

Net income applicable to Piper Sandler Companies	$278,514	$40,504	$111,711

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Condensed Statements of Cash Flows

	Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
Operating Activities:
Net income	$278,514	$40,504	$111,711
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	1,019	525	643
Equity in undistributed income of subsidiaries	(232,591)	(16,463)	(99,005)

Net cash provided by operating activities	46,942	24,566	13,349

Financing Activities:
Issuance of long-term financing	—	—	175,000
Repayment of long-term financing	(70,000)	—	—
Advances from/(to) subsidiaries	192,309	25,571	(102,225)
Repurchase of common stock	(69,901)	(21,965)	(50,584)
Payment of cash dividend	(99,350)	(28,172)	(35,594)

Net cash used in financing activities	(46,942)	(24,566)	(13,403)

Net decrease in cash and cash equivalents	—	—	(54)

Cash and cash equivalents at beginning of year	200	200	254

Cash and cash equivalents at end of year	$200	$200	$200

PSLS

Condensed Statements of Financial Condition

	December 31,	December 31,
(Amounts in thousands)	2021	2020
Assets
Cash and cash equivalents	$5,075	$3,103
Right-of-use lease asset	1,062	1,633
Fee receivables	1,656	506
Prepaid expenses	110	121
Other assets	644	629
Total assets	$8,547	$5,992

Liabilities and Shareholder's Equity
Accrued compensation	$3,446	$1,209
Accrued lease liability	1,062	1,633
Other liabilities and accrued expenses	1,122	575
Total liabilities	5,630	3,417

Shareholder's equity	2,917	2,575
Total liabilities and shareholder's equity	$8,547	$5,992

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Note 25 Subsequent Events

On February 4, 2022, the Company completed the acquisition of Cornerstone Macro, an independent research firm focused on providing macro research and equity derivatives trading to institutional investors. The transaction was completed pursuant to the Securities Purchase Agreement dated October 12, 2021. The purchase price consisted of cash consideration, and restricted stock was granted for retention purposes. Additional cash consideration may be earned if certain revenue targets are achieved. Cornerstone Macro's results of operations will be included in the Company's consolidated financial statements prospectively from the date of acquisition.

On January 5, 2022, the Company announced a definitive agreement to acquire Stamford Partners, a specialist investment bank offering financial advisory and corporate development services in the European food and beverage and related consumer sectors. The purchase price consists of cash consideration, and restricted stock will be granted for retention purposes. The transaction is expected to close in the first half of 2022, subject to obtaining required regulatory approvals and other customary closing conditions.

Piper Sandler Companies
Supplementary Data
Quarterly Information (unaudited)

	2021 Fiscal Quarter
(Amounts in thousands, except per share data)	First	Second	Third	Fourth
Total revenues	$431,387	$511,344	$448,233	$650,831
Interest expense	2,780	2,696	2,668	2,590
Net revenues	428,607	508,648	445,565	648,241
Total non-interest expenses	345,740	394,588	369,855	479,366
Income from continuing operations before income tax expense	82,867	114,060	75,710	168,875
Income tax expense	17,274	27,066	23,512	43,292
Net income	65,593	86,994	52,198	125,583
Net income applicable to noncontrolling interests	16,134	17,173	6,477	12,070
Net income applicable to Piper Sandler Companies	$49,459	$69,821	$45,721	$113,513
Net income applicable to Piper Sandler Companies' common shareholders	$49,459	$69,821	$45,721	$113,513

Earnings per common share
Basic	$3.44	$4.86	$3.22	$8.04
Diluted	$3.00	$4.12	$2.68	$6.54

Dividends declared per common share	$2.25	$0.45	$0.55	$3.55

Weighted average number of common shares outstanding
Basic	14,374	14,358	14,213	14,119
Diluted	16,467	16,951	17,047	17,357

	2020 Fiscal Quarter
(Amounts in thousands, except per share data)	First	Second	Third	Fourth
Total revenues	$240,380	$295,964	$307,174	$409,140
Interest expense	4,212	3,526	3,455	3,252
Net revenues	236,168	292,438	303,719	405,888
Total non-interest expenses	270,197	285,041	279,070	335,357
Income/(loss) from continuing operations before income tax expense/(benefit)	(34,029)	7,397	24,649	70,531
Income tax expense/(benefit)	(11,774)	4,700	5,674	20,592
Net income/(loss)	(22,255)	2,697	18,975	49,939
Net income/(loss) applicable to noncontrolling interests	(7,528)	1,243	7,358	7,779
Net income/(loss) applicable to Piper Sandler Companies	$(14,727)	$1,454	$11,617	$42,160
Net income/(loss) applicable to Piper Sandler Companies' common shareholders	$(14,727)	$1,454	$11,617	$42,160

Earnings/(loss) per common share
Basic	$(1.07)	$0.11	$0.84	$3.07
Diluted	$(1.07)	$0.10	$0.78	$2.66

Dividends declared per common share	$1.125	$0.20	$0.30	$0.375

Weighted average number of common shares outstanding
Basic	13,796	13,794	13,778	13,755
Diluted	14,411	14,476	14,853	15,860

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.     CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding disclosure.

During the fourth quarter of our fiscal year ended December 31, 2021, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting and the attestation report of our independent registered public accounting firm on management's assessment of internal control over financial reporting are included in Part II, Item 8 of this Form 10-K entitled "Financial Statements and Supplementary Data" and are incorporated herein by reference.

ITEM 9B.     OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information regarding our executive officers included in Part I, Item 1 of this Form 10-K under the caption "Information About our Executive Officers" is incorporated herein by reference. The information in the definitive proxy statement for our 2022 annual meeting of shareholders to be held on May 6, 2022, under the captions "Proposal One — Election of Directors," "Information Regarding the Board of Directors and Corporate Governance — Committees of the Board — Audit Committee," "Information Regarding the Board of Directors and Corporate Governance — Codes of Ethics and Business Conduct" and "Delinquent Section 16(a) Reports" is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION.

The information in the definitive proxy statement for our 2022 annual meeting of shareholders to be held on May 6, 2022, under the captions "Executive Compensation," "Certain Relationships and Related Transactions — Compensation Committee Interlocks and Insider Participation," "Information Regarding the Board of Directors and Corporate Governance — Compensation Program for Non-Employee Directors" and "Information Regarding the Board of Directors and Corporate Governance — Non-Employee Director Compensation for 2021" is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information in the definitive proxy statement for our 2022 annual meeting of shareholders to be held on May 6, 2022, under the captions "Security Ownership — Beneficial Ownership of Directors, Nominees and Executive Officers," "Security Ownership — Beneficial Owners of More than Five Percent of Our Common Stock" and "Executive Compensation — Outstanding Equity Awards at Fiscal Year-End" is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information in the definitive proxy statement for our 2022 annual meeting of shareholders to be held on May 6, 2022, under the captions "Information Regarding the Board of Directors and Corporate Governance — Director Independence," "Certain Relationships and Related Transactions — Transactions with Related Persons" and "Certain Relationships and Related Transactions — Review and Approval of Transactions with Related Persons" is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information in the definitive proxy statement for our 2022 annual meeting of shareholders to be held on May 6, 2022, under the captions "Audit Committee Report and Payment of Fees to Our Independent Auditor — Auditor Fees" and "Audit Committee Report and Payment of Fees to Our Independent Auditor — Auditor Services Pre-Approval Policy" is incorporated herein by reference.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)    FINANCIAL STATEMENTS OF THE COMPANY.

The Consolidated Financial Statements are incorporated herein by reference and included in Part II, Item 8 of this Form 10-K.

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

2.5
Agreement and Plans of Merger, dated July 9, 2019, by and among Piper Jaffray Companies, SOP Holdings, LLC, Sandler O’Neill & Partners Corp., Sandler O’Neill & Partners, L.P. and the other parties thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed July 10, 2019). #

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
10.5
Form of Performance Share Unit Agreement for 2018 Leadership Team Grants under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed February 26, 2018). †

10.6
Form of Performance Share Unit Agreement for 2019 Leadership Team Grants under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018, filed February 26, 2019). †

10.7
Form of Performance Share Unit Agreement for 2020 Leadership Team Grants under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed February 28, 2020). †

10.8
Form of Performance Share Unit Agreement for 2021 Leadership Team Grants under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020, filed February 25, 2021). †

Exhibit Index
Exhibit
Number	Description
10.9	Form of Performance Share Unit Agreement for 2022 Leadership Team Grants under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan. †*
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
10.13
Credit Agreement, dated December 20, 2019, by and between Piper Sandler Companies and U.S. Bank National Association, as conformed through the first amendment, dated January 15, 2021 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020, filed February 25, 2021).

10.14
Amended and Restated Loan Agreement dated December 28, 2012, between Piper Sandler & Co. and U.S. Bank National Association (as conformed through the Ninth Amendment to Amended and Restated Loan Agreement, dated December 10, 2021). *

10.15
First Amendment to Amended and Restated Loan Agreement, dated December 28, 2013, between Piper Sandler & Co. and U.S. Bank National Association (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed February 28, 2014).

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

10.22
Eighth Amendment to Amended and Restated Loan Agreement, dated December 11, 2020, between Piper Sandler & Co. and U.S. Bank National Association (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020, filed February 25, 2021).

10.23	Ninth Amendment to Amended and Restated Loan Agreement, dated December 10, 2021, between Piper Sandler & Co. and U.S. Bank National Association. *
10.24
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
10.26
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for California-based Employee Grants in 2018 (related to performance in 2017) under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed February 26, 2018). †

10.27
Form of Non-Qualified Stock Option Agreement for 2018 Promotional Grants under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed February 9, 2018). †

10.28
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for Employee Grants in 2019 (related to performance in 2018) under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 26, 2019). †

10.29
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for Employee Grants in 2020 (related to performance in 2019) under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed February 28, 2020). †

10.30
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for Employee Grants in 2021 (related to performance in 2020) under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020, filed February 25, 2021). †

10.31
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for Employee Grants in 2022 (related to performance in 2021) under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan. †*

10.32	Piper Sandler Companies 2019 Employment Inducement Award Plan (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8, filed March 13, 2019). †
10.33
Form of Restricted Stock Agreement for Grants under the Piper Sandler Companies 2019 Employment Inducement Award Plan (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8, filed March 13, 2019). †

10.34
Letter Agreement, dated July 8, 2019, by and between Piper Sandler Companies and Jonathan J. Doyle (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 6, 2020). †

10.35
Equity Consideration Restricted Stock Agreement, dated July 9, 2019, by and between Piper Sandler Companies and Jonathan J. Doyle (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed February 28, 2020). †

10.36
Transition Services Agreement, dated December 31, 2020, by and between Piper Sandler & Co. and Brian R. Sterling (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020, filed February 25, 2021). †

10.37	Piper Sandler Companies 2020 Employment Inducement Award Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed November 29, 2019). †
10.38
Form of Restricted Stock Agreement for Grants under the Piper Sandler Companies 2020 Employment Inducement Award Plan (18-Month Cliff Vesting) (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed November 29, 2019). †

10.39
Form of Restricted Stock Agreement for Grants under the Piper Sandler Companies 2020 Employment Inducement Award Plan (3-Year Cliff Vesting) (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8, filed November 29, 2019). †

10.40
Form of Restricted Stock Agreement for Grants under the Piper Sandler Companies 2020 Employment Inducement Award Plan (Years 3, 4 and 5 Pro-rata Vesting) (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8, filed November 29, 2019). †

10.41
Amendment Letter, dated March 10, 2021, by and between Piper Sandler Companies and Jonathan J. Doyle (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2021, filed May 6, 2021). †

10.42	Amendment Letter, dated January 10, 2022, by and between Piper Sandler Companies and Brian R. Sterling. †*

Exhibit Index
Exhibit
Number	Description
21.1	Subsidiaries of Piper Sandler Companies *
23.1	Consent of Ernst & Young LLP *
24.1	Power of Attorney *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. *
32.1	Section 1350 Certifications. **
101
The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. *

104	The cover page from our Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL. *
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

ITEM 16.     FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2022.

PIPER SANDLER COMPANIES

By	/s/ Chad R. Abraham
Name	Chad R. Abraham
Its	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2022.

SIGNATURE	TITLE

/s/ Chad R. Abraham	Chairman and Chief Executive Officer
Chad R. Abraham	(Principal Executive Officer)

/s/ Timothy L. Carter	Chief Financial Officer
Timothy L. Carter	(Principal Financial and Accounting Officer)

/s/ Jonathan J. Doyle	Director
Jonathan J. Doyle

/s/ William R. Fitzgerald	Director
William R. Fitzgerald

/s/ Victoria M. Holt	Director
Victoria M. Holt

/s/ Robbin Mitchell	Director
Robbin Mitchell

/s/ Thomas S. Schreier Jr.	Director
Thomas S. Schreier Jr.

/s/ Sherry M. Smith	Director
Sherry M. Smith

/s/ Philip E. Soran	Director
Philip E. Soran

/s/ Brian R. Sterling	Director
Brian R. Sterling

/s/ Scott C. Taylor	Director
Scott C. Taylor