Form 10-Q
period 2022-03-31
PIPER SANDLER COMPANIES
filed 2022-05-06
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File Number: 001-31720
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
Yes  ☐ No  ☑

As of April 29, 2022, the registrant had 17,809,945 shares of Common Stock outstanding.

Piper Sandler Companies

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

Piper Sandler Companies
Consolidated Statements of Financial Condition

	March 31,	December 31,
	2022	2021
(Amounts in thousands, except share data)	(Unaudited)
Assets
Cash and cash equivalents	$247,039	$970,965
Receivables from brokers, dealers and clearing organizations	181,380	254,130

Financial instruments and other inventory positions owned	332,738	230,423
Financial instruments and other inventory positions owned and pledged as collateral	127,075	118,551
Total financial instruments and other inventory positions owned	459,813	348,974

Fixed assets (net of accumulated depreciation and amortization of $80,262 and $76,823, respectively)	53,137	51,761
Goodwill	237,426	227,508
Intangible assets (net of accumulated amortization of $118,593 and $115,672, respectively)	135,457	119,778
Investments (including noncontrolling interests of $149,540 and $164,565, respectively)	228,839	252,045
Net deferred income tax assets	150,949	158,200
Right-of-use lease asset	90,099	71,341
Other assets	98,315	110,605
Total assets	$1,882,454	$2,565,307

Liabilities and Shareholders' Equity
Long-term financing	$125,000	$125,000
Payables to brokers, dealers and clearing organizations	2,383	13,247
Financial instruments and other inventory positions sold, but not yet purchased	177,821	128,690
Accrued compensation	220,832	900,079
Accrued lease liability	108,255	89,625
Other liabilities and accrued expenses	91,800	81,811
Total liabilities	726,091	1,338,452

Shareholders' equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at March 31, 2022 and December 31, 2021;
Shares issued: 19,538,916 at March 31, 2022 and 19,541,037 at December 31, 2021;
Shares outstanding: 14,196,756 at March 31, 2022 and 14,129,519 at December 31, 2021	195	195
Additional paid-in capital	988,754	925,387
Retained earnings	405,426	450,165
Less common stock held in treasury, at cost: 5,342,160 shares at March 31, 2022 and 5,411,518 shares at December 31, 2021	(375,511)	(312,573)
Accumulated other comprehensive loss	(1,650)	(964)
Total common shareholders' equity	1,017,214	1,062,210

Noncontrolling interests	139,149	164,645
Total shareholders' equity	1,156,363	1,226,855

Total liabilities and shareholders' equity	$1,882,454	$2,565,307
See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2022	2021
Revenues:
Investment banking	$257,502	$296,074
Institutional brokerage	104,562	109,488
Interest income	3,856	2,057
Investment income/(loss)	(13,074)	23,768

Total revenues	352,846	431,387

Interest expense	2,201	2,780

Net revenues	350,645	428,607

Non-interest expenses:
Compensation and benefits	247,899	280,328
Outside services	11,176	7,675
Occupancy and equipment	14,536	14,022
Communications	12,425	11,808
Marketing and business development	8,632	2,067
Deal-related expenses	5,544	12,431
Trade execution and clearance	4,035	4,180
Restructuring and integration costs	1,247	135
Intangible asset amortization	2,921	7,520
Other operating expenses	6,593	5,574

Total non-interest expenses	315,008	345,740

Income before income tax expense	35,637	82,867

Income tax expense	10,979	17,274

Net income	24,658	65,593

Net income/(loss) applicable to noncontrolling interests	(11,993)	16,134

Net income applicable to Piper Sandler Companies	$36,651	$49,459

Earnings per common share
Basic	$2.53	$3.44
Diluted	$2.12	$3.00

Dividends declared per common share	$5.10	$2.25

Weighted average number of common shares outstanding
Basic	14,481	14,374
Diluted	17,294	16,467

See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands)	2022	2021
Net income	$24,658	$65,593

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	(686)	306

Comprehensive income	23,972	65,899

Comprehensive income/(loss) applicable to noncontrolling interests	(11,993)	16,134

Comprehensive income applicable to Piper Sandler Companies	$35,965	$49,765

See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

						Accumulated	Total
	Common		Additional			Other	Common		Total
(Amounts in thousands,	Shares	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
except share amounts)	Outstanding	Stock	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Balance at December 31, 2021	14,129,519	$195	$925,387	$450,165	$(312,573)	$(964)	$1,062,210	$164,645	$1,226,855
Net income/(loss)	—	—	—	36,651	—	—	36,651	(11,993)	24,658
Dividends	—	—	—	(81,390)	—	—	(81,390)	—	(81,390)
Amortization/issuance of restricted stock (1)	—	—	114,048	—	—	—	114,048	—	114,048
Repurchase of common stock through share repurchase program	(653,029)	—	—	—	(92,945)	—	(92,945)	—	(92,945)
Issuance of treasury shares for restricted stock vestings	854,668	—	(50,934)	—	50,934	—	—	—	—
Repurchase of common stock from employees	(136,440)	—	—	—	(20,927)	—	(20,927)	—	(20,927)
Shares reserved/issued for director compensation	2,038	—	253	—	—	—	253	—	253
Other comprehensive loss	—	—	—	—	—	(686)	(686)	—	(686)
Fund capital distributions, net	—	—	—	—	—	—	—	(13,503)	(13,503)
Balance at March 31, 2022	14,196,756	$195	$988,754	$405,426	$(375,511)	$(1,650)	$1,017,214	$139,149	$1,156,363

Balance at December 31, 2020	13,776,025	$195	$847,785	$271,001	$(289,359)	$(197)	$829,425	$96,657	$926,082
Net income	—	—	—	49,459	—	—	49,459	16,134	65,593
Dividends	—	—	—	(34,551)	—	—	(34,551)	—	(34,551)
Amortization/issuance of restricted stock (1)	—	—	62,691	—	—	—	62,691	—	62,691
Repurchase of common stock through share repurchase program	(58,519)	—	—	—	(6,218)	—	(6,218)	—	(6,218)
Issuance of treasury shares for restricted stock vestings	823,951	—	(41,500)	—	41,500	—	—	—	—
Repurchase of common stock from employees	(120,222)	—	—	—	(12,735)	—	(12,735)	—	(12,735)
Shares reserved/issued for director compensation	849	—	104	—	—	—	104	—	104
Other comprehensive income	—	—	—	—	—	306	306	—	306
Fund capital distributions, net	—	—	—	—	—	—	—	(10,046)	(10,046)
Balance at March 31, 2021	14,422,084	$195	$869,080	$285,909	$(266,812)	$109	$888,481	$102,745	$991,226
(1)Includes amortization of restricted stock issued in conjunction with the Company's acquisitions.

See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands)	2022	2021
Operating Activities:
Net income	$24,658	$65,593
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of fixed assets	3,609	2,659
Deferred income taxes	7,251	1,831
Stock-based compensation	31,983	33,911
Amortization of intangible assets	2,921	7,520
Amortization of forgivable loans	2,089	1,290
Decrease/(increase) in operating assets:
Receivables from brokers, dealers and clearing organizations	75,716	(50,194)
Net financial instruments and other inventory positions owned	(61,708)	(75,136)
Investments	23,206	(1,099)
Other assets	1,753	(18,977)
Increase/(decrease) in operating liabilities:
Payables to brokers, dealers and clearing organizations	(10,864)	(435)
Accrued compensation	(601,748)	(235,174)
Other liabilities and accrued expenses	16,892	4,635

Net cash used in operating activities	(484,242)	(263,576)

Investing Activities:
Business acquisitions, net of cash acquired	(24,958)	—
Purchases of fixed assets, net	(4,733)	(9,259)

Net cash used in investing activities	(29,691)	(9,259)

Financing Activities:
Repayment of long-term financing	—	(20,000)
Payment of cash dividend	(81,390)	(34,551)
Decrease in noncontrolling interests	(13,503)	(10,046)
Repurchase of common stock	(113,872)	(18,953)

Net cash used in financing activities	(208,765)	(83,550)

Currency adjustment:
Effect of exchange rate changes on cash	(1,228)	260

Net decrease in cash and cash equivalents	(723,926)	(356,125)

Cash and cash equivalents at beginning of period	970,965	507,935

Cash and cash equivalents at end of period	$247,039	$151,810

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,837	$2,846
Income taxes	$8,277	$9,650
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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). Pursuant to this guidance, certain information and disclosures have been omitted that are included within the complete annual financial statements. Except as disclosed herein, there have been no material changes in the information reported in the financial statements and related disclosures in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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

Note 2 Summary of Significant Accounting Policies

Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 for a full description of the Company's significant accounting policies.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 3 Acquisitions

Cornerstone Macro Research LP

On February 4, 2022, the Company completed the acquisition of Cornerstone Macro Research LP, including its subsidiary, Cornerstone Macro LLC (collectively, "Cornerstone Macro"), an independent research firm focused on providing macro research and equity derivatives trading to institutional investors. The transaction was completed pursuant to the Securities Purchase Agreement dated October 12, 2021. The acquisition adds a macro research team and increases the scale of the Company's equity brokerage operations.

The purchase price of $34.0 million consisted of cash consideration of $32.5 million and contingent consideration of $1.5 million, as detailed in the net assets acquired table below. As part of the acquisition, the Company granted 64,077 restricted shares valued at $9.7 million on the acquisition date. The restricted shares are subject to graded vesting on the fourth and the fifth anniversaries of the acquisition date, so long as the applicable employee remains continuously employed by the Company for the respective vesting period. As these shares contain service conditions, the value of the shares is not part of the purchase price. Compensation expense will be amortized on a straight-line basis over the requisite service period of five years.

The Company also entered into acquisition-related compensation arrangements with certain employees of $10.7 million, which consisted of restricted stock ($7.5 million) and forgivable loans ($3.2 million), for retention purposes. As employees must fulfill service requirements in exchange for the rights to the restricted shares, compensation expense will be amortized on a straight-line basis over the requisite service period (a weighted average service period of 3.4 years). See Note 16 for further discussion. The loans will be forgiven, so long as the applicable employee remains continuously employed for the loan term. Compensation expense will be amortized on a straight-line basis over the respective loan term (a weighted average period of 3.6 years).

Additional cash of up to $27.8 million may be earned (the "Cornerstone Earnout") if a net revenue target is achieved during the performance period from July 1, 2022 to December 31, 2023. Of the total amount, up to $6.0 million may be earned by Cornerstone Macro's equity owners and there are no service requirements. If earned, this amount will be paid by March 31, 2024. The Company recorded a $1.5 million liability as of the acquisition date for the fair value of the contingent consideration, which is included in the purchase price. The remaining amount may be earned by the equity owners, whom are now employees of the Company, and certain employees in exchange for service requirements. As this amount compensates employees for future services, the value is not part of the purchase price. Amounts estimated to be payable, if any, will be recorded as compensation expense on the consolidated statements of operations over the requisite service period. If earned, these amounts will be paid by June 30, 2025 and June 30, 2026.

The acquisition was accounted for pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 805, "Business Combinations." Accordingly, the purchase price was allocated to the acquired assets and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the purchase price over the net assets acquired was allocated between goodwill and intangible assets. The Company recorded $9.9 million of goodwill on the consolidated statements of financial condition, all of which is expected to be deductible for income tax purposes. The final goodwill recorded on the Company's consolidated statements of financial condition may differ from that reflected herein as a result of measurement period adjustments. In management's opinion, the goodwill represents the reputation and operating expertise of Cornerstone Macro. Identifiable intangible assets purchased by the Company consisted of customer relationships with an acquisition-date fair value of $18.6 million.

Transaction costs of $0.6 million were incurred for the three months ended March 31, 2022, and are included in restructuring and integration costs on the consolidated statements of operations.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition:

(Amounts in thousands)
Assets
Cash and cash equivalents	$6,881
Receivables from brokers, dealers and clearing organizations	2,966
Fixed assets	286
Goodwill	9,918
Intangible assets	18,600
Right-of-use lease asset	7,026
Other assets	3,323
Total assets acquired	49,000

Liabilities
Accrued compensation	3,729
Accrued lease liability	7,026
Other liabilities and accrued expenses	4,277
Total liabilities assumed	15,032

Net assets acquired	$33,968

Pro Forma Financial Information

The results of operations of Cornerstone Macro have been included in the Company's consolidated financial statements prospectively beginning on the acquisition date. The acquisition has been fully integrated with the Company's existing operations. Accordingly, post-acquisition revenues and net income are not discernible. The following unaudited pro forma financial data assumes that the acquisition had occurred on January 1, 2021, the beginning of the comparable prior period presented. Pro forma results have been prepared by adjusting the Company's historical results to include the results of operations of Cornerstone Macro adjusted for the following significant changes: amortization expense was adjusted to account for the acquisition-date fair value of intangible assets; compensation and benefits expenses were adjusted to reflect the restricted stock issued as part of the acquisition, the restricted stock and forgivable loans issued for retention purposes, and the Cornerstone Earnout with service conditions; and the income tax effect of applying the Company's statutory tax rates to the results of operations of Cornerstone Macro. The Company's consolidated unaudited pro forma information presented does not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable period presented, does not contemplate client account overlap and anticipated operational efficiencies of the combined entities, nor does it indicate the results of operations in future periods.

	Three Months Ended
	March 31,
(Amounts in thousands)	2022	2021
Net revenues	$353,531	$442,629
Net income applicable to Piper Sandler Companies	35,977	49,138

Definitive Agreement to Acquire Stamford Partners LLP ("Stamford Partners")

On January 5, 2022, the Company announced a definitive agreement to acquire Stamford Partners, a specialist investment bank offering financial advisory and corporate development services in the European food and beverage and related consumer sectors. The purchase price consists of cash consideration, and restricted stock will be granted for retention purposes. The transaction is expected to close in the second quarter of 2022, subject to obtaining required regulatory approvals and other customary closing conditions.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 4 Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased

	March 31,	December 31,
(Amounts in thousands)	2022	2021
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$6,263	$2,831
Convertible securities	137,517	148,057
Fixed income securities	5,253	8,687
Municipal securities:
Taxable securities	23,018	12,377
Tax-exempt securities	154,719	97,891
Short-term securities	31,048	29,357
Mortgage-backed securities	—	1,277
U.S. government agency securities	76,625	24,361
U.S. government securities	2,893	138
Derivative contracts	22,477	23,998
Total financial instruments and other inventory positions owned	$459,813	$348,974

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$95,187	$77,744
Fixed income securities	28,889	4,950
U.S. government agency securities	13,143	—
U.S. government securities	37,303	41,780
Derivative contracts	3,299	4,216
Total financial instruments and other inventory positions sold, but not yet purchased	$177,821	$128,690

At March 31, 2022 and December 31, 2021, financial instruments and other inventory positions owned in the amount of $127.1 million and $118.6 million, respectively, had been pledged as collateral for short-term financing arrangements.

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

	March 31, 2022			December 31, 2021
(Amounts in thousands)	Derivative	Derivative	Notional	Derivative	Derivative	Notional
Derivative Category	Assets (1)	Liabilities (2)	Amount	Assets (1)	Liabilities (2)	Amount
Interest rate
Customer matched-book	$121,136	$114,030	$1,597,001	$157,064	$149,353	$1,630,056
Trading securities	8,011	7	140,825	—	1,560	65,925
	$129,147	$114,037	$1,737,826	$157,064	$150,913	$1,695,981
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

		Three Months Ended
(Amounts in thousands)		March 31,
Derivative Category	Operations Category	2022	2021
Interest rate derivative contract	Investment banking	$(243)	$(1,016)
Interest rate derivative contract	Institutional brokerage	9,205	5,261
Equity option derivative contracts	Institutional brokerage	—	160
		$8,962	$4,405

Credit risk associated with the Company's derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company's derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company's financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The majority of the Company's derivative contracts are substantially collateralized by its counterparties, who are major financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of a derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of March 31, 2022, the Company had $18.8 million of uncollateralized credit exposure with these counterparties (notional contract amount of $157.5 million), including $12.5 million of uncollateralized credit exposure with one counterparty.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company's Level III financial instruments as of March 31, 2022:

	Valuation			Weighted
	Technique	Unobservable Input	Range	Average (1)
Assets
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	Discounted cash flow	Expected recovery rate (% of par) (2)	0 - 25%	13.4%
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve in basis points ("bps") (2)	1 - 44 bps	26.6 bps
Investments at fair value:
Equity securities in private companies	Market approach	Revenue multiple (2)	1 - 5 times	2.9 times
		EBITDA multiple (2)	12 - 14 times	12.9 times

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve in bps (3)	1 - 26 bps	13.5 bps
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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the valuation of the Company's financial instruments by pricing observability levels defined in FASB Accounting Standards Codification Topic 820, "Fair Value Measurement" ("ASC 820") as of March 31, 2022:

				Counterparty
				and Cash
				Collateral
(Amounts in thousands)	Level I	Level II	Level III	Netting (1)	Total
Assets
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$4,020	$2,243	$—	$—	$6,263
Convertible securities	—	137,517	—	—	137,517
Fixed income securities	—	5,253	—	—	5,253
Municipal securities:
Taxable securities	—	23,018	—	—	23,018
Tax-exempt securities	—	154,455	264	—	154,719
Short-term securities	—	31,048	—	—	31,048
U.S. government agency securities	—	76,625	—	—	76,625
U.S. government securities	2,893	—	—	—	2,893
Derivative contracts	—	119,997	9,150	(106,670)	22,477
Total financial instruments and other inventory positions owned	6,913	550,156	9,414	(106,670)	459,813

Cash equivalents	195,200	—	—	—	195,200

Investments at fair value (2)	49,079	33,503	134,795	—	217,377
Total assets	$251,192	$583,659	$144,209	$(106,670)	$872,390

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$95,187	$—	$—	$—	$95,187
Fixed income securities	—	28,889	—	—	28,889
U.S. government agency securities	—	13,143	—	—	13,143
U.S. government securities	37,303	—	—	—	37,303
Derivative contracts	—	112,917	1,120	(110,738)	3,299
Total financial instruments and other inventory positions sold, but not yet purchased	$132,490	$154,949	$1,120	$(110,738)	$177,821
(1)Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.
(2)Includes noncontrolling interests of $149.5 million attributable to unrelated third party ownership in consolidated alternative asset management funds.

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

The Company's Level III assets were $144.2 million and $143.3 million, or 16.5 percent and 9.6 percent of financial instruments measured at fair value at March 31, 2022 and December 31, 2021, respectively.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following tables summarize the changes in fair value associated with Level III financial instruments held at the beginning or end of the periods presented:

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	March 31,	March 31,
(Amounts in thousands)	2021	Purchases	Sales	in	out	(losses)	(losses)	2022	2022
Assets
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	$247	$—	$—	$—	$—	$—	$17	$264	$17
Derivative contracts	726	450	—	—	—	(450)	8,424	9,150	9,150
Total financial instruments and other inventory positions owned	973	450	—	—	—	(450)	8,441	9,414	9,167

Investments at fair value	142,286	11,073	(18,252)	—	(172)	12,764	(12,904)	134,795	(202)
Total assets	$143,259	$11,523	$(18,252)	$—	$(172)	$12,314	$(4,463)	$144,209	$8,965

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$1,898	$—	$680	$—	$—	$(680)	$(778)	$1,120	$1,120
Total financial instruments and other inventory positions sold, but not yet purchased	$1,898	$—	$680	$—	$—	$(680)	$(778)	$1,120	$1,120

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	March 31,	March 31,
(Amounts in thousands)	2020	Purchases	Sales	in	out	(losses)	(losses)	2021	2021
Assets
Financial instruments and other inventory positions owned:
Mortgage-backed securities	$13	$—	$—	$—	$—	$—	$—	$13	$—
Derivative contracts	270	—	(256)	—	—	256	1,673	1,943	1,943
Total financial instruments and other inventory positions owned	283	—	(256)	—	—	256	1,673	1,956	1,943

Investments at fair value	152,995	1,318	(20,412)	—	(2,929)	19,100	4,449	154,521	20,069
Total assets	$153,278	$1,318	$(20,668)	$—	$(2,929)	$19,356	$6,122	$156,477	$22,012

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$3,706	$(3,225)	$—	$—	$—	$3,225	$(3,587)	$119	$119
Total financial instruments and other inventory positions sold, but not yet purchased	$3,706	$(3,225)	$—	$—	$—	$3,225	$(3,587)	$119	$119

Piper Sandler Companies
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

Consolidated VIEs

The Company's consolidated VIEs at March 31, 2022 included certain alternative asset management funds in which the Company has an investment and, as the managing partner, is deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds.

The following table presents information about the carrying value of the assets and liabilities of the VIEs that are consolidated by the Company and included on the consolidated statements of financial condition at March 31, 2022. The assets can only be used to settle the liabilities of the respective VIE, and the creditors of the VIEs do not have recourse to the general credit of the Company. These VIEs have a combined $50.0 million of bank line financing available with interest rates based on either prime or LIBOR plus an applicable margin. The assets and liabilities are presented prior to consolidation, and thus a portion of these assets and liabilities are eliminated in consolidation.

Alternative Asset
(Amounts in thousands)	Management Funds
Assets
Investments	$199,220
Other assets	2,890
Total assets	$202,110

Liabilities
Other liabilities and accrued expenses	$13,895
Total liabilities	$13,895

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Nonconsolidated VIEs

The Company determined it is not the primary beneficiary of certain VIEs and accordingly does not consolidate them. These VIEs had net assets approximating $2.0 billion and $2.1 billion at March 31, 2022 and December 31, 2021, respectively. The Company's exposure to loss from these VIEs is $11.0 million, which is the carrying value of its capital contributions recorded in investments on the consolidated statements of financial condition at March 31, 2022. The Company had no liabilities related to these VIEs at March 31, 2022 and December 31, 2021. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of March 31, 2022.

Note 7 Receivables from and Payables to Brokers, Dealers and Clearing Organizations

	March 31,	December 31,
(Amounts in thousands)	2022	2021
Receivable from clearing organizations	$172,721	$226,731
Receivable from brokers and dealers	4,066	24,056
Other	4,593	3,343
Total receivables from brokers, dealers and clearing organizations	$181,380	$254,130

	March 31,	December 31,
(Amounts in thousands)	2022	2021
Payable to brokers and dealers	$2,383	$13,247
Total payables to brokers, dealers and clearing organizations	$2,383	$13,247

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

Note 8 Investments

The Company's investments include investments in private companies and partnerships.

	March 31,	December 31,
(Amounts in thousands)	2022	2021
Investments at fair value	$217,377	$239,376
Investments at cost	611	611
Investments accounted for under the equity method	10,851	12,058
Total investments	228,839	252,045

Less investments attributable to noncontrolling interests (1)	(149,540)	(164,565)
	$79,299	$87,480
(1)Noncontrolling interests are attributable to unrelated third party ownership in consolidated alternative asset management funds.

At March 31, 2022, investments carried on a cost basis had an estimated fair market value of $0.6 million. Because valuation estimates were based upon management's judgment, investments carried at cost would be categorized as Level III assets in the fair value hierarchy, if they were carried at fair value.

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

Note 9 Other Assets

	March 31,	December 31,
(Amounts in thousands)	2022	2021
Fee receivables	$31,728	$51,403
Forgivable loans, net	15,248	12,040
Prepaid expenses	16,399	18,989
Other	34,940	28,173
Total other assets	$98,315	$110,605

Note 10 Goodwill and Intangible Assets

(Amounts in thousands)
Goodwill
Balance at December 31, 2021	$227,508
Goodwill acquired	9,918
Balance at March 31, 2022	$237,426

Intangible assets
Balance at December 31, 2021	$119,778
Intangible assets acquired	18,600
Amortization of intangible assets	(2,921)
Balance at March 31, 2022	$135,457

As discussed in Note 3, the addition of goodwill and intangible assets during the three months ended March 31, 2022 related to the acquisition of Cornerstone Macro. Management identified $18.6 million of customer relationship intangible assets, which will be amortized over a weighted average life of 7.2 years.

Intangible assets with determinable lives primarily consist of customer relationships and internally developed software. The following table summarizes the future aggregate amortization expense of the Company's intangible assets with determinable lives:

(Amounts in thousands)
Remainder of 2022	$9,367
2023	10,482
2024	9,069
2025	7,832
2026	7,202
Thereafter	6,105
Total	$50,057

Indefinite-lived intangible assets consist of the Sandler trade name of $85.4 million, which is not subject to amortization.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 11 Short-Term Financing

The Company has an unsecured $65 million revolving credit facility with U.S. Bank N.A. The credit agreement will terminate on December 20, 2022, unless otherwise terminated, and is subject to a one-year extension exercisable at the option of the Company. This credit facility includes customary events of default and covenants that, among other things, require the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital of $120 million, limit the Company's leverage ratio, require maintenance of a minimum ratio of operating cash flow to fixed charges, and impose certain limitations on the Company's ability to make acquisitions and make payments on its capital stock. At March 31, 2022, there were no advances against this credit facility.

The Company's committed short-term bank line financing at March 31, 2022 consisted of a one-year $100 million committed revolving credit facility with U.S. Bank N.A., which has been renewed annually in the fourth quarter of each year since 2008. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital of $120 million, and the unpaid principal amount of all advances under this facility will be due on December 9, 2022. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis. At March 31, 2022, the Company had no advances against this line of credit.

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

The Company has established reserves for potential losses that are probable and reasonably estimable that may result from pending and potential legal actions, investigations and regulatory proceedings. Reasonably possible losses in excess of amounts accrued at March 31, 2022 are not material. In many cases, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount or range of any potential loss, particularly where proceedings may be in relatively early stages or where plaintiffs are seeking substantial or indeterminate damages. Matters frequently need to be more developed before a loss or range of loss can reasonably be estimated.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 13 Leases

The Company leases office space throughout the United States and in a limited number of foreign countries where its international operations reside. Aggregate minimum lease commitments on an undiscounted basis for the Company's operating leases (including short-term leases) as of March 31, 2022 were as follows:

(Amounts in thousands)
Remainder of 2022	$19,066
2023	23,481
2024	21,355
2025	19,303
2026	17,256
Thereafter	32,371
Total	$132,832

The following table summarizes the Company's operating lease costs and sublease income:

	Three Months Ended
	March 31,
(Amounts in millions)	2022	2021
Operating lease costs	$6.0	$5.7
Operating lease costs related to short-term leases	0.3	0.2
Sublease income	0.1	0.3

At March 31, 2022, the weighted average remaining lease term for operating leases was 6.1 years and the weighted average discount rate was 4.1 percent.

Note 14 Restructuring and Integration Costs

The Company incurred the following restructuring and integration costs in conjunction with its acquisition activity:

	Three Months Ended
	March 31,
(Amounts in thousands)	2022	2021
Severance, benefits and outplacement	$451	$—
Total restructuring costs	451	—

Integration costs	796	135

Total restructuring and integration costs	$1,247	$135

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 15 Shareholders' Equity

Share Repurchases

Effective May 6, 2022, the Company's board of directors authorized the repurchase of up to $150.0 million in common shares through December 31, 2024. This repurchase authorization is in addition to the existing authorization which became effective January 1, 2022.

The Company's board of directors authorized the repurchase of up to $150.0 million in common shares effective January 1, 2022 through December 31, 2023. During the three months ended March 31, 2022, the Company repurchased 653,029 shares at an average price of $142.33 per share for an aggregate purchase price of $92.9 million related to this authorization. At March 31, 2022, the Company had $57.1 million remaining under this authorization.

Effective January 1, 2020, the Company's board of directors authorized the repurchase of up to $150.0 million in common shares, which expired on December 31, 2021. During the three months ended March 31, 2021, the Company repurchased 58,519 shares at an average price of $106.26 per share for an aggregate purchase price of $6.2 million related to this authorization.

The Company also purchases shares of common stock from restricted stock award recipients upon the award vesting or as recipients sell shares to meet their employment tax obligations. The Company purchased 136,440 shares and 120,222 shares, or $20.9 million and $12.7 million of the Company's common stock for these purposes during the three months ended March 31, 2022 and 2021, respectively.

Issuance of Shares

The Company issues common shares out of treasury stock as a result of employee restricted share vesting and exercise transactions as discussed in Note 16. During the three months ended March 31, 2022 and 2021, the Company issued 854,668 shares and 823,951 shares, respectively, related to these obligations.

Dividends

The Company's current dividend policy is intended to return a metric based on fiscal year net income. The board of directors determines the declaration and payment of dividends and is free to change the dividend policy at any time.

During the three months ended March 31, 2022, the Company declared and paid both a quarterly and a special cash dividend on its common stock of $0.60 and $4.50 per share, respectively, totaling $81.4 million. The special cash dividend relates to the Company's fiscal year 2021 results.

On April 29, 2022, the board of directors declared a quarterly cash dividend on its common stock of $0.60 per share to be paid on June 10, 2022, to shareholders of record as of the close of business on May 27, 2022.

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

Ownership interests in entities held by parties other than the Company's common shareholders are presented as noncontrolling interests within shareholders' equity, separate from the Company's own equity. Revenues, expenses and net income or loss are reported on the consolidated statements of operations on a consolidated basis, which includes amounts attributable to both the Company's common shareholders and noncontrolling interests. Net income or loss is then allocated between the Company and noncontrolling interests based upon their relative ownership interests. Net income applicable to noncontrolling interests is deducted from consolidated net income to determine net income applicable to the Company. There was no other comprehensive income or loss attributed to noncontrolling interests for the three months ended March 31, 2022 and 2021.

Piper Sandler Companies
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

The following table provides a summary of the Company's outstanding equity awards (in shares or units) as of March 31, 2022:

Restricted stock related to compensation plans
Annual grants	816,740
Sign-on grants	86,636
Inducement grants	49,509

2019 Inducement Plan	95,348

2020 Inducement Plan	1,247,918

Total restricted stock related to compensation plans	2,296,151

Restricted stock related to acquisitions (1)	1,368,803

Total restricted stock	3,664,954

Restricted stock units	188,328

Stock options	81,667
(1)The Company issued restricted stock with service conditions in conjunction with the 2020 acquisitions of SOP Holdings, LLC and its subsidiaries, including Sandler O'Neill & Partners, L.P. (collectively, "Sandler O'Neill"), The Valence Group ("Valence") and TRS Advisors LLC ("TRS"), and the 2022 acquisition of Cornerstone Macro. See Note 3 for further discussion on the 2022 acquisition of Cornerstone Macro.

Incentive Plan

The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company's employees and directors for up to 9.4 million shares of common stock (0.9 million shares remained available for future issuance under the Incentive Plan as of March 31, 2022). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant's death, and at the discretion of the compensation committee of the Company's board of directors.

Restricted Stock Awards

Restricted stock grants are valued at the market price of the Company's common stock on the date of grant and are amortized over the requisite service period. The Company grants shares of restricted stock to employees as part of year-end compensation ("Annual Grants") and upon initial hiring or as a retention award ("Sign-on Grants" or "Inducement Grants").

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

Inducement Grants are issued as a retention tool in conjunction with certain acquisitions. On February 4, 2022, the Company granted $7.5 million (49,509 shares) in restricted stock under the Incentive Plan in conjunction with its acquisition of Cornerstone Macro. These restricted shares are subject to graded vesting, generally on the second and third anniversaries of the grant date or on the third and fourth anniversaries of the grant date. Compensation expense is amortized on a straight-line basis over the requisite service period. Employees forfeit unvested shares upon termination of employment and a reversal of compensation expense is recorded.

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

Up to 75 percent of the award can be earned based on the Company achieving certain average adjusted return on equity targets, as defined in the terms of the award agreements. The fair value of this portion of the award was based on the closing price of the Company's common stock on the grant date. If the Company determines that it is probable that the performance condition will be achieved, compensation expense is amortized on a straight-line basis over the 36-month performance period. The probability that the performance condition will be achieved is reevaluated each reporting period with changes in estimated outcomes accounted for using a cumulative effect adjustment to compensation expense. Compensation expense will be recognized only if the performance condition is met. Employees forfeit unvested restricted stock units upon termination of employment with a corresponding reversal of compensation expense. As of March 31, 2022, the Company has determined that the probability of achieving the performance condition for each award is as follows:

Probability of Achieving
Grant Year	Performance Condition
2022	75%
2021	75%
2020	75%

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

	Risk-free	Expected Stock
Grant Year	Interest Rate	Price Volatility
2022	1.80%	43.8%
2021	0.23%	43.2%
2020	1.40%	27.3%
2019	2.50%	31.9%
2018	2.40%	34.8%

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

The compensation committee of the Company's board of directors included defined retirement provisions in its Leadership Grants. Certain grantees meeting defined age and service requirements will be fully vested in the awards as long as performance and post-termination obligations are met throughout the performance period. These retirement-eligible grants are expensed in the period in which those awards are deemed to be earned, which is the calendar year preceding the February grant date.

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

Stock-Based Compensation Activity

The following table summarizes the Company's stock-based compensation activity:

	Three Months Ended
	March 31,
(Amounts in millions)	2022	2021
Stock-based compensation expense	$31.7	$33.7
Forfeitures	—	—
Tax benefit related to stock-based compensation expense	3.4	4.3

The following table summarizes the changes in the Company's unvested restricted stock:

	Unvested	Weighted Average
	Restricted Stock	Grant Date
	(in Shares)	Fair Value
December 31, 2021	3,795,212	$76.59
Granted	664,770	151.47
Vested	(795,028)	82.79
Canceled	—	—
March 31, 2022	3,664,954	$88.83

The following table summarizes the changes in the Company's unvested restricted stock units:

	Unvested	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
December 31, 2021	158,393	$90.43
Granted	69,693	148.90
Vested	(39,758)	75.78
Canceled	—	—
March 31, 2022	188,328	$115.16
As of March 31, 2022, there was $132.3 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 2.4 years.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the changes in the Company's outstanding stock options:

Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
December 31, 2021	81,667	$99.00	6.1	$6,493,343
Granted	—	—
Exercised	—	—
Canceled	—	—
Expired	—	—
March 31, 2022	81,667	$99.00	5.9	$2,633,761

Options exercisable at March 31, 2022	54,444	$99.00	5.9	$1,755,819

As of March 31, 2022, there was $0.4 million of unrecognized compensation cost related to stock options expected to be recognized over a weighted average period of 0.9 years.

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

The nonqualified deferred compensation plan is an unfunded plan which allows certain highly compensated employees, at their election, to defer a portion of their compensation. This plan was closed to future deferral elections by participants for performance periods beginning after December 31, 2017. The amounts deferred under this plan are held in a grantor trust. The Company invests, as a principal, in investments to economically hedge its obligation under the nonqualified deferred compensation plan. The investments in the grantor trust consist of mutual funds which are categorized as Level I in the fair value hierarchy. These investments totaled $17.6 million and $18.8 million as of March 31, 2022 and December 31, 2021, respectively, and are included in investments on the consolidated statements of financial condition. A corresponding deferred compensation liability is included in accrued compensation on the consolidated statements of financial condition. The compensation deferred by the employees was expensed in the period earned. Changes in the fair value of the investments made by the Company are reported in investment income and changes in the corresponding deferred compensation liability are reflected as compensation and benefits expense on the consolidated statements of operations.

In addition to restricted stock granted under the 2020 Inducement Plan in conjunction with the 2020 acquisitions of Valence and TRS, additional cash may be earned by certain employees if a revenue threshold is exceeded during the respective three-year post-acquisition period to the extent they are employed by the Company at the time of payment. Amounts estimated to be payable, if any, will be recorded as compensation expense on the consolidated statements of operations over the requisite performance period.

If earned, the amount related to the acquisition of Valence (the "Valence Earnout") will be paid by July 3, 2023. As of March 31, 2022, the Company has accrued $12.7 million related to this additional cash payment. The Company recorded $1.5 million in compensation expense related to the Valence Earnout for the three months ended March 31, 2022.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

If earned, the amount related to the acquisition of TRS (the "TRS Earnout") will be paid by April 3, 2024. As of March 31, 2022, the Company expects the maximum amount of $7.0 million will be earned and has accrued $2.7 million related to this additional cash payment. The Company recorded $0.5 million in compensation expense related to the TRS Earnout for the three months ended March 31, 2022 and 2021.

In addition to the 2019 Inducement Plan established in conjunction with its acquisition of Weeden & Co., the Company entered into acquisition-related compensation arrangements with certain Weeden & Co. equity owners, a portion of whom are now employees of the Company. Additional cash of up to $31.5 million was available to be earned if a net revenue target was achieved during the period from January 1, 2020 to June 30, 2021 (the "Weeden Earnout"). The Company paid $31.5 million related to the Weeden Earnout in the third quarter of 2021. Amounts payable to employees were recorded as compensation expense on the consolidated statements of operations over the requisite service period. Amounts payable to non-employee equity holders were recorded as a liability as of the acquisition date and adjusted through the statement of operations for any changes after the acquisition date. The Company recorded $2.2 million in non-interest expenses related to the Weeden Earnout for the three months ended March 31, 2021.

Note 17 Earnings Per Share ("EPS")

Basic earnings per common share is computed by dividing net income applicable to Piper Sandler Companies by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive stock options, restricted stock units and restricted shares.

The computation of EPS is as follows:

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2022	2021
Net income applicable to Piper Sandler Companies	$36,651	$49,459

Shares for basic and diluted calculations:
Average shares used in basic computation	14,481	14,374
Stock options	24	—
Restricted stock units	200	131
Restricted shares	2,589	1,962
Average shares used in diluted computation	17,294	16,467

Earnings per common share:
Basic	$2.53	$3.44
Diluted	$2.12	$3.00

The average shares used in the diluted computation excluded anti-dilutive stock options and restricted shares of 0.1 million for the three months ended March 31, 2022 and 2021.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)
Note 18 Revenues and Business Information

The Company's activities as an investment bank and institutional securities firm constitute a single business segment. The substantial majority of the Company's net revenues and long-lived assets are located in the U.S.

Reportable financial results are as follows:

	Three Months Ended
	March 31,
(Amounts in thousands)	2022	2021
Investment banking
Advisory services	$210,899	$152,849
Corporate financing	19,186	116,136
Municipal financing	27,417	27,089
Total investment banking	257,502	296,074

Institutional brokerage
Equity brokerage	49,805	43,234
Fixed income services	54,757	66,254
Total institutional brokerage	104,562	109,488

Interest income	3,856	2,057
Investment income/(loss)	(13,074)	23,768

Total revenues	352,846	431,387

Interest expense	2,201	2,780

Net revenues	350,645	428,607

Non-interest expenses	315,008	345,740

Pre-tax income	$35,637	$82,867

Pre-tax margin	10.2%	19.3%

Note 19 Net Capital Requirements and Other Regulatory Matters

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

At March 31, 2022, net capital calculated under the SEC rule was $338.2 million, and exceeded the minimum net capital required under the SEC rule by $337.2 million.

The Company's committed short-term credit facility, revolving credit facility and its Class B senior notes include covenants requiring Piper Sandler to maintain a minimum regulatory net capital of $120 million. The Company's fully disclosed clearing agreement with Pershing includes a covenant requiring Piper Sandler to maintain excess net capital of $120 million.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Piper Sandler Ltd., a broker dealer subsidiary registered in the United Kingdom, is subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority. As of March 31, 2022, Piper Sandler Ltd. was in compliance with the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority.

Piper Sandler Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At March 31, 2022, Piper Sandler Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Note 20 Income Taxes

The Company recorded income tax expense of $11.0 million and $17.3 million for the three months ended March 31, 2022 and 2021, respectively. Income tax expense included a tax benefit of $4.6 million and $1.3 million for the three months ended March 31, 2022 and 2021, respectively, related to stock-based compensation awards vesting at values greater than the grant price.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes and exhibits included elsewhere in this Quarterly Report on Form 10-Q. Certain statements in this Quarterly Report on Form 10-Q may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements include, among other things, statements other than historical information or statements of current conditions and may relate to our future plans and objectives and results, and also may include our belief regarding the effect of various legal proceedings, as set forth under "Legal Proceedings" in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2021 and in our subsequent reports filed with the Securities and Exchange Commission ("SEC"). Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under "External Factors Impacting Our Business" as well as the factors identified under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, as updated in our subsequent reports filed with the SEC and under "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.

Explanation of Non-GAAP Financial Measures

We have included financial measures that are not prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). These non-GAAP financial measures include adjustments to exclude (1) revenues and expenses related to noncontrolling interests, (2) interest expense on long-term financing from net revenues, (3) amortization of intangible assets related to acquisitions, (4) compensation expenses from acquisition-related agreements, (5) acquisition-related restructuring and integration costs and (6) the income tax expense allocated to the adjustments. The adjusted weighted average diluted shares outstanding used in the calculation of non-GAAP earnings per diluted common share contains an adjustment to include the common shares for unvested restricted stock awards with service conditions granted pursuant to the acquisitions of SOP Holdings, LLC and its subsidiaries, including Sandler O'Neill & Partners, L.P. (collectively, "Sandler O'Neill"), The Valence Group ("Valence"), TRS Advisors LLC ("TRS"), and Cornerstone Macro Research LP, including its subsidiary, Cornerstone Macro LLC (collectively, "Cornerstone Macro"). These adjustments affect the following financial measures: net revenues, compensation expenses, non-compensation expenses, income tax expense, net income applicable to Piper Sandler Companies, earnings per diluted common share, total non-interest expenses, pre-tax income and pre-tax margin. Management believes that presenting these results and measures on an adjusted basis in conjunction with the corresponding U.S. GAAP measures provides the most meaningful basis for comparison of our operating results across periods and enhances the overall understanding of our current financial performance by excluding certain items that may not be indicative of our core operating results. The non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of financial performance prepared in accordance with U.S. GAAP.

Executive Overview

Our business principally consists of providing investment banking and institutional brokerage services to corporations, private equity groups, public entities, non-profit entities and institutional investors in the United States and Europe. We operate through one reportable business segment. Refer to our Annual Report on Form 10-K for the year ended December 31, 2021 for a full description of our business, including our business strategy.

During the first quarter of 2022, we took the following important steps in the execution of our business strategy:

•On February 4, 2022, we completed the acquisition of Cornerstone Macro, an independent research firm focused on providing macro research and equity derivatives trading to institutional investors. The transaction adds a macro research platform and increases the scale of our equity brokerage operations.

•On January 5, 2022, we announced a definitive agreement to acquire Stamford Partners LLP ("Stamford Partners"), a specialist investment bank offering financial advisory and corporate development services in the European food and beverage and related consumer sectors. The transaction is expected to close in the second quarter of 2022, subject to obtaining required regulatory approvals and other customary closing conditions.

Financial Highlights

	Three Months Ended
(Amounts in thousands, except per share data)	Mar. 31,	Mar. 31,	2022
	2022	2021	v2021
U.S. GAAP
Net revenues	$350,645	$428,607	(18.2)%
Compensation and benefits	247,899	280,328	(11.6)
Non-compensation expenses	67,109	65,412	2.6
Income before income tax expense	35,637	82,867	(57.0)
Net income applicable to Piper Sandler Companies	36,651	49,459	(25.9)
Earnings per diluted common share	$2.12	$3.00	(29.3)

Ratios and margin
Compensation ratio	70.7%	65.4%
Non-compensation ratio	19.1%	15.3%
Pre-tax margin	10.2%	19.3%
Effective tax rate	30.8%	20.8%

Non-GAAP(1)
Adjusted net revenues	$361,793	$413,751	(12.6)%
Adjusted compensation and benefits	226,121	254,268	(11.1)
Adjusted non-compensation expenses	60,471	56,748	6.6
Adjusted operating income	75,201	102,735	(26.8)
Adjusted net income applicable to Piper Sandler Companies	56,554	75,479	(25.1)
Adjusted earnings per diluted common share	$3.12	$4.13	(24.5)

Adjusted ratios and margin
Adjusted compensation ratio	62.5%	61.5%
Adjusted non-compensation ratio	16.7%	13.7%
Adjusted operating margin	20.8%	24.8%
Adjusted effective tax rate	23.1%	24.9%

See the "Results of Operations" section for additional information.

(1)Reconciliation of U.S. GAAP to adjusted non-GAAP financial information

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2022	2021
Net revenues:
Net revenues – U.S. GAAP basis	$350,645	$428,607
Adjustments:
Revenue related to noncontrolling interests	9,523	(17,143)
Interest expense on long-term financing	1,625	2,287
Adjusted net revenues	$361,793	$413,751

Compensation and benefits:
Compensation and benefits – U.S. GAAP basis	$247,899	$280,328
Adjustment:
Compensation from acquisition-related agreements	(21,778)	(26,060)
Adjusted compensation and benefits	$226,121	$254,268

Non-compensation expenses:
Non-compensation expenses – U.S. GAAP basis	$67,109	$65,412
Adjustments:
Non-compensation expenses related to noncontrolling interests	(2,470)	(1,009)
Acquisition-related restructuring and integration costs	(1,247)	(135)
Amortization of intangible assets related to acquisitions	(2,921)	(7,520)
Adjusted non-compensation expenses	$60,471	$56,748

Income before income tax expense:
Income before income tax expense – U.S. GAAP basis	$35,637	$82,867
Adjustments:
Revenue related to noncontrolling interests	9,523	(17,143)
Interest expense on long-term financing	1,625	2,287
Non-compensation expenses related to noncontrolling interests	2,470	1,009
Compensation from acquisition-related agreements	21,778	26,060
Acquisition-related restructuring and integration costs	1,247	135
Amortization of intangible assets related to acquisitions	2,921	7,520
Adjusted operating income	$75,201	$102,735
Interest expense on long-term financing	(1,625)	(2,287)
Adjusted income before adjusted income tax expense	$73,576	$100,448

Income tax expense:
Income tax expense – U.S. GAAP basis	$10,979	$17,274
Tax effect of adjustments:
Compensation from acquisition-related agreements	5,034	6,063
Acquisition-related restructuring and integration costs	267	23
Amortization of intangible assets related to acquisitions	742	1,609
Adjusted income tax expense	$17,022	$24,969

Net income applicable to Piper Sandler Companies:
Net income applicable to Piper Sandler Companies – U.S. GAAP basis	$36,651	$49,459
Adjustments:
Compensation from acquisition-related agreements	16,744	19,997
Acquisition-related restructuring and integration costs	980	112
Amortization of intangible assets related to acquisitions	2,179	5,911
Adjusted net income applicable to Piper Sandler Companies	$56,554	$75,479

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2022	2021
Earnings per diluted common share:
Earnings per diluted common share – U.S. GAAP basis	$2.12	$3.00
Adjustment for inclusion of unvested acquisition-related stock	(0.15)	(0.45)
	$1.97	$2.55
Adjustments:
Compensation from acquisition-related agreements	0.97	1.21
Acquisition-related restructuring and integration costs	0.06	0.01
Amortization of intangible assets related to acquisitions	0.12	0.36
Adjusted earnings per diluted common share	$3.12	$4.13

Weighted average diluted common shares outstanding:
Weighted average diluted common shares outstanding – U.S. GAAP basis	17,294	16,467
Adjustment:
Unvested acquisition-related restricted stock with service conditions	835	1,787
Adjusted weighted average diluted common shares outstanding	18,129	18,254

External Factors Impacting Our Business

Performance in the financial services industry in which we operate is highly correlated to the overall strength of macroeconomic conditions, financial market activity and the effect of geopolitical events. Overall market conditions are a product of many factors, which are beyond our control, often unpredictable and at times inherently volatile. These factors may affect the financial decisions made by investors, including their level of participation in the financial markets. In turn, these decisions may affect our business results. With respect to financial market activity, our profitability is sensitive to a variety of factors, including the demand for investment banking services as reflected by the number and size of advisory transactions, equity and debt corporate financings, and municipal financings; the relative level of volatility of the equity and fixed income markets; changes in interest rates and credit spreads (especially rapid and extreme changes); overall market liquidity; the level and shape of various yield curves; the volume and value of trading in securities; and overall equity valuations.

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

Outlook for the Remainder of 2022

We expect the U.S. economy will grow at a moderate pace for the remainder of 2022. However, the financial markets experienced increased uncertainty resulting from macroeconomic and geopolitical risks, such as the war in Ukraine, persistent inflation, supply and demand imbalances, labor shortages and higher energy prices. These risks contribute to increased market volatility and may result in a decline in the economic outlook. Future legislative actions and policies by the U.S. federal government, including on levels of taxation and spending, may also impact economic growth.

The U.S. Federal Reserve increased its short-term benchmark interest rate by a quarter percentage point in March 2022 and is expected to further raise rates multiple times during the year. In determining the timing and amount of each interest rate hike, the U.S. Federal Reserve will continue to monitor the elevated level of inflation, along with the unemployment rate. Additionally, the U.S. Federal Reserve is expected to begin its quantitative tightening measures in May 2022 by reducing its holdings of securities.

Equity capital raising activity substantially halted in the first quarter of 2022 driven by market volatility, declining equity valuations and a more cautious investor outlook stemming from economic concerns and geopolitical risks. We believe this dynamic may persist into the second half of 2022.

We experienced a high level of advisory services activity across our industry sectors in the first quarter of 2022 driven by ample capital availability, strong business performance, CEO confidence and undeployed capital within the financial sponsor community. Our pipeline across industry teams is robust and we believe our advisory services business is well positioned to deliver a strong 2022 as long as market conditions remain supportive.

The addition of Cornerstone Macro to our platform in early February and increased client volumes resulting from higher volatility contributed to strong equity brokerage results in the first quarter of 2022. We expect to execute on cross-selling opportunities and realize market share gains resulting from our combined platform as integration activities progress.

Client activity in our fixed income services business in the first quarter of 2022 was strong due to higher yields. Inflation and interest rate increases may result in more volatility in revenue generation as clients react to the changing environment. However, we anticipate continued constructive performance as our broad capabilities position us to assist clients as they navigate the volatile environment.

Our municipal financing revenues in the first quarter of 2022 reflected solid contributions from both our specialty sectors and governmental business. Our specialty sector pipeline is robust, however execution will be dependent on market conditions. We expect overall municipal market issuance levels to moderate from 2021 levels driven by a decline in refinancing activity.

Results of Operations

Financial Summary for the three months ended March 31, 2022 and March 31, 2021

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of
				Net Revenues for the
	Three Months Ended			Three Months Ended
	March 31,			March 31,
			2022
(Amounts in thousands)	2022	2021	v2021	2022	2021
Revenues:
Investment banking	$257,502	$296,074	(13.0)%	73.4%	69.1%
Institutional brokerage	104,562	109,488	(4.5)	29.8	25.5
Interest income	3,856	2,057	87.5	1.1	0.5
Investment income/(loss)	(13,074)	23,768	N/M	(3.7)	5.5
Total revenues	352,846	431,387	(18.2)	100.6	100.6

Interest expense	2,201	2,780	(20.8)	0.6	0.6

Net revenues	350,645	428,607	(18.2)	100.0	100.0

Non-interest expenses:
Compensation and benefits	247,899	280,328	(11.6)	70.7	65.4
Outside services	11,176	7,675	45.6	3.2	1.8
Occupancy and equipment	14,536	14,022	3.7	4.1	3.3
Communications	12,425	11,808	5.2	3.5	2.8
Marketing and business development	8,632	2,067	317.6	2.5	0.5
Deal-related expenses	5,544	12,431	(55.4)	1.6	2.9
Trade execution and clearance	4,035	4,180	(3.5)	1.2	1.0
Restructuring and integration costs	1,247	135	823.7	0.4	—
Intangible asset amortization	2,921	7,520	(61.2)	0.8	1.8
Other operating expenses	6,593	5,574	18.3	1.9	1.3
Total non-interest expenses	315,008	345,740	(8.9)	89.8	80.7

Income before income tax expense	35,637	82,867	(57.0)	10.2	19.3

Income tax expense	10,979	17,274	(36.4)	3.1	4.0

Net income	24,658	65,593	(62.4)	7.0	15.3

Net income/(loss) applicable to noncontrolling interests	(11,993)	16,134	N/M	(3.4)	3.8

Net income applicable to Piper Sandler Companies	$36,651	$49,459	(25.9)%	10.5%	11.5%
N/M — Not meaningful

For the three months ended March 31, 2022, we recorded net income applicable to Piper Sandler Companies of $36.7 million. Net revenues for the three months ended March 31, 2022 were $350.6 million, an 18.2 percent decrease compared with $428.6 million in the year-ago period. In the first quarter of 2022, investment banking revenues were $257.5 million, down 13.0 percent compared to $296.1 million in the prior-year period, as lower corporate financing revenues were partially offset by higher advisory services revenues. For the three months ended March 31, 2022, institutional brokerage revenues decreased 4.5 percent to $104.6 million, compared with $109.5 million in the first quarter of 2021, resulting from lower fixed income services revenues, partially offset by higher equity brokerage revenues. For the three months ended March 31, 2022, net interest income was $1.7 million, compared to net interest expense of $0.7 million in the prior-year period. In the first quarter of 2022, we recorded an investment loss of $13.1 million, compared to investment income of $23.8 million in the first quarter of 2021. In the current quarter, we recorded unrealized losses on our investments and the noncontrolling interests in the merchant banking funds that we manage. Non-interest expenses were $315.0 million for the three months ended March 31, 2022, down 8.9 percent compared with $345.7 million in the prior-year period, due to decreased compensation expenses resulting from lower revenues.

Consolidated Non-Interest Expenses

Compensation and Benefits – Compensation and benefits expenses, which are the largest component of our expenses, include salaries, incentive compensation, benefits, stock-based compensation, employment taxes, reversal of expenses associated with the forfeiture of stock-based compensation and other employee-related costs. A significant portion of compensation expense is comprised of variable incentive arrangements, including discretionary incentive compensation, the amount of which fluctuates in proportion to the level of business activity, increasing with higher revenues and operating profits. Other compensation costs, primarily base salaries and benefits, are more fixed in nature. The timing of incentive compensation payments, which generally occur in February, has a greater impact on our cash position and liquidity than is reflected on our consolidated statements of operations. In conjunction with our acquisitions, we have granted restricted stock and restricted cash with service conditions, which are amortized to compensation expense over the service period. We have also entered into forgivable loans with service conditions, which are amortized to compensation expense over the loan term. Additionally, expense estimates related to revenue-based earnout arrangements entered into as part of our acquisitions are amortized to compensation expense over the service period.

The following table summarizes our future acquisition-related compensation expense for restricted stock, restricted cash and forgivable loans with service conditions, as well as expense estimates related to revenue-based earnout arrangements:

(Amounts in thousands)
Remainder of 2022	$69,170
2023	38,717
2024	27,601
2025	9,274
2026	2,400
Thereafter	180
Total	$147,342

For the three months ended March 31, 2022, compensation and benefits expenses decreased 11.6 percent to $247.9 million, compared with $280.3 million in the corresponding period of 2021, due to lower revenues. Compensation and benefits expenses as a percentage of net revenues was 70.7 percent in the first quarter of 2022, compared to 65.4 percent in the first quarter of 2021. The higher compensation ratio was due to lower net revenues and a shift in our mix of business.

Outside Services – Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees, fund expenses associated with our consolidated alternative asset management funds and other professional fees. Outside services expenses increased 45.6 percent to $11.2 million in the first quarter of 2022, compared with $7.7 million in the corresponding period of 2021. Excluding the portion of expenses from non-controlled equity interests in our consolidated alternative asset management funds, outside services expenses increased 33.5 percent, primarily due to higher professional and legal fees.

Occupancy and Equipment – For the three months ended March 31, 2022, occupancy and equipment expenses were $14.5 million, up slightly compared with $14.0 million in the corresponding period of 2021.

Communications – Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third party market data information. For the three months ended March 31, 2022, communication expenses increased 5.2 percent to $12.4 million, compared with $11.8 million in the corresponding period of 2021, due to an increase in market data services expenses.

Marketing and Business Development – Marketing and business development expenses include travel and entertainment costs, advertising and third party marketing fees. For the three months ended March 31, 2022, marketing and business development expenses increased to $8.6 million, compared with $2.1 million in the corresponding period of 2021. The increase was driven by higher travel and entertainment costs due to the easing of COVID-19 restrictions.

Deal-Related Expenses – Deal-related expenses include costs we incurred over the course of a completed investment banking deal, which primarily consist of legal fees, offering expenses, and travel and entertainment costs. For the three months ended March 31, 2022, deal-related expenses were $5.5 million, compared with $12.4 million for the three months ended March 31, 2021. The amount of deal-related expenses is principally dependent on the level of deal activity and may vary from period to period as the recognition of deal-related costs typically coincides with the closing of a transaction.

Trade Execution and Clearance – For the three months ended March 31, 2022, trade execution and clearance expenses were $4.0 million, down slightly compared with $4.2 million in the corresponding period of 2021.

Restructuring and Integration Costs – For the three months ended March 31, 2022, we incurred acquisition-related restructuring and integration costs of $1.2 million. The expenses consisted of $0.8 million of transaction costs primarily related to our acquisition of Cornerstone Macro and the announced acquisition of Stamford Partners, and $0.5 million of severance benefits. We expect to incur additional restructuring and integration costs for the remainder of 2022. For the three months ended March 31, 2021, we incurred acquisition-related restructuring and integration costs of $0.1 million, primarily consisting of transaction costs associated with the acquisition of TRS.

Intangible Asset Amortization – Intangible asset amortization includes the amortization of definite-lived intangible assets consisting of customer relationships and internally developed software. For the three months ended March 31, 2022, intangible asset amortization was $2.9 million, compared to $7.5 million for the three months ended March 31, 2021. The decrease was due to lower intangible asset amortization expense related to identifiable intangible assets associated with the acquisitions of Sandler O'Neill, Valence and TRS, partially offset by incremental intangible asset amortization expense related to identifiable intangible assets associated with the acquisition of Cornerstone Macro. We anticipate incurring additional intangible asset amortization expense upon completion of the acquisition of Stamford Partners.

The following table summarizes the future aggregate amortization expense of our intangible assets with determinable lives:

(Amounts in thousands)
Remainder of 2022	$9,367
2023	10,482
2024	9,069
2025	7,832
2026	7,202
Thereafter	6,105
Total	$50,057

Other Operating Expenses – Other operating expenses primarily include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. Other operating expenses were $6.6 million in the first quarter of 2022, compared with $5.6 million in the corresponding period in 2021.

Income Taxes – For the three months ended March 31, 2022, our provision for income taxes was $11.0 million, which included a $4.6 million tax benefit related to stock-based compensation awards vesting at values greater than the grant price. Excluding the impact of this benefit and noncontrolling interests, our effective tax rate was 32.6 percent. The higher effective tax rate was driven by the impact of non-deductible expenses.

For the three months ended March 31, 2021, our provision for income taxes was $17.3 million, which included a $1.3 million tax benefit related to stock-based compensation awards vesting at values greater than the grant price. Excluding the impact of this benefit and non-controlling interests, our effective tax rate was 27.9 percent.

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

The adjusted financial results exclude (1) revenues and expenses related to noncontrolling interests, (2) interest expense on long-term financing from net revenues, (3) amortization of intangible assets related to acquisitions, (4) compensation expenses from acquisition-related agreements and (5) acquisition-related restructuring and integration costs. For U.S. GAAP purposes, these items are included in each of their respective line items on the consolidated statements of operations.

The following table sets forth the adjusted, non-GAAP financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP financial results for the periods presented:

	Three Months Ended March 31,
	2022				2021
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Amounts in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Advisory services	$210,899	$—	$—	$210,899	$152,849	$—	$—	$152,849
Corporate financing	19,186	—	—	19,186	116,136	—	—	116,136
Municipal financing	27,417	—	—	27,417	27,089	—	—	27,089
Total investment banking	257,502	—	—	257,502	296,074	—	—	296,074

Institutional brokerage
Equity brokerage	49,805	—	—	49,805	43,234	—	—	43,234
Fixed income services	54,757	—	—	54,757	66,254	—	—	66,254
Total institutional brokerage	104,562	—	—	104,562	109,488	—	—	109,488

Interest income	3,856	—	—	3,856	2,057	—	—	2,057
Investment income/(loss)	(3,551)	(9,523)	—	(13,074)	6,625	17,143	—	23,768

Total revenues	362,369	(9,523)	—	352,846	414,244	17,143	—	431,387

Interest expense	576	—	1,625	2,201	493	—	2,287	2,780

Net revenues	361,793	(9,523)	(1,625)	350,645	413,751	17,143	(2,287)	428,607

Total non-interest expenses	286,592	2,470	25,946	315,008	311,016	1,009	33,715	345,740

Pre-tax income	$75,201	$(11,993)	$(27,571)	$35,637	$102,735	$16,134	$(36,002)	$82,867

Pre-tax margin	20.8%			10.2%	24.8%			19.3%
(1)The following is a summary of the adjustments needed to reconcile our consolidated U.S. GAAP financial results to the adjusted, non-GAAP financial results:
Noncontrolling interests – The impacts of consolidating noncontrolling interests in our alternative asset management funds are not included in our adjusted financial results.
Other adjustments – The following items are not included in our adjusted financial results:

	Three Months Ended March 31,
(Amounts in thousands)	2022	2021
Interest expense on long-term financing	$1,625	$2,287

Compensation from acquisition-related agreements	21,778	26,060
Acquisition-related restructuring and integration costs	1,247	135
Amortization of intangible assets related to acquisitions	2,921	7,520
	25,946	33,715

Total other adjustments	$27,571	$36,002

Net revenues on a U.S. GAAP basis were $350.6 million for the three months ended March 31, 2022, compared with $428.6 million in the prior-year period. For the three months ended March 31, 2022, adjusted net revenues were $361.8 million, compared with $413.8 million in the first quarter of 2021. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise.

The following table provides supplemental business information:

	Three Months Ended
	March 31,
	2022	2021
Advisory services
Completed M&A and restructuring transactions	54	49
Completed capital advisory transactions	27	29

Corporate financings
Total equity transactions priced	4	71
Book run equity transactions priced	2	49
Total debt and preferred transactions priced	11	6
Book run debt and preferred transactions priced	7	1

Municipal negotiated issues
Aggregate par value of issues priced (in billions)	$2.6	$3.2
Total issues priced	111	213

Equity brokerage
Number of shares traded (in billions)	2.8	3.0

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

In the first quarter of 2022, investment banking revenues decreased 13.0 percent to $257.5 million, compared with $296.1 million in the prior-year period. For the three months ended March 31, 2022, advisory services revenues were $210.9 million, up 38.0 percent compared to $152.8 million in the first quarter of 2021, due to higher average fees. For the three months ended March 31, 2022, corporate financing revenues were $19.2 million, down 83.5 percent compared with $116.1 million for the three months ended March 31, 2021, as the market for equity capital raising remains largely shut as the result of market volatility, declining valuations and a cautious investor outlook stemming from econcomic concerns and geopolitical risks. Activity for us during the first quarter of 2022 consisted principally of debt financings in the financial services sector as our clients sought to raise capital in anticipation of rising interest rates. Municipal financing revenues for the three months ended March 31, 2022 were $27.4 million, compared to $27.1 million in the prior-year period. Our revenues were essentially flat relative to an approximate 12 percent decline in the overall market based on the par value of municipal negotiated issuances. Our results in the first quarter of 2022 reflect solid execution within our specialty sectors, as well as our governmental business.

Institutional brokerage revenues comprise all of the revenues generated through trading activities, which consist of facilitating customer trades and executing competitive municipal underwritings, as well as fees received for our research services. Our results may vary from quarter to quarter as a result of changes in trading margins, trading gains and losses, net interest spreads, trading volumes, the timing of payments for research services and the timing of transactions based on market opportunities.

For the three months ended March 31, 2022, institutional brokerage revenues decreased 4.5 percent to $104.6 million, compared with $109.5 million in the prior-year period. Equity brokerage revenues were $49.8 million in the first quarter of 2022, up 15.2 percent compared with $43.2 million in the corresponding period of 2021, due to the addition of Cornerstone Macro to our platform. For the three months ended March 31, 2022, fixed income services revenues were $54.8 million, down 17.4 percent compared to $66.3 million in the prior-year period due to lower client activity driven by interest rate volatility and expectations for continued tightening of monetary policy.

Interest income represents amounts earned from holding long inventory positions. For the three months ended March 31, 2022, interest income increased to $3.9 million, compared with $2.1 million for the three months ended March 31, 2021.

Investment income/(loss) includes realized and unrealized gains and losses on investments, including amounts attributable to noncontrolling interests, in our merchant banking and healthcare funds, as well as management and performance fees generated from those funds. For the three months ended March 31, 2022, we recorded an investment loss of $13.1 million, compared to investment income of $23.8 million in the corresponding period of 2021. In the first quarter of 2022, we recorded unrealized losses on our investments and the noncontrolling interests in the merchant banking funds that we manage that reflect lower equity market valuations compared with gains in the prior-year period. Excluding the impact of noncontrolling interests, adjusted investment loss was $3.6 million for the three months ended March 31, 2022, compared with adjusted investment income of $6.6 million for the three months ended March 31, 2021.

Interest expense represents amounts associated with financing, economically hedging and holding short inventory positions, including interest paid on our long-term financing arrangements, as well as commitment fees on our line of credit and revolving credit facility. For the three months ended March 31, 2022, interest expense decreased to $2.2 million, compared with $2.8 million in the prior-year period. The decrease was primarily due to lower interest paid on long-term financing as we repaid the $50 million of Class A unsecured senior notes upon maturity on October 15, 2021. Excluding the impact of interest expense on long-term financing, adjusted interest expense increased to $0.6 million for the three months ended March 31, 2022, compared with $0.5 million for the three months ended March 31, 2021.

Pre-tax margin for the three months ended March 31, 2022 was 10.2 percent, compared to 19.3 percent for the corresponding period of 2021. Adjusted pre-tax margin for the three months ended March 31, 2022 decreased to 20.8 percent, compared with 24.8 percent for the corresponding period of 2021. In the current quarter, the decrease in pre-tax margin for both U.S. GAAP and adjusted results was driven by lower net revenues and a higher compensation ratio.

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

We believe that of our significant accounting policies, the following are our critical accounting policies:

•Valuation of Financial Instruments
•Goodwill and Intangible Assets
•Compensation Plans
•Income Taxes

See the "Critical Accounting Policies" section and Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 for further information on our critical accounting policies.

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

Our dividend policy is intended to return between 30 percent and 50 percent of our fiscal year adjusted net income to shareholders. Our board of directors determines the declaration and payment of dividends and is free to change our dividend policy at any time. Our board of directors declared the following dividends on shares of our common stock:

Declaration Date		Dividend Per Share	Record Date	Payment Date
Related to 2020:
February 4, 2021	(1)	$1.85	March 3, 2021	March 12, 2021
Related to 2021:
February 4, 2021		$0.40	March 3, 2021	March 12, 2021
April 30, 2021		$0.45	May 28, 2021	June 11, 2021
July 30, 2021		$0.55	August 27, 2021	September 10, 2021
October 29, 2021	(1)	$3.00	November 23, 2021	December 10, 2021
October 29, 2021		$0.55	November 23, 2021	December 10, 2021
February 10, 2022	(1)	$4.50	March 2, 2022	March 11, 2022
Related to 2022:
February 10, 2022		$0.60	March 2, 2022	March 11, 2022
April 29, 2022		$0.60	May 27, 2022	June 10, 2022
(1)Represents a special cash dividend.

We repurchase our common stock as part of our capital management strategy in order to offset the dilutive effect of our employee stock-based compensation awards over time and return capital to shareholders.

Effective May 6, 2022, our board of directors authorized the repurchase of up to $150.0 million in common shares through December 31, 2024. This repurchase authorization is in addition to the existing authorization which became effective on January 1, 2022.

Our board of directors authorized the repurchase of up to $150.0 million in common shares effective January 1, 2022 through December 31, 2023. During the three months ended March 31, 2022, we repurchased 653,029 shares of our common stock at an average price of $142.33 per share for an aggregate purchase price of $92.9 million related to this authorization. At March 31, 2022, we had $57.1 million remaining under this authorization.

We also purchase shares of common stock from restricted stock award recipients upon the award vesting or as recipients sell shares to meet their employment tax obligations. During the first quarter of 2022, we purchased 136,440 shares or $20.9 million of our common stock for these purposes.

Leverage

The following table presents total assets, adjusted assets, total shareholders' equity and tangible common shareholders' equity with the resulting leverage ratios:

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Total assets	$1,882,454	$2,565,307
Deduct: Goodwill and intangible assets	(372,883)	(347,286)
Deduct: Right-of-use lease asset	(90,099)	(71,341)
Deduct: Assets from noncontrolling interests	(150,759)	(168,675)
Adjusted assets	$1,268,713	$1,978,005

Total shareholders' equity	$1,156,363	$1,226,855
Deduct: Goodwill and intangible assets	(372,883)	(347,286)
Deduct: Noncontrolling interests	(139,149)	(164,645)
Tangible common shareholders' equity	$644,331	$714,924

Leverage ratio (1)	1.6	2.1

Adjusted leverage ratio (2)	2.0	2.8
(1)Leverage ratio equals total assets divided by total shareholders' equity.
(2)Adjusted leverage ratio equals adjusted assets divided by tangible common shareholders' equity.

Adjusted assets and tangible common shareholders' equity are non-GAAP financial measures. Goodwill and intangible assets are subtracted from total assets and total shareholders' equity in determining adjusted assets and tangible common shareholders' equity, respectively, as we believe that goodwill and intangible assets do not constitute operating assets that can be deployed in a liquid manner. The right-of-use lease asset is also subtracted from total assets in determining adjusted assets as it is not an operating asset that can be deployed in a liquid manner. Amounts attributed to noncontrolling interests are subtracted from total assets and total shareholders' equity in determining adjusted assets and tangible common shareholders' equity, respectively, as they represent assets and equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Sandler Companies. We view the resulting measure of adjusted leverage, also a non-GAAP financial measure, as a more relevant measure of financial risk when comparing financial services companies. Our adjusted leverage ratio decreased from December 31, 2021, due to a decline in cash and cash equivalents driven by annual incentive compensation payments and repurchases of our common stock in the first quarter of 2022.

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

Our day-to-day funding and liquidity is obtained primarily through the use of our clearing arrangement with Pershing LLC ("Pershing"), a clearing arrangement with bank financing, and a bank line of credit, and is typically collateralized by our securities inventory. These funding sources are critical to our ability to finance and hold inventory, which is a necessary part of our institutional brokerage business. The majority of our inventory is liquid and is therefore funded by short-term facilities. Our committed line has been established to mitigate changes in the liquidity of our inventory based on changing market conditions, and is available to us regardless of changes in market liquidity conditions through the end of its term, although there may be limitations on the type of securities available to pledge. Our funding sources are also dependent on the types of inventory that our counterparties are willing to accept as collateral and the number of counterparties available. Funding is generally obtained at rates based upon the federal funds rate or the London Interbank Offered Rate ("LIBOR").

Pershing Clearing Arrangement – We have established an arrangement to obtain financing from Pershing related to the majority of our trading activities. Under our fully disclosed clearing agreement, all of our securities inventories with the exception of convertible securities, and all of our customer activities are held by or cleared through Pershing. Financing under this arrangement is secured primarily by securities, and collateral limitations could reduce the amount of funding available under this arrangement. Our clearing arrangement activities are recorded net from trading activity and reported within receivables from or payables to brokers, dealers and clearing organizations. The funding is at the discretion of Pershing (i.e., uncommitted) and could be denied without a notice period. Our fully disclosed clearing agreement includes a covenant requiring Piper Sandler & Co., our U.S. broker dealer subsidiary, to maintain excess net capital of $120 million. At March 31, 2022, we had less than $0.1 million of financing outstanding under this arrangement.

Clearing Arrangement with Bank Financing – In the second quarter of 2021, we established a financing arrangement with a U.S. branch of Canadian Imperial Bank of Commerce ("CIBC") related to our convertible securities inventories. Under this arrangement, our convertible securities inventories are cleared through a broker dealer affiliate of CIBC, and held and financed by CIBC. Our convertible securities inventories are generally economically hedged by the underlying common stock or the stock options of the underlying common stock. Financing under this arrangement is secured primarily by convertible securities and collateral limitations could reduce the amount of funding available. The funding is at the discretion of CIBC and could be denied subject to a notice period. This arrangement is reported within receivables from or payables to brokers, dealers, and clearing organizations, net of trading activity. At March 31, 2022, we had $143.2 million of financing outstanding under this arrangement.

Prime Broker Arrangement – We previously had an overnight financing arrangement with a broker dealer related to our convertible securities inventories. In the second quarter of 2021, we replaced this arrangement with the clearing arrangement with bank financing.

Committed Line – Our committed line is a one-year $100 million revolving secured credit facility. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, and the unpaid principal amount of all advances under the facility will be due on December 9, 2022. This credit facility has been in place since 2008 and we renewed the facility for another one-year term in the fourth quarter of 2021. At March 31, 2022, we had no advances against this line of credit.

Revolving Credit Facility – Our parent company, Piper Sandler Companies, has an unsecured $65 million revolving credit facility with U.S. Bank N.A. The credit agreement will terminate on December 20, 2022, unless otherwise terminated, and is subject to a one-year extension exercisable at our option. At March 31, 2022, there were no advances against this credit facility.

This credit facility includes customary events of default and covenants that, among other things, requires Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, limits our leverage ratio, requires maintenance of a minimum ratio of operating cash flow to fixed charges, and imposes certain limitations on our ability to make acquisitions and make payments on our capital stock. At March 31, 2022, we were in compliance with all covenants.

The following table presents the average balances outstanding for our various funding sources by quarter for 2022 and 2021:

	Average Balance for the Three Months Ended
(Amounts in millions)	Mar. 31, 2022	Dec. 31, 2021	Sept. 30, 2021	June 30, 2021	Mar. 31, 2021
Funding source:
Pershing clearing arrangement	$3.8	$4.1	$12.1	$5.2	$6.9
Clearing arrangement with bank financing	110.3	92.7	84.2	49.9	—
Prime broker arrangement	—	—	—	8.0	57.2
Total	$114.1	$96.8	$96.3	$63.1	$64.1

The average funding in the first quarter of 2022 increased to $114.1 million, compared with $64.1 million during the first quarter of 2021 and $96.8 million during the fourth quarter of 2021, primarily due to higher average balances of convertible securities inventories.

The following table presents the maximum daily funding amount by quarter for 2022 and 2021:

(Amounts in millions)	2022	2021
First Quarter	$366.3	$141.5
Second Quarter		$306.2
Third Quarter		$228.1
Fourth Quarter		$170.3

Long-Term Financing

Our long-term financing consists of $125 million of Class B unsecured fixed rate senior notes ("Class B Notes"). The initial holders of the Class B Notes were certain entities advised by Pacific Investment Management Company ("PIMCO"). The Class B Notes bear interest at an annual fixed rate of 5.20 percent and mature on October 15, 2023. Interest is payable semi-annually. The unpaid principal amount is due in full on the maturity date and may not be prepaid.

The Class B Notes include customary events of default and covenants that, among other things, require Piper Sandler & Co. to maintain a minimum regulatory net capital, limit our leverage ratio and require maintenance of a minimum ratio of operating cash flow to fixed charges. At March 31, 2022, we were in compliance with all covenants.

Capital Requirements

As a registered broker dealer and member firm of the Financial Industry Regulatory Authority, Inc. ("FINRA"), Piper Sandler & Co. is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule which requires that we maintain minimum net capital of $1.0 million. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain approvals, notifications and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. At March 31, 2022, our net capital under the SEC's uniform net capital rule was $338.2 million, and exceeded the minimum net capital required under the SEC rule by $337.2 million.

Although we operate with a level of net capital substantially greater than the minimum thresholds established by FINRA and the SEC, a substantial reduction of our capital would curtail many of our capital markets revenue producing activities.

Our committed short-term credit facility, revolving credit facility and Class B Notes include covenants requiring Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million. Our fully disclosed clearing agreement with Pershing includes a covenant requiring Piper Sandler & Co. to maintain excess net capital of $120 million.

At March 31, 2022, Piper Sandler Ltd., our broker dealer subsidiary registered in the U.K., was subject to, and was in compliance with, the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority pursuant to the Financial Services Act of 2012.

Piper Sandler Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At March 31, 2022, Piper Sandler Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Off-Balance Sheet Arrangements

In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes the notional contract value of our off-balance sheet arrangements for the periods presented:

	Expiration Per Period at December 31,						Total Contractual Amount
				2025	2027		March 31,	December 31,
(Amounts in thousands)	2022	2023	2024	- 2026	- 2028	Later	2022	2021
Customer matched-book derivative contracts (1) (2)	$8,430	$1,080	$17,930	$11,210	$56,521	$1,501,830	$1,597,001	$1,630,056
Trading securities derivative contracts (2)	106,700	24,750	—	—	—	9,375	140,825	65,925
Investment commitments (3)	—	—	—	—	—	—	78,682	80,562
(1)Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with one major financial institution, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $157.5 million at March 31, 2022) who are not required to post collateral. The uncollateralized amounts, representing the fair value of the derivative contracts, expose us to the credit risk of these counterparties. At March 31, 2022, we had $18.8 million of credit exposure with these counterparties, including $12.5 million of credit exposure with one counterparty.
(2)We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At March 31, 2022 and December 31, 2021, the net fair value of these derivative contracts approximated $19.2 million and $19.8 million, respectively.
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

Investment Commitments

We have investments, including those made as part of our alternative asset management activities, in various limited partnerships or limited liability companies that make direct or indirect equity or debt investments in companies. We commit capital and/or act as the managing partner of these entities. We have committed capital of $78.7 million to certain entities and these commitments generally have no specified call dates.

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

We estimate that a parallel 50 basis point adverse change in the market would result in a decrease of approximately $0.6 million in the carrying value of our fixed income securities inventory as of March 31, 2022, including the effect of the hedging transactions.

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

A key tenet of our risk management procedures related to credit risk is the daily monitoring of the credit quality of our long fixed income securities inventory. These rating trends and the credit quality mix are regularly reviewed with the executive financial risk committee. The following table summarizes the credit rating for our long corporate fixed income, municipal (taxable and tax-exempt), and U.S. government and agency securities as a percentage of the total of these asset classes as of March 31, 2022:

	AAA	AA	A	BBB	BB	Not Rated
Corporate fixed income securities	—%	0.6%	0.5%	0.3%	—%	—%
Municipal securities - taxable and tax-exempt	10.1%	50.0%	16.5%	—%	0.6%	4.0%
U.S. government and agency securities	—%	17.0%	—%	0.1%	—%	0.3%
	10.1%	67.6%	17.0%	0.4%	0.6%	4.3%

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

We have concentrated counterparty credit exposure with four non-publicly rated entities totaling $18.8 million at March 31, 2022. This counterparty credit exposure is part of our matched-book derivative program related to our public finance business, consisting primarily of interest rate swaps. One derivative counterparty represented 66.4 percent, or $12.5 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

During the first quarter of our fiscal year ending December 31, 2022, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

The discussion of our legal proceedings contained in Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2021 is incorporated herein by reference.

ITEM 1A.    RISK FACTORS.

The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

There have been no material changes to the risk factors disclosed under Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below sets forth the information with respect to purchases made by or on behalf of Piper Sandler Companies or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the quarter ended March 31, 2022.

				Total Number of Shares	Approximate Dollar
				Purchased as Part of	Value of Shares Yet to be
	Total Number of		Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased		Paid per Share	Plans or Programs	Plans or Programs (1)
Month #1
(January 1, 2022 to January 31, 2022)	82,639	(2)	$149.92	71,396	$139	million
Month #2
(February 1, 2022 to February 28, 2022)	436,814	(3)	$150.44	311,666	$93	million
Month #3
(March 1, 2022 to March 31, 2022)	270,016	(4)	$132.47	269,967	$57	million
Total	789,469		$144.24	653,029	$57	million

(1)
Effective January 1, 2022, our board of directors authorized the repurchase of up to $150.0 million of common stock through December 31, 2023. Effective May 6, 2022, our board of directors authorized the repurchase of up to $150.0 million of common stock through December 31, 2024. This repurchase authorization is in addition to the existing authorization.

(2)
Consists of 71,396 shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent at an average price of $147.56 per share, and 11,243 shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price of $164.89 per share.

(3)
Consists of 311,666 shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent at an average price of $149.67 per share, and 125,148 shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price of $152.36 per share.

(4)
Consists of 269,967 shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent at an average price of $132.47 per share, and 49 shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price of $132.07 per share.

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
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.
		Filed herewith
104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL.	Filed herewith
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

PIPER SANDLER COMPANIES

Date:	May 6, 2022	By	/s/ Chad R. Abraham
		Name	Chad R. Abraham
		Its	Chairman and Chief Executive Officer

Date:	May 6, 2022	By	/s/ Timothy L. Carter
		Name	Timothy L. Carter
		Its	Chief Financial Officer