Form 10-Q
period 2022-06-30
PIPER SANDLER COMPANIES
filed 2022-08-02
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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
Yes  ☐ No  ☑

As of July 27, 2022, the registrant had 17,436,145 shares of Common Stock outstanding.

Piper Sandler Companies

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

Piper Sandler Companies
Consolidated Statements of Financial Condition

	June 30,	December 31,
	2022	2021
(Amounts in thousands, except share data)	(Unaudited)
Assets
Cash and cash equivalents	$237,786	$970,965
Receivables from brokers, dealers and clearing organizations	206,216	254,130

Financial instruments and other inventory positions owned	311,789	230,423
Financial instruments and other inventory positions owned and pledged as collateral	110,318	118,551
Total financial instruments and other inventory positions owned	422,107	348,974

Fixed assets (net of accumulated depreciation and amortization of $81,250 and $76,823, respectively)	58,932	51,761
Goodwill	244,321	227,508
Intangible assets (net of accumulated amortization of $121,986 and $115,672, respectively)	133,995	119,778
Investments (including noncontrolling interests of $183,538 and $164,565, respectively)	267,017	252,045
Net deferred income tax assets	160,362	158,200
Right-of-use lease asset	98,584	71,341
Other assets	121,652	110,605
Total assets	$1,950,972	$2,565,307

Liabilities and Shareholders' Equity
Long-term financing	$125,000	$125,000
Payables to brokers, dealers and clearing organizations	10,417	13,247
Financial instruments and other inventory positions sold, but not yet purchased	122,184	128,690
Accrued compensation	340,137	900,079
Accrued lease liability	117,105	89,625
Other liabilities and accrued expenses	58,494	81,811
Total liabilities	773,337	1,338,452

Shareholders' equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at June 30, 2022 and December 31, 2021;
Shares issued: 19,542,612 at June 30, 2022 and 19,541,037 at December 31, 2021;
Shares outstanding: 13,792,668 at June 30, 2022 and 14,129,519 at December 31, 2021	195	195
Additional paid-in capital	1,006,093	925,387
Retained earnings	418,406	450,165
Less common stock held in treasury, at cost: 5,749,944 shares at June 30, 2022 and 5,411,518 shares at December 31, 2021	(425,095)	(312,573)
Accumulated other comprehensive loss	(2,960)	(964)
Total common shareholders' equity	996,639	1,062,210

Noncontrolling interests	180,996	164,645
Total shareholders' equity	1,177,635	1,226,855

Total liabilities and shareholders' equity	$1,950,972	$2,565,307
See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2022	2021	2022	2021
Revenues:
Investment banking	$234,132	$387,147	$491,634	$683,221
Institutional brokerage	104,942	95,830	209,504	205,318
Interest income	4,536	1,673	8,392	3,730
Investment income/(loss)	10,936	26,694	(2,138)	50,462

Total revenues	354,546	511,344	707,392	942,731

Interest expense	2,355	2,696	4,556	5,476

Net revenues	352,191	508,648	702,836	937,255

Non-interest expenses:
Compensation and benefits	239,917	325,252	487,816	605,580
Outside services	14,429	10,593	25,605	18,268
Occupancy and equipment	15,562	13,720	30,098	27,742
Communications	13,215	10,026	25,640	21,834
Marketing and business development	12,238	5,114	20,870	7,181
Deal-related expenses	8,308	8,710	13,852	21,141
Trade execution and clearance	5,891	4,207	9,926	8,387
Restructuring and integration costs	1,609	3,433	2,856	3,568
Intangible asset amortization	3,393	7,520	6,314	15,040
Other operating expenses	469	6,013	7,062	11,587

Total non-interest expenses	315,031	394,588	630,039	740,328

Income before income tax expense	37,160	114,060	72,797	196,927

Income tax expense	9,385	27,066	20,364	44,340

Net income	27,775	86,994	52,433	152,587

Net income/(loss) applicable to noncontrolling interests	6,385	17,173	(5,608)	33,307

Net income applicable to Piper Sandler Companies	$21,390	$69,821	$58,041	$119,280

Earnings per common share
Basic	$1.53	$4.86	$4.07	$8.30
Diluted	$1.26	$4.12	$3.39	$7.14

Dividends declared per common share	$0.60	$0.45	$5.70	$2.70

Weighted average number of common shares outstanding
Basic	14,018	14,358	14,248	14,366
Diluted	16,920	16,951	17,106	16,709

See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2022	2021	2022	2021
Net income	$27,775	$86,994	$52,433	$152,587

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	(1,310)	197	(1,996)	503

Comprehensive income	26,465	87,191	50,437	153,090

Comprehensive income/(loss) applicable to noncontrolling interests	6,385	17,173	(5,608)	33,307

Comprehensive income applicable to Piper Sandler Companies	$20,080	$70,018	$56,045	$119,783

See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

						Accumulated	Total
	Common		Additional			Other	Common		Total
(Amounts in thousands,	Shares	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
except share amounts)	Outstanding	Stock	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Balance at December 31, 2021	14,129,519	$195	$925,387	$450,165	$(312,573)	$(964)	$1,062,210	$164,645	$1,226,855
Net income/(loss)	—	—	—	36,651	—	—	36,651	(11,993)	24,658
Dividends	—	—	—	(81,390)	—	—	(81,390)	—	(81,390)
Amortization/issuance of restricted stock (1)	—	—	114,048	—	—	—	114,048	—	114,048
Repurchase of common stock through share repurchase program	(653,029)	—	—	—	(92,945)	—	(92,945)	—	(92,945)
Issuance of treasury shares for restricted stock vestings	854,668	—	(50,934)	—	50,934	—	—	—	—
Repurchase of common stock from employees	(136,440)	—	—	—	(20,927)	—	(20,927)	—	(20,927)
Shares reserved/issued for director compensation	2,038	—	253	—	—	—	253	—	253
Other comprehensive loss	—	—	—	—	—	(686)	(686)	—	(686)
Fund capital distributions, net	—	—	—	—	—	—	—	(13,503)	(13,503)
Balance at March 31, 2022	14,196,756	$195	$988,754	$405,426	$(375,511)	$(1,650)	$1,017,214	$139,149	$1,156,363
Net income	—	—	—	21,390	—	—	21,390	6,385	27,775
Dividends	—	—	—	(8,410)	—	—	(8,410)	—	(8,410)
Amortization/issuance of restricted stock (1)	—	—	17,612	—	—	—	17,612	—	17,612
Repurchase of common stock through share repurchase program	(415,358)	—	—	—	(49,991)	—	(49,991)	—	(49,991)
Issuance of treasury shares for restricted stock vestings	10,207	—	(738)	—	738	—	—	—	—
Repurchase of common stock from employees	(2,633)	—	—	—	(331)	—	(331)	—	(331)
Shares reserved/issued for director compensation	3,696	—	465	—	—	—	465	—	465
Other comprehensive loss	—	—	—	—	—	(1,310)	(1,310)	—	(1,310)
Fund capital contributions, net	—	—	—	—	—	—	—	35,462	35,462
Balance at June 30, 2022	13,792,668	$195	$1,006,093	$418,406	$(425,095)	$(2,960)	$996,639	$180,996	$1,177,635
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

See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(Amounts in thousands)	2022	2021
Operating Activities:
Net income	$52,433	$152,587
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization of fixed assets	7,328	5,867
Deferred income taxes	(2,162)	(14,601)
Stock-based compensation	60,438	78,532
Amortization of intangible assets	6,314	15,040
Amortization of forgivable loans	4,148	2,871
Decrease/(increase) in operating assets:
Receivables from brokers, dealers and clearing organizations	50,855	(100,754)
Net financial instruments and other inventory positions owned	(79,639)	(17,119)
Investments	(14,972)	(31,951)
Other assets	(31,197)	(27,271)
Increase/(decrease) in operating liabilities:
Payables to brokers, dealers and clearing organizations	(2,830)	(6,183)
Accrued compensation	(493,653)	(47,879)
Other liabilities and accrued expenses	(7,338)	2,120

Net cash provided by/(used in) operating activities	(450,275)	11,259

Investing Activities:
Business acquisitions, net of cash acquired	(33,044)	—
Purchases of fixed assets, net	(14,357)	(14,883)

Net cash used in investing activities	(47,401)	(14,883)

Financing Activities:
Repayment of long-term financing	—	(20,000)
Payment of cash dividend	(89,800)	(41,007)
Increase/(decrease) in noncontrolling interests	21,959	(10,048)
Repurchase of common stock	(164,194)	(36,170)

Net cash used in financing activities	(232,035)	(107,225)

Currency adjustment:
Effect of exchange rate changes on cash	(3,468)	424

Net decrease in cash and cash equivalents	(733,179)	(110,425)

Cash and cash equivalents at beginning of period	970,965	507,935

Cash and cash equivalents at end of period	$237,786	$397,510

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,468	$5,554
Income taxes	$45,128	$59,907
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

Piper Sandler Companies and its subsidiaries (collectively, the "Company") operate in one reporting segment providing investment banking services and institutional sales, trading and research services. Investment banking services include financial advisory services, management of and participation in underwritings, and municipal financing activities. Revenues are generated through the receipt of advisory and financing fees. Institutional sales, trading and research services focus on the trading of equity and fixed income products with institutions, corporations, government and non-profit entities. Revenues are generated through commissions and sales credits earned on equity and fixed income institutional sales activities, net interest revenues on trading securities held in inventory, profits and losses from trading these securities, and fees for research services and corporate access offerings. Also, the Company has created alternative asset management funds in merchant banking and healthcare in order to invest firm capital and to manage capital from outside investors. The Company records gains and losses from investments in these funds and receives management and performance fees.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Future Adoption of New Applicable Accounting Standards

Equity Securities Subject to Contractual Sale Restrictions

In June 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2022-03, "Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions" ("ASU 2022-03"). This guidance clarifies that a contractual sale restriction should not impact the fair value of the security and a discount to reflect such restriction is no longer permitted to be applied. ASU 2022-03 also includes new disclosure requirements and is effective for annual and interim periods beginning after December 15, 2023, with early adoption permitted. As of June 30, 2022, the Company does not hold equity securities subject to contractual sale restrictions.

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

Cornerstone Macro Research LP

On February 4, 2022, the Company completed the acquisition of Cornerstone Macro Research LP, including its subsidiary, Cornerstone Macro LLC (collectively, "Cornerstone Macro"), a research firm focused on providing macro research and equity derivatives trading to institutional investors. The transaction was completed pursuant to the Securities Purchase Agreement dated October 12, 2021. The acquisition adds a macro research team and increases the scale of the Company's equity brokerage operations.

The purchase price of $33.9 million consisted of cash consideration of $32.4 million and contingent consideration of $1.5 million, as detailed in the net assets acquired table below. As part of the acquisition, the Company granted 64,077 restricted shares valued at $9.7 million on the acquisition date. The restricted shares are subject to graded vesting on the fourth and the fifth anniversaries of the acquisition date, so long as the applicable employee remains continuously employed by the Company for the respective vesting period. As these shares contain service conditions, the value of the shares is not part of the purchase price. Compensation expense will be amortized on a straight-line basis over the requisite service period of five years.

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

Additional cash of up to $27.8 million may be earned (the "Cornerstone Earnout") if a net revenue target is achieved during the performance period from July 1, 2022 to December 31, 2023. Of the total amount, up to $6.0 million may be earned by Cornerstone Macro's equity owners with no service requirements. If earned, this amount will be paid by March 31, 2024. The Company recorded a $1.5 million liability as of the acquisition date for the fair value of the contingent consideration, which is included in the purchase price. The remaining amount may be earned by the equity owners, whom are now employees of the Company, and certain employees in exchange for service requirements. As this amount compensates employees for future services, the value is not part of the purchase price. Amounts estimated to be payable, if any, will be recorded as compensation expense on the consolidated statements of operations over the requisite service period. If earned, these amounts will be paid by June 30, 2025 and June 30, 2026.

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

Transaction costs of $0.1 million and $0.7 million were incurred for the three and six months ended June 30, 2022, respectively, and are included in restructuring and integration costs on the consolidated statements of operations.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition, including measurement period adjustments:

(Amounts in thousands)
Assets
Cash and cash equivalents	$6,885
Receivables from brokers, dealers and clearing organizations	2,941
Fixed assets	286
Goodwill	9,924
Intangible assets	18,600
Right-of-use lease asset	7,026
Other assets	4,238
Total assets acquired	49,900

Liabilities
Accrued compensation	4,672
Accrued lease liability	7,026
Other liabilities and accrued expenses	4,333
Total liabilities assumed	16,031

Net assets acquired	$33,869

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2022	2021	2022	2021
Net revenues	$352,191	$523,275	$705,722	$965,904
Net income applicable to Piper Sandler Companies	21,390	70,604	57,367	119,742

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Stamford Partners LLP ("Stamford Partners")

On June 10, 2022, the Company completed the acquisition of Stamford Partners, a specialist investment bank offering mergers and acquisitions advisory services to European food and beverage and related consumer sectors. The acquisition expands the Company's presence in Europe. The purchase price consisted of cash consideration, and restricted stock was granted for retention purposes.

The Company recorded $6.9 million of goodwill on the consolidated statements of financial condition, none of which is expected to be deductible for income tax purposes. In management's opinion, the goodwill represents the reputation and operating expertise of Stamford Partners. Identifiable intangible assets purchased by the Company consisted of customer relationships with an acquisition-date fair value of $1.9 million.

Pro forma financial information is not presented as the acquisition is not material. The results of operations of Stamford Partners have been included in the Company's consolidated financial statements prospectively beginning on the acquisition date.

Note 4 Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased

	June 30,	December 31,
(Amounts in thousands)	2022	2021
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$4,562	$2,831
Convertible securities	133,647	148,057
Fixed income securities	8,442	8,687
Municipal securities:
Taxable securities	15,226	12,377
Tax-exempt securities	160,768	97,891
Short-term securities	39,551	29,357
Mortgage-backed securities	—	1,277
U.S. government agency securities	40,196	24,361
U.S. government securities	2,891	138
Derivative contracts	16,824	23,998
Total financial instruments and other inventory positions owned	$422,107	$348,974

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$48,184	$77,744
Fixed income securities	8,649	4,950
U.S. government securities	62,909	41,780
Derivative contracts	2,442	4,216
Total financial instruments and other inventory positions sold, but not yet purchased	$122,184	$128,690

At June 30, 2022 and December 31, 2021, financial instruments and other inventory positions owned in the amount of $110.3 million and $118.6 million, respectively, had been pledged as collateral for short-term financing arrangements.

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

Piper Sandler Companies
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

	June 30, 2022			December 31, 2021
(Amounts in thousands)	Derivative	Derivative	Notional	Derivative	Derivative	Notional
Derivative Category	Assets (1)	Liabilities (2)	Amount	Assets (1)	Liabilities (2)	Amount
Interest rate
Customer matched-book	$90,158	$83,890	$1,576,572	$157,064	$149,353	$1,630,056
Trading securities	11,311	608	211,325	—	1,560	65,925
	$101,469	$84,498	$1,787,897	$157,064	$150,913	$1,695,981
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

		Three Months Ended		Six Months Ended
(Amounts in thousands)		June 30,		June 30,
Derivative Category	Operations Category	2022	2021	2022	2021
Interest rate derivative contract	Investment banking	$(617)	$(135)	$(860)	$(1,151)
Interest rate derivative contract	Institutional brokerage	2,478	(2,166)	11,683	3,095
Equity option derivative contracts	Institutional brokerage	—	(37)	—	123
		$1,861	$(2,338)	$10,823	$2,067

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Credit risk associated with the Company's derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company's derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company's financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The majority of the Company's derivative contracts are substantially collateralized by its counterparties, who are major financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of a derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of June 30, 2022, the Company had $14.0 million of uncollateralized credit exposure with these counterparties (notional contract amount of $156.3 million), including $9.1 million of uncollateralized credit exposure with one counterparty.

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

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company's Level III financial instruments as of June 30, 2022:

	Valuation			Weighted
	Technique	Unobservable Input	Range	Average (1)
Assets
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	Discounted cash flow	Expected recovery rate (% of par) (2)	0 - 25%	13.4%
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve in basis points ("bps") (2)	3 - 41 bps	20.3 bps
Investments at fair value:
Equity securities in private companies	Market approach	Revenue multiple (2)	1 - 7 times	4.1 times
		EBITDA multiple (2)	12 - 13 times	12.7 times

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve in bps (3)	8 - 62 bps	23.3 bps
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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the valuation of the Company's financial instruments by pricing observability levels defined in FASB Accounting Standards Codification Topic 820, "Fair Value Measurement" ("ASC 820") as of June 30, 2022:

				Counterparty
				and Cash
				Collateral
(Amounts in thousands)	Level I	Level II	Level III	Netting (1)	Total
Assets
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$2,875	$1,687	$—	$—	$4,562
Convertible securities	—	133,647	—	—	133,647
Fixed income securities	—	8,442	—	—	8,442
Municipal securities:
Taxable securities	—	15,226	—	—	15,226
Tax-exempt securities	—	160,509	259	—	160,768
Short-term securities	—	39,551	—	—	39,551
U.S. government agency securities	—	40,196	—	—	40,196
U.S. government securities	2,891	—	—	—	2,891
Derivative contracts	—	89,346	12,123	(84,645)	16,824
Total financial instruments and other inventory positions owned	5,766	488,604	12,382	(84,645)	422,107

Cash equivalents	194,490	—	—	—	194,490

Investments at fair value (2)	86,086	—	169,016	—	255,102
Total assets	$286,342	$488,604	$181,398	$(84,645)	$871,699

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$47,343	$841	$—	$—	$48,184
Fixed income securities	—	8,649	—	—	8,649
U.S. government securities	62,909	—	—	—	62,909
Derivative contracts	—	82,883	1,615	(82,056)	2,442
Total financial instruments and other inventory positions sold, but not yet purchased	$110,252	$92,373	$1,615	$(82,056)	$122,184
(1)Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.
(2)Includes noncontrolling interests of $183.5 million attributable to unrelated third party ownership in consolidated alternative asset management funds.

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

The Company's Level III assets were $181.4 million (including noncontrolling interests of $128.8 million) and $143.3 million (including noncontrolling interests of $103.0 million), or 20.8 percent and 9.6 percent of financial instruments measured at fair value at June 30, 2022 and December 31, 2021, respectively. There were $39.7 million and $42.6 million of transfers of financial assets out of Level III for the three and six months ended June 30, 2021, respectively, primarily due to unobservable inputs becoming observable.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following tables summarize the changes in fair value associated with Level III financial instruments held at the beginning or end of the periods presented:

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	March 31,			Transfers	Transfers	gains/	gains/	June 30,	June 30,
(Amounts in thousands)	2022	Purchases	Sales	in	out	(losses)	(losses)	2022	2022
Assets
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	$264	$—	$—	$—	$—	$—	$(5)	$259	$(5)
Derivative contracts	9,150	—	(2,525)	—	—	2,525	2,973	12,123	4,771
Total financial instruments and other inventory positions owned	9,414	—	(2,525)	—	—	2,525	2,968	12,382	4,766

Investments at fair value	134,795	28,600	—	—	—	172	5,449	169,016	5,621
Total assets	$144,209	$28,600	$(2,525)	$—	$—	$2,697	$8,417	$181,398	$10,387

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$1,120	$(570)	$—	$—	$—	$570	$495	$1,615	$1,065
Total financial instruments and other inventory positions sold, but not yet purchased	$1,120	$(570)	$—	$—	$—	$570	$495	$1,615	$1,065

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	March 31,			Transfers	Transfers	gains/	gains/	June 30,	June 30,
(Amounts in thousands)	2021	Purchases	Sales	in	out	(losses)	(losses)	2021	2021
Assets
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	$—	$—	$—	$528	$—	$—	$—	$528	$—
Mortgage-backed securities	13	—	—	—	—	—	—	13	—
Derivative contracts	1,943	23	(324)	—	—	302	(1,316)	628	85
Total financial instruments and other inventory positions owned	1,956	23	(324)	528	—	302	(1,316)	1,169	85

Investments at fair value	154,521	6,726	(475)	—	(39,688)	(2,205)	16,156	135,035	14,226
Total assets	$156,477	$6,749	$(799)	$528	$(39,688)	$(1,903)	$14,840	$136,204	$14,311

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$119	$(203)	$29	$—	$—	$173	$850	$968	$968
Total financial instruments and other inventory positions sold, but not yet purchased	$119	$(203)	$29	$—	$—	$173	$850	$968	$968

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	June 30,	June 30,
(Amounts in thousands)	2021	Purchases	Sales	in	out	(losses)	(losses)	2022	2022
Assets
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	$247	$—	$—	$—	$—	$—	$12	$259	$12
Derivative contracts	726	450	(2,525)	—	—	2,075	11,397	12,123	12,123
Total financial instruments and other inventory positions owned	973	450	(2,525)	—	—	2,075	11,409	12,382	12,135

Investments at fair value	142,286	39,673	(18,252)	—	(172)	12,936	(7,455)	169,016	5,419
Total assets	$143,259	$40,123	$(20,777)	$—	$(172)	$15,011	$3,954	$181,398	$17,554

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$1,898	$(570)	$680	$—	$—	$(110)	$(283)	$1,615	$1,615
Total financial instruments and other inventory positions sold, but not yet purchased	$1,898	$(570)	$680	$—	$—	$(110)	$(283)	$1,615	$1,615

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	June 30,	June 30,
(Amounts in thousands)	2020	Purchases	Sales	in	out	(losses)	(losses)	2021	2021
Assets
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	$—	$—	$—	$528	$—	$—	$—	$528	$—
Mortgage-backed securities	13	—	—	—	—	—	—	13	—
Derivative contracts	270	23	(580)	—	—	558	357	628	628
Total financial instruments and other inventory positions owned	283	23	(580)	528	—	558	357	1,169	628

Investments at fair value	152,995	8,044	(20,887)	—	(42,617)	16,895	20,605	135,035	15,195
Total assets	$153,278	$8,067	$(21,467)	$528	$(42,617)	$17,453	$20,962	$136,204	$15,823

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$3,706	$(3,428)	$29	$—	$—	$3,398	$(2,737)	$968	$968
Total financial instruments and other inventory positions sold, but not yet purchased	$3,706	$(3,428)	$29	$—	$—	$3,398	$(2,737)	$968	$968

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

Consolidated VIEs

The Company's consolidated VIEs at June 30, 2022 included certain alternative asset management funds in which the Company has an investment and, as the managing partner, is deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds.

The following table presents information about the carrying value of the assets and liabilities of the VIEs that are consolidated by the Company and included on the consolidated statements of financial condition at June 30, 2022. The assets can only be used to settle the liabilities of the respective VIE, and the creditors of the VIEs do not have recourse to the general credit of the Company. These VIEs have a combined $50.0 million of bank line financing available with interest rates based on either prime or LIBOR plus an applicable margin. The assets and liabilities are presented prior to consolidation, and thus a portion of these assets and liabilities are eliminated in consolidation.

Alternative Asset
(Amounts in thousands)	Management Funds
Assets
Investments	$237,937
Other assets	2,938
Total assets	$240,875

Liabilities
Other liabilities and accrued expenses	$4,352
Total liabilities	$4,352

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Nonconsolidated VIEs

The Company determined it is not the primary beneficiary of certain VIEs and accordingly does not consolidate them. These VIEs had net assets approximating $1.3 billion and $2.1 billion at June 30, 2022 and December 31, 2021, respectively. The Company's exposure to loss from these VIEs is $11.4 million, which is the carrying value of its capital contributions recorded in investments on the consolidated statements of financial condition at June 30, 2022. The Company had no liabilities related to these VIEs at June 30, 2022 and December 31, 2021. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of June 30, 2022.

Note 7 Receivables from and Payables to Brokers, Dealers and Clearing Organizations

	June 30,	December 31,
(Amounts in thousands)	2022	2021
Receivable from clearing organizations	$193,933	$226,731
Receivable from brokers and dealers	8,447	24,056
Other	3,836	3,343
Total receivables from brokers, dealers and clearing organizations	$206,216	$254,130

	June 30,	December 31,
(Amounts in thousands)	2022	2021
Payable to brokers and dealers	$10,417	$13,247
Total payables to brokers, dealers and clearing organizations	$10,417	$13,247

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

Note 8 Investments

The Company's investments include investments in private companies and partnerships.

	June 30,	December 31,
(Amounts in thousands)	2022	2021
Investments at fair value	$255,102	$239,376
Investments at cost	611	611
Investments accounted for under the equity method	11,304	12,058
Total investments	267,017	252,045

Less investments attributable to noncontrolling interests (1)	(183,538)	(164,565)
	$83,479	$87,480
(1)Noncontrolling interests are attributable to unrelated third party ownership in consolidated alternative asset management funds.

At June 30, 2022, investments carried on a cost basis had an estimated fair market value of $0.6 million. Because valuation estimates were based upon management's judgment, investments carried at cost would be categorized as Level III assets in the fair value hierarchy, if they were carried at fair value.

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

Note 9 Other Assets

	June 30,	December 31,
(Amounts in thousands)	2022	2021
Fee receivables	$48,333	$51,403
Forgivable loans, net	20,660	12,040
Prepaid expenses	16,410	18,989
Other	36,249	28,173
Total other assets	$121,652	$110,605

Note 10 Goodwill and Intangible Assets

(Amounts in thousands)
Goodwill
Balance at December 31, 2021	$227,508
Goodwill acquired	16,813
Balance at June 30, 2022	$244,321

Intangible assets
Balance at December 31, 2021	$119,778
Intangible assets acquired	20,531
Amortization of intangible assets	(6,314)
Balance at June 30, 2022	$133,995

As discussed in Note 3, the addition of goodwill and intangible assets during the six months ended June 30, 2022 related to the acquisitions of Cornerstone Macro and Stamford Partners. Management identified $18.6 million of customer relationship intangible assets related to the acquisition of Cornerstone Macro, which will be amortized over a weighted average life of 7.2 years. Management identified $1.9 million of customer relationship intangible assets related to the acquisition of Stamford Partners, which will be amortized over a weighted average life of 0.8 years.

Intangible assets with determinable lives primarily consist of customer relationships and internally developed software. The following table summarizes the future aggregate amortization expense of the Company's intangible assets with determinable lives:

(Amounts in thousands)
Remainder of 2022	$7,406
2023	10,981
2024	9,069
2025	7,832
2026	7,202
Thereafter	6,105
Total	$48,595

Indefinite-lived intangible assets consist of the Sandler trade name of $85.4 million, which is not subject to amortization.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 11 Short-Term Financing

The Company has an unsecured $65 million revolving credit facility with U.S. Bank N.A. The credit agreement will terminate on December 20, 2022, unless otherwise terminated, and is subject to a one-year extension exercisable at the option of the Company. This credit facility includes customary events of default and covenants that, among other things, require the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital of $120 million, limit the Company's leverage ratio, require maintenance of a minimum ratio of operating cash flow to fixed charges, and impose certain limitations on the Company's ability to make acquisitions and make payments on its capital stock. At June 30, 2022, there were no advances against this credit facility.

The Company's committed short-term bank line financing at June 30, 2022 consisted of a one-year $100 million committed revolving credit facility with U.S. Bank N.A., which has been renewed annually in the fourth quarter of each year since 2008. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital of $120 million, and the unpaid principal amount of all advances under this facility will be due on December 9, 2022. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis. At June 30, 2022, the Company had no advances against this line of credit.

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

The Company has established reserves for potential losses that are probable and reasonably estimable that may result from pending and potential legal actions, investigations and regulatory proceedings. Reasonably possible losses in excess of amounts accrued at June 30, 2022 are not material. In many cases, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount or range of any potential loss, particularly where proceedings may be in relatively early stages or where plaintiffs are seeking substantial or indeterminate damages. Matters frequently need to be more developed before a loss or range of loss can reasonably be estimated.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 13 Leases

The Company leases office space throughout the United States and in a limited number of foreign countries where its international operations reside. Aggregate minimum lease commitments on an undiscounted basis for the Company's operating leases (including short-term leases) as of June 30, 2022 were as follows:

(Amounts in thousands)
Remainder of 2022	$12,839
2023	24,024
2024	22,793
2025	21,888
2026	19,846
Thereafter	45,354
Total	$146,744

The following table summarizes the Company's operating lease costs and sublease income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in millions)	2022	2021	2022	2021
Operating lease costs	$6.3	$5.0	$12.3	$10.7
Operating lease costs related to short-term leases	0.4	0.2	0.7	0.4
Sublease income	0.1	0.1	0.2	0.4

At June 30, 2022, the weighted average remaining lease term for operating leases was 6.6 years and the weighted average discount rate was 4.1 percent.

Note 14 Restructuring and Integration Costs

The Company incurred the following restructuring and integration costs in conjunction with its acquisition activity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2022	2021	2022	2021
Severance, benefits and outplacement	$137	$—	$588	$—
Vacated leased office space	—	3,404	—	3,404
Total restructuring costs	137	3,404	588	3,404

Integration costs	1,472	29	2,268	164

Total restructuring and integration costs	$1,609	$3,433	$2,856	$3,568

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 15 Shareholders' Equity

Share Repurchases

The Company had two share repurchase authorizations in place as of June 30, 2022. Effective May 6, 2022, the Company's board of directors authorized the repurchase of up to $150.0 million in common shares through December 31, 2024. At June 30, 2022, the Company had $150.0 million remaining under this authorization. Effective January 1, 2022, the Company's board of directors authorized the repurchase of up to $150.0 million in common shares through December 31, 2023. During the six months ended June 30, 2022, the Company repurchased 1,068,387 shares at an average price of $133.79 per share for an aggregate purchase price of $142.9 million related to this authorization. At June 30, 2022, the Company had $7.1 million remaining under this authorization, for a combined $157.1 million remaining under both current authorizations.

Effective January 1, 2020, the Company's board of directors authorized the repurchase of up to $150.0 million in common shares, which expired on December 31, 2021. During the six months ended June 30, 2021, the Company repurchased 197,697 shares at an average price of $116.71 per share for an aggregate purchase price of $23.1 million related to this authorization.

The Company also purchases shares of common stock from restricted stock award recipients upon the award vesting or as recipients sell shares to meet their employment tax obligations. The Company purchased 139,073 shares and 123,096 shares, or $21.3 million and $13.1 million of the Company's common stock for these purposes during the six months ended June 30, 2022 and 2021, respectively.

Issuance of Shares

The Company issues common shares out of treasury stock as a result of employee restricted share vesting and exercise transactions as discussed in Note 16. During the six months ended June 30, 2022 and 2021, the Company issued 864,875 shares and 833,238 shares, respectively, related to these obligations.

Dividends

The Company's current dividend policy is intended to return a metric based on fiscal year net income to its shareholders. The board of directors determines the declaration and payment of dividends and is free to change the dividend policy at any time.

During the six months ended June 30, 2022, the Company declared and paid quarterly cash dividends on its common stock, aggregating $1.20 per share and a special cash dividend on its common stock of $4.50 per share, totaling $89.8 million. The special cash dividend relates to the Company's fiscal year 2021 results.

On July 29, 2022, the board of directors declared a quarterly cash dividend on its common stock of $0.60 per share to be paid on September 9, 2022, to shareholders of record as of the close of business on August 26, 2022.

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

Ownership interests in entities held by parties other than the Company's common shareholders are presented as noncontrolling interests within shareholders' equity, separate from the Company's own equity. Revenues, expenses and net income or loss are reported on the consolidated statements of operations on a consolidated basis, which includes amounts attributable to both the Company's common shareholders and noncontrolling interests. Net income or loss is then allocated between the Company and noncontrolling interests based upon their relative ownership interests. Net income applicable to noncontrolling interests is deducted from consolidated net income to determine net income applicable to the Company. There was no other comprehensive income or loss attributed to noncontrolling interests for the six months ended June 30, 2022 and 2021.

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

The following table provides a summary of the Company's outstanding equity awards (in shares or units) as of June 30, 2022:

Restricted stock related to compensation plans
Annual grants	814,325
Sign-on grants	85,635
Inducement grants	65,125

2019 Inducement Plan	95,348

2020 Inducement Plan	1,247,918

Total restricted stock related to compensation plans	2,308,351

Restricted stock related to acquisitions (1)	1,418,768

Total restricted stock	3,727,119

Restricted stock units	188,328

Stock options	81,667
(1)The Company issued restricted stock with service conditions in conjunction with the 2020 acquisitions of SOP Holdings, LLC and its subsidiaries, including Sandler O'Neill & Partners, L.P. (collectively, "Sandler O'Neill"), The Valence Group ("Valence") and TRS Advisors LLC ("TRS"), and the 2022 acquisitions of Cornerstone Macro and Stamford Partners. See Note 3 for further discussion on the 2022 acquisitions.

Incentive Plan

The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company's employees and directors for up to 9.4 million shares of common stock (0.9 million shares remained available for future issuance under the Incentive Plan as of June 30, 2022). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant's death, and at the discretion of the compensation committee of the Company's board of directors.

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

Inducement Grants are issued as a retention tool in conjunction with certain acquisitions. During the six months ended June 30, 2022, the Company granted $9.3 million (65,125 shares) in restricted stock under the Incentive Plan in conjunction with its 2022 acquisitions of Cornerstone Macro and Stamford Partners. These restricted shares are subject to graded vesting, and employees must fulfill service requirements in exchange for the rights to the restricted shares. Compensation expense is amortized on a straight-line basis over the requisite service period, generally three to four years. Employees forfeit unvested shares upon termination of employment and a reversal of compensation expense is recorded.

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

Up to 75 percent of the award can be earned based on the Company achieving certain average adjusted return on equity targets, as defined in the terms of the award agreements. The fair value of this portion of the award was based on the closing price of the Company's common stock on the grant date. If the Company determines that it is probable that the performance condition will be achieved, compensation expense is amortized on a straight-line basis over the 36-month performance period. The probability that the performance condition will be achieved is reevaluated each reporting period with changes in estimated outcomes accounted for using a cumulative effect adjustment to compensation expense. Compensation expense will be recognized only if the performance condition is met. Employees forfeit unvested restricted stock units upon termination of employment with a corresponding reversal of compensation expense. As of June 30, 2022, the Company has determined that the probability of achieving the performance condition for each award is as follows:

Probability of Achieving
Grant Year	Performance Condition
2022	39%
2021	75%
2020	75%

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

		Risk-free	Expected Stock
Grant Year	Vesting Year	Interest Rate	Price Volatility
2022	2025	1.80%	43.8%
2021	2024	0.23%	43.2%
2020	2023	1.40%	27.3%
2019	2022	2.50%	31.9%
2018	2021	2.40%	34.8%

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

Stock-Based Compensation Activity

The following table summarizes the Company's stock-based compensation activity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in millions)	2022	2021	2022	2021
Stock-based compensation expense	$27.6	$43.9	$59.3	$77.6
Forfeitures	0.3	1.3	0.3	1.3
Tax benefit related to stock-based compensation expense	3.7	6.6	7.1	10.7

The following table summarizes the changes in the Company's unvested restricted stock:

	Unvested	Weighted Average
	Restricted Stock	Grant Date
	(in Shares)	Fair Value
December 31, 2021	3,795,212	$76.59
Granted	737,193	148.16
Vested	(802,211)	82.86
Canceled	(3,075)	142.01
June 30, 2022	3,727,119	$89.35

The following table summarizes the changes in the Company's unvested restricted stock units:

	Unvested	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
December 31, 2021	158,393	$90.43
Granted	69,693	148.90
Vested	(39,758)	75.78
Canceled	—	—
June 30, 2022	188,328	$115.16
As of June 30, 2022, there was $119.4 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 2.5 years.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the changes in the Company's outstanding stock options:

Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
December 31, 2021	81,667	$99.00	6.1	$6,493,343
Granted	—	—
Exercised	—	—
Canceled	—	—
Expired	—	—
June 30, 2022	81,667	$99.00	5.6	$1,172,738

Options exercisable at June 30, 2022	54,444	$99.00	5.6	$781,816

As of June 30, 2022, there was $0.3 million of unrecognized compensation cost related to stock options expected to be recognized over a weighted average period of 0.6 years.

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

The nonqualified deferred compensation plan is an unfunded plan which allows certain highly compensated employees, at their election, to defer a portion of their compensation. This plan was closed to future deferral elections by participants for performance periods beginning after December 31, 2017. The amounts deferred under this plan are held in a grantor trust. The Company invests, as a principal, in investments to economically hedge its obligation under the nonqualified deferred compensation plan. The investments in the grantor trust consist of mutual funds which are categorized as Level I in the fair value hierarchy. These investments totaled $16.6 million and $18.8 million as of June 30, 2022 and December 31, 2021, respectively, and are included in investments on the consolidated statements of financial condition. A corresponding deferred compensation liability is included in accrued compensation on the consolidated statements of financial condition. The compensation deferred by the employees was expensed in the period earned. Changes in the fair value of the investments made by the Company are reported in investment income and changes in the corresponding deferred compensation liability are reflected as compensation and benefits expense on the consolidated statements of operations.

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

If earned, the amount related to the acquisition of Valence (the "Valence Earnout") will be paid by July 3, 2023. As of June 30, 2022, the Company has accrued $14.3 million related to this additional cash payment. The Company recorded $1.6 million and $3.1 million in compensation expense related to the Valence Earnout for the three and six months ended June 30, 2022, respectively.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

If earned, the amount related to the acquisition of TRS (the "TRS Earnout") will be paid by April 3, 2024. As of June 30, 2022, the Company expects the maximum amount of $7.0 million will be earned and has accrued $3.2 million related to this additional cash payment. The Company recorded $0.6 million in compensation expense related to the TRS Earnout for the three months ended June 30, 2022 and 2021, and $1.1 million for the six months ended June 30, 2022 and 2021.

In addition to the 2019 Inducement Plan established in conjunction with its acquisition of Weeden & Co., the Company entered into acquisition-related compensation arrangements with certain Weeden & Co. equity owners, a portion of whom are now employees of the Company. Additional cash of up to $31.5 million was available to be earned if a net revenue target was achieved during the period from January 1, 2020 to June 30, 2021 (the "Weeden Earnout"). The Company paid $31.5 million related to the Weeden Earnout in the third quarter of 2021. Amounts payable to employees were recorded as compensation expense on the consolidated statements of operations over the requisite service period. Amounts payable to non-employee equity holders were recorded as a liability as of the acquisition date and adjusted through the statement of operations for any changes after the acquisition date. The Company recorded $2.1 million and $4.3 million in non-interest expenses related to the Weeden Earnout for the three and six months ended June 30, 2021, respectively.

The Company also granted restricted cash in conjunction with the acquisitions of Sandler O’Neill and Weeden & Co. for retention purposes. The restricted cash awards are amortized as compensation expense on a straight-line basis over each respective vesting period. The restricted cash of $17.0 million related to the acquisition of Sandler O’Neill vested in 2021. The restricted cash of $10.1 million related to the acquisition of Weeden & Co. is subject to graded vesting, beginning on the third anniversary of the grant date through August 2, 2023.

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

The computation of EPS is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2022	2021	2022	2021
Net income applicable to Piper Sandler Companies	$21,390	$69,821	$58,041	$119,280

Shares for basic and diluted calculations:
Average shares used in basic computation	14,018	14,358	14,248	14,366
Stock options	12	10	18	5
Restricted stock units	208	177	204	154
Restricted shares	2,682	2,406	2,636	2,184
Average shares used in diluted computation	16,920	16,951	17,106	16,709

Earnings per common share:
Basic	$1.53	$4.86	$4.07	$8.30
Diluted	$1.26	$4.12	$3.39	$7.14

The average shares used in the diluted computation excluded anti-dilutive stock options and restricted shares of 0.2 million for the three and six months ended June 30, 2022. The anti-dilutive effects from stock options and restricted shares were immaterial for the three and six months ended June 30, 2021.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)
Note 18 Revenues and Business Information

The Company's activities as an investment bank and institutional securities firm constitute a single business segment. The substantial majority of the Company's net revenues and long-lived assets are located in the U.S.

Reportable financial results are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2022	2021	2022	2021
Investment banking
Advisory services	$169,660	$248,668	$380,559	$401,517
Corporate financing	29,237	102,401	48,423	218,537
Municipal financing	35,235	36,078	62,652	63,167
Total investment banking	234,132	387,147	491,634	683,221

Institutional brokerage
Equity brokerage	51,375	34,873	101,180	78,107
Fixed income services	53,567	60,957	108,324	127,211
Total institutional brokerage	104,942	95,830	209,504	205,318

Interest income	4,536	1,673	8,392	3,730
Investment income/(loss)	10,936	26,694	(2,138)	50,462

Total revenues	354,546	511,344	707,392	942,731

Interest expense	2,355	2,696	4,556	5,476

Net revenues	352,191	508,648	702,836	937,255

Non-interest expenses	315,031	394,588	630,039	740,328

Pre-tax income	$37,160	$114,060	$72,797	$196,927

Pre-tax margin	10.6%	22.4%	10.4%	21.0%

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

At June 30, 2022, net capital calculated under the SEC rule was $243.1 million, and exceeded the minimum net capital required under the SEC rule by $242.1 million.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Piper Sandler Ltd., a broker dealer subsidiary registered in the United Kingdom, is subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority. As of June 30, 2022, Piper Sandler Ltd. was in compliance with the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority.

Piper Sandler Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At June 30, 2022, Piper Sandler Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Note 20 Income Taxes

The Company recorded income tax expense of $9.4 million and $27.1 million for the three months ended June 30, 2022 and 2021, respectively.

The Company recorded income tax expense of $20.4 million and $44.3 million for the six months ended June 30, 2022 and 2021, respectively. Income tax expense included a tax benefit of $4.6 million and $1.4 million for the six months ended June 30, 2022 and 2021, respectively, related to stock-based compensation awards vesting at values greater than the grant price.

Note 21 Subsequent Event

On July 6, 2022, the Company announced a definitive agreement to acquire DBO Partners, a technology investment banking firm. The purchase price consists of cash consideration, and restricted stock will be granted for retention purposes. Additional cash consideration may be earned if certain revenue targets are achieved. The transaction is expected to close in the fourth quarter of 2022, subject to obtaining required regulatory approvals and other customary closing conditions.

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

Explanation of Non-GAAP Financial Measures

We have included financial measures that are not prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). These non-GAAP financial measures include adjustments to exclude (1) revenues and expenses related to noncontrolling interests, (2) interest expense on long-term financing from net revenues, (3) amortization of intangible assets related to acquisitions, (4) compensation expenses from acquisition-related agreements, (5) acquisition-related restructuring and integration costs and (6) the income tax expense allocated to the adjustments. The adjusted weighted average diluted shares outstanding used in the calculation of non-GAAP earnings per diluted common share contains an adjustment to include the common shares for unvested restricted stock awards with service conditions granted pursuant to all acquisitions since January 1, 2020. These adjustments affect the following financial measures: net revenues, compensation expenses, non-compensation expenses, income tax expense, net income applicable to Piper Sandler Companies, earnings per diluted common share, total non-interest expenses, pre-tax income and pre-tax margin. Management believes that presenting these results and measures on an adjusted basis in conjunction with the corresponding U.S. GAAP measures provides the most meaningful basis for comparison of our operating results across periods and enhances the overall understanding of our current financial performance by excluding certain items that may not be indicative of our core operating results. The non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of financial performance prepared in accordance with U.S. GAAP.

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

During the first half of 2022, we have announced or completed the following acquisitions as part of our growth strategy:

•On July 6, 2022, we announced a definitive agreement to acquire DBO Partners, a technology investment banking firm. The transaction is expected to close in the fourth quarter of 2022, subject to obtaining required regulatory approvals and other customary closing conditions.

•On June 10, 2022, we completed the acquisition of Stamford Partners LLP ("Stamford Partners"), a specialist investment bank offering mergers and acquisitions advisory services to European food and beverage and related consumer sectors. The transaction expands our presence in Europe.

•On February 4, 2022, we completed the acquisition of Cornerstone Macro Research LP, including its subsidiary, Cornerstone Macro LLC (collectively, "Cornerstone Macro"), a research firm focused on providing macro research and equity derivatives trading to institutional investors. The transaction adds a macro research platform and increases the scale of our equity brokerage operations.

Financial Highlights

	Three Months Ended			Six Months Ended
(Amounts in thousands, except per share data)	June 30,	June 30,	2022	June 30,	June 30,	2022
	2022	2021	v2021	2022	2021	v2021
U.S. GAAP
Net revenues	$352,191	$508,648	(30.8)%	$702,836	$937,255	(25.0)%
Compensation and benefits	239,917	325,252	(26.2)	487,816	605,580	(19.4)
Non-compensation expenses	75,114	69,336	8.3	142,223	134,748	5.5
Income before income tax expense	37,160	114,060	(67.4)	72,797	196,927	(63.0)
Net income applicable to Piper Sandler Companies	21,390	69,821	(69.4)	58,041	119,280	(51.3)
Earnings per diluted common share	$1.26	$4.12	(69.4)	$3.39	$7.14	(52.5)

Ratios and margin
Compensation ratio	68.1%	63.9%		69.4%	64.6%
Non-compensation ratio	21.3%	13.6%		20.2%	14.4%
Pre-tax margin	10.6%	22.4%		10.4%	21.0%
Effective tax rate	25.3%	23.7%		28.0%	22.5%

Non-GAAP(1)
Adjusted net revenues	$345,642	$492,673	(29.8)%	$707,435	$906,424	(22.0)%
Adjusted compensation and benefits	216,787	298,835	(27.5)	442,908	553,103	(19.9)
Adjusted non-compensation expenses	68,323	57,364	19.1	128,794	114,112	12.9
Adjusted operating income	60,532	136,474	(55.6)	135,733	239,209	(43.3)
Adjusted net income applicable to Piper Sandler Companies	44,066	98,569	(55.3)	100,620	174,048	(42.2)
Adjusted earnings per diluted common share	$2.47	$5.37	(54.0)	$5.59	$9.51	(41.2)

Adjusted ratios and margin
Adjusted compensation ratio	62.7%	60.7%		62.6%	61.0%
Adjusted non-compensation ratio	19.8%	11.6%		18.2%	12.6%
Adjusted operating margin	17.5%	27.7%		19.2%	26.4%
Adjusted effective tax rate	25.2%	26.6%		24.1%	25.8%

See the "Results of Operations" section for additional information.

(1)Reconciliation of U.S. GAAP to adjusted non-GAAP financial information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2022	2021	2022	2021
Net revenues:
Net revenues – U.S. GAAP basis	$352,191	$508,648	$702,836	$937,255
Adjustments:
Revenue related to noncontrolling interests	(8,174)	(18,192)	1,349	(35,335)
Interest expense on long-term financing	1,625	2,217	3,250	4,504
Adjusted net revenues	$345,642	$492,673	$707,435	$906,424

Compensation and benefits:
Compensation and benefits – U.S. GAAP basis	$239,917	$325,252	$487,816	$605,580
Adjustment:
Compensation from acquisition-related agreements	(23,130)	(26,417)	(44,908)	(52,477)
Adjusted compensation and benefits	$216,787	$298,835	$442,908	$553,103

Non-compensation expenses:
Non-compensation expenses – U.S. GAAP basis	$75,114	$69,336	$142,223	$134,748
Adjustments:
Non-compensation expenses related to noncontrolling interests	(1,789)	(1,019)	(4,259)	(2,028)
Acquisition-related restructuring and integration costs	(1,609)	(3,433)	(2,856)	(3,568)
Amortization of intangible assets related to acquisitions	(3,393)	(7,520)	(6,314)	(15,040)
Adjusted non-compensation expenses	$68,323	$57,364	$128,794	$114,112

Income before income tax expense:
Income before income tax expense – U.S. GAAP basis	$37,160	$114,060	$72,797	$196,927
Adjustments:
Revenue related to noncontrolling interests	(8,174)	(18,192)	1,349	(35,335)
Interest expense on long-term financing	1,625	2,217	3,250	4,504
Non-compensation expenses related to noncontrolling interests	1,789	1,019	4,259	2,028
Compensation from acquisition-related agreements	23,130	26,417	44,908	52,477
Acquisition-related restructuring and integration costs	1,609	3,433	2,856	3,568
Amortization of intangible assets related to acquisitions	3,393	7,520	6,314	15,040
Adjusted operating income	$60,532	$136,474	$135,733	$239,209
Interest expense on long-term financing	(1,625)	(2,217)	(3,250)	(4,504)
Adjusted income before adjusted income tax expense	$58,907	$134,257	$132,483	$234,705

Income tax expense:
Income tax expense – U.S. GAAP basis	$9,385	$27,066	$20,364	$44,340
Tax effect of adjustments:
Compensation from acquisition-related agreements	4,470	6,142	9,504	12,205
Acquisition-related restructuring and integration costs	176	871	443	894
Amortization of intangible assets related to acquisitions	810	1,609	1,552	3,218
Adjusted income tax expense	$14,841	$35,688	$31,863	$60,657

Net income applicable to Piper Sandler Companies:
Net income applicable to Piper Sandler Companies – U.S. GAAP basis	$21,390	$69,821	$58,041	$119,280
Adjustments:
Compensation from acquisition-related agreements	18,660	20,275	35,404	40,272
Acquisition-related restructuring and integration costs	1,433	2,562	2,413	2,674
Amortization of intangible assets related to acquisitions	2,583	5,911	4,762	11,822
Adjusted net income applicable to Piper Sandler Companies	$44,066	$98,569	$100,620	$174,048

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2022	2021	2022	2021
Earnings per diluted common share:
Earnings per diluted common share – U.S. GAAP basis	$1.26	$4.12	$3.39	$7.14
Adjustment for inclusion of unvested acquisition-related stock	(0.14)	(0.45)	(0.29)	(0.91)
	$1.12	$3.67	$3.10	$6.23
Adjustments:
Compensation from acquisition-related agreements	1.11	1.20	2.07	2.41
Acquisition-related restructuring and integration costs	0.08	0.15	0.14	0.16
Amortization of intangible assets related to acquisitions	0.16	0.35	0.28	0.71
Adjusted earnings per diluted common share	$2.47	$5.37	$5.59	$9.51

Weighted average diluted common shares outstanding:
Weighted average diluted common shares outstanding – U.S. GAAP basis	16,920	16,951	17,106	16,709
Adjustment:
Unvested acquisition-related restricted stock with service conditions	937	1,409	886	1,598
Adjusted weighted average diluted common shares outstanding	17,857	18,360	17,992	18,307

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

Outlook for the Remainder of 2022

We believe that the U.S. economy will continue to slow for the remainder of 2022 with a heightened risk of economic recession. Additionally, the financial markets continued to experience increased uncertainty resulting from macroeconomic and geopolitical risks, such as the war in Ukraine, persistent inflation, supply and demand imbalances, labor shortages and higher energy prices. These risks contributed to increased market volatility and have resulted in a subdued economic outlook. Future legislative actions and policies by the U.S. federal government, including on levels of taxation and spending, may also impact economic growth.

We believe the tightening of the U.S. monetary policy will continue to be a critical factor impacting the economy and financial markets. The U.S. Federal Reserve increased its short-term benchmark interest rate by 75 basis points in both June and July of 2022 and is expected to raise rates further this year with its primary near-term focus to slow inflation. Additionally, the U.S. Federal Reserve began its quantitative tightening measures during the second quarter of 2022 by reducing its holdings of securities.

The overall market for equity capital raising remains largely shut down driven by high levels of market volatility, declining equity valuations and a more cautious investor outlook stemming from economic concerns and geopolitical risks. It remains unclear when the equity capital markets will reopen.

We experienced a lower level of advisory services activity in the second quarter of 2022 driven by macroeconomic uncertainty delaying transaction timelines and increasing deal risk, as well as a decline in CEO confidence and weaker business performance and valuations. While our pipeline across industry teams is strong, the current environment has introduced a level of uncertainty in our outlook that we have not experienced in the last 18 months.

Equity brokerage revenues in the second quarter of 2022 reflected a full quarter with Cornerstone Macro on our platform and elevated volatility and volumes. As integration activities progress, we expect to execute on cross-selling opportunities and realize market share gains. We believe these market share gains will offset the expected decrease in the research and trading services fee pool for 2022 resulting from the significant year-to-date decline in the equity markets. Also, the equity market historically experiences a slowdown during the summer months.

Our fixed income services business navigated volatile interest rates during the second quarter of 2022, as clients assessed the impact of inflation, tightening monetary policy and the economic outlook, to record results consistent with the first quarter. We believe our broad product offerings and diverse client base will help deliver consistent results across market environments.

Our municipal financing revenues in the second quarter of 2022 reflected solid contributions from both our governmental business and specialty sectors, which we expect to continue in the second half of 2022. We believe overall municipal market issuance levels to continue to moderate driven by a decline in refinancing activity. Our specialty sector pipeline is strong, however execution will be dependent on market conditions.

Results of Operations

Financial Summary for the three months ended June 30, 2022 and June 30, 2021

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of
				Net Revenues for the
	Three Months Ended			Three Months Ended
	June 30,			June 30,
			2022
(Amounts in thousands)	2022	2021	v2021	2022	2021
Revenues:
Investment banking	$234,132	$387,147	(39.5)%	66.5%	76.1%
Institutional brokerage	104,942	95,830	9.5	29.8	18.8
Interest income	4,536	1,673	171.1	1.3	0.3
Investment income	10,936	26,694	(59.0)	3.1	5.2
Total revenues	354,546	511,344	(30.7)	100.7	100.5

Interest expense	2,355	2,696	(12.6)	0.7	0.5

Net revenues	352,191	508,648	(30.8)	100.0	100.0

Non-interest expenses:
Compensation and benefits	239,917	325,252	(26.2)	68.1	63.9
Outside services	14,429	10,593	36.2	4.1	2.1
Occupancy and equipment	15,562	13,720	13.4	4.4	2.7
Communications	13,215	10,026	31.8	3.8	2.0
Marketing and business development	12,238	5,114	139.3	3.5	1.0
Deal-related expenses	8,308	8,710	(4.6)	2.4	1.7
Trade execution and clearance	5,891	4,207	40.0	1.7	0.8
Restructuring and integration costs	1,609	3,433	(53.1)	0.5	0.7
Intangible asset amortization	3,393	7,520	(54.9)	1.0	1.5
Other operating expenses	469	6,013	(92.2)	0.1	1.2
Total non-interest expenses	315,031	394,588	(20.2)	89.4	77.6

Income before income tax expense	37,160	114,060	(67.4)	10.6	22.4

Income tax expense	9,385	27,066	(65.3)	2.7	5.3

Net income	27,775	86,994	(68.1)	7.9	17.1

Net income applicable to noncontrolling interests	6,385	17,173	(62.8)	1.8	3.4

Net income applicable to Piper Sandler Companies	$21,390	$69,821	(69.4)%	6.1%	13.7%

For the three months ended June 30, 2022, we recorded net income applicable to Piper Sandler Companies of $21.4 million. Net revenues for the three months ended June 30, 2022 were $352.2 million, a 30.8 percent decrease compared with $508.6 million in the year-ago period. In the second quarter of 2022, investment banking revenues were $234.1 million, down 39.5 percent compared to $387.1 million in the prior-year period, resulting from lower advisory services and corporate financing revenues. For the three months ended June 30, 2022, institutional brokerage revenues increased 9.5 percent to $104.9 million, compared with $95.8 million in the second quarter of 2021, as higher equity brokerage revenues were partially offset by lower fixed income services revenues. For the three months ended June 30, 2022, net interest income was $2.2 million, compared to net interest expense of $1.0 million in the prior-year period. In the second quarter of 2022, we recorded investment income of $10.9 million, compared to $26.7 million in the second quarter of 2021. In the current quarter, we recorded lower gains on our investments and the noncontrolling interests in the merchant banking funds that we manage. Non-interest expenses were $315.0 million for the three months ended June 30, 2022, down 20.2 percent compared with $394.6 million in the prior-year period, primarily due to decreased compensation expenses resulting from lower revenues.

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

The following table summarizes our future acquisition-related compensation expense for restricted stock, restricted cash and forgivable loans with service conditions, as well as expense estimates related to revenue-based earnout arrangements:

(Amounts in thousands)
Remainder of 2022	$47,154
2023	40,494
2024	29,382
2025	10,710
2026	3,568
Thereafter	692
Total	$132,000

For the three months ended June 30, 2022, compensation and benefits expenses decreased 26.2 percent to $239.9 million, compared with $325.3 million in the corresponding period of 2021, due to lower revenues. Compensation and benefits expenses as a percentage of net revenues was 68.1 percent in the second quarter of 2022, compared to 63.9 percent in the second quarter of 2021. Excluding the impact of noncontrolling interests, our compensation ratio increased to 69.7 percent in the second quarter of 2022, compared with 66.3 percent in the second quarter of 2021 due to lower net revenues.

Outside Services – Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees, fund expenses associated with our consolidated alternative asset management funds and other professional fees. Outside services expenses increased 36.2 percent to $14.4 million in the second quarter of 2022, compared with $10.6 million in the corresponding period of 2021. Excluding the portion of expenses from non-controlled equity interests in our consolidated alternative asset management funds, outside services expenses increased 33.1 percent, primarily due to higher professional fees associated with recruiting as well as higher legal fees.

Occupancy and Equipment – For the three months ended June 30, 2022, occupancy and equipment expenses increased 13.4 percent to $15.6 million, compared with $13.7 million in the corresponding period of 2021, primarily due to incremental occupancy costs related to our acquisition of Cornerstone Macro as well as office space expansion.

Communications – Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third party market data information. For the three months ended June 30, 2022, communication expenses increased 31.8 percent to $13.2 million, compared with $10.0 million in the corresponding period of 2021, due to higher market data services expenses in part resulting from incremental costs related to our acquisition of Cornerstone Macro.

Marketing and Business Development – Marketing and business development expenses include travel and entertainment costs, advertising and third party marketing fees. For the three months ended June 30, 2022, marketing and business development expenses increased to $12.2 million, compared with $5.1 million in the corresponding period of 2021. The increase was due to higher travel expenses driven by an acceleration of activity and overall inflationary impact on costs. With the end of pandemic-related travel restrictions, our travel costs have reverted to more normalized levels in 2022.

Deal-Related Expenses – Deal-related expenses include costs we incurred over the course of a completed investment banking deal, which primarily consist of legal fees, offering expenses, and travel and entertainment costs. For the three months ended June 30, 2022, deal-related expenses were $8.3 million, compared with $8.7 million for the three months ended June 30, 2021. The amount of deal-related expenses is principally dependent on the level of deal activity and may vary from period to period as the recognition of deal-related costs typically coincides with the closing of a transaction.

Trade Execution and Clearance – For the three months ended June 30, 2022, trade execution and clearance expenses increased 40.0 percent to $5.9 million, compared with $4.2 million in the corresponding period of 2021. The increase in trade execution and clearance expenses is reflective of higher trading volumes compared with the second quarter of 2021.

Restructuring and Integration Costs – For the three months ended June 30, 2022, we incurred acquisition-related restructuring and integration costs of $1.6 million, primarily consisting of transaction costs related to our acquisitions of Cornerstone Macro and Stamford Partners and the announced acquisition of DBO Partners. We expect to incur additional restructuring and integration costs for the remainder of 2022. For the three months ended June 30, 2021, we incurred acquisition-related restructuring and integration costs of $3.4 million, primarily related to vacated leased office space associated with our acquisitions of The Valence Group and TRS Advisors LLC.

Intangible Asset Amortization – Intangible asset amortization includes the amortization of definite-lived intangible assets consisting of customer relationships and internally developed software. For the three months ended June 30, 2022, intangible asset amortization was $3.4 million, compared to $7.5 million for the three months ended June 30, 2021. The decrease was due to lower intangible asset amortization expense associated with our 2020 acquisitions, partially offset by incremental intangible asset amortization expense associated with our 2022 acquisitions. Beginning in the fourth quarter of 2022, we anticipate incurring additional intangible asset amortization expense related to the acquisition of DBO Partners.

The following table summarizes the future aggregate amortization expense of our intangible assets with determinable lives:

(Amounts in thousands)
Remainder of 2022	$7,406
2023	10,981
2024	9,069
2025	7,832
2026	7,202
Thereafter	6,105
Total	$48,595

Other Operating Expenses – Other operating expenses primarily include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. Other operating expenses were $0.5 million in the second quarter of 2022, compared with $6.0 million in the corresponding period in 2021. The decrease was primarily due to lower expense related to our charitable giving program driven by lower operating profits.

Income Taxes – For the three months ended June 30, 2022, our provision for income taxes was $9.4 million. Excluding the impact of noncontrolling interests, our effective tax rate was 30.5 percent. The higher effective tax rate was driven by the impact of non-deductible expenses.

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

The following table sets forth the adjusted, non-GAAP financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP financial results for the periods presented:

	Three Months Ended June 30,
	2022				2021
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Amounts in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Advisory services	$169,660	$—	$—	$169,660	$248,668	$—	$—	$248,668
Corporate financing	29,237	—	—	29,237	102,401	—	—	102,401
Municipal financing	35,235	—	—	35,235	36,078	—	—	36,078
Total investment banking	234,132	—	—	234,132	387,147	—	—	387,147

Institutional brokerage
Equity brokerage	51,375	—	—	51,375	34,873	—	—	34,873
Fixed income services	53,567	—	—	53,567	60,957	—	—	60,957
Total institutional brokerage	104,942	—	—	104,942	95,830	—	—	95,830

Interest income	4,536	—	—	4,536	1,673	—	—	1,673
Investment income	2,762	8,174	—	10,936	8,502	18,192	—	26,694

Total revenues	346,372	8,174	—	354,546	493,152	18,192	—	511,344

Interest expense	730	—	1,625	2,355	479	—	2,217	2,696

Net revenues	345,642	8,174	(1,625)	352,191	492,673	18,192	(2,217)	508,648

Total non-interest expenses	285,110	1,789	28,132	315,031	356,199	1,019	37,370	394,588

Pre-tax income	$60,532	$6,385	$(29,757)	$37,160	$136,474	$17,173	$(39,587)	$114,060

Pre-tax margin	17.5%			10.6%	27.7%			22.4%

(1)The following is a summary of the adjustments needed to reconcile our consolidated U.S. GAAP financial results to the adjusted, non-GAAP financial results:
Noncontrolling interests – The impacts of consolidating noncontrolling interests in our alternative asset management funds are not included in our adjusted financial results.
Other adjustments – The following items are not included in our adjusted financial results:

	Three Months Ended June 30,
(Amounts in thousands)	2022	2021
Interest expense on long-term financing	$1,625	$2,217

Compensation from acquisition-related agreements	23,130	26,417
Acquisition-related restructuring and integration costs	1,609	3,433
Amortization of intangible assets related to acquisitions	3,393	7,520
	28,132	37,370

Total other adjustments	$29,757	$39,587

Net revenues on a U.S. GAAP basis were $352.2 million for the three months ended June 30, 2022, compared with $508.6 million in the prior-year period. For the three months ended June 30, 2022, adjusted net revenues were $345.6 million, compared with $492.7 million in the second quarter of 2021. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise.

The following table provides supplemental business information:

	Three Months Ended
	June 30,
	2022	2021
Advisory services
Completed M&A and restructuring transactions	49	59
Completed capital advisory transactions	22	40

Corporate financings
Total equity transactions priced	11	48
Book run equity transactions priced	9	30
Total debt and preferred transactions priced	10	19
Book run debt and preferred transactions priced	5	11

Municipal negotiated issues
Aggregate par value of issues priced (in billions)	$4.4	$5.0
Total issues priced	160	280

Equity brokerage
Number of shares traded (in billions)	2.8	2.4

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

In the second quarter of 2022, investment banking revenues decreased 39.5 percent to $234.1 million, compared with $387.1 million in the prior-year period. For the three months ended June 30, 2022, advisory services revenues were $169.7 million, down 31.8 percent compared to $248.7 million in the second quarter of 2021, due to fewer completed transactions and lower average fees driven by delayed transaction closings. For the three months ended June 30, 2022, corporate financing revenues were $29.2 million, down 71.4 percent compared with $102.4 million for the three months ended June 30, 2021, as the overall market for equity capital raising continues to remain largely shut as the result of market volatility, declining valuations and a cautious investor outlook stemming from economic concerns and geopolitical risks. Activity for us during the second quarter of 2022 was principally in the financial services and healthcare sectors. Municipal financing revenues for the three months ended June 30, 2022 were $35.2 million, compared to $36.1 million in the prior-year period. Our revenues were essentially flat relative to an approximate 12 percent decline in the overall market based on the par value of municipal negotiated issuances driven by less refinancing activity. Our results in the second quarter of 2022 reflect solid performance within our governmental business, as well as our specialty sectors.

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

For the three months ended June 30, 2022, institutional brokerage revenues increased 9.5 percent to $104.9 million, compared with $95.8 million in the prior-year period. Equity brokerage revenues were $51.4 million in the second quarter of 2022, up 47.3 percent compared with $34.9 million in the corresponding period of 2021, due to the addition of Cornerstone Macro to our platform as well as elevated volatility driving increased client activity. For the three months ended June 30, 2022, fixed income services revenues were $53.6 million, down 12.1 percent compared to $61.0 million in the prior-year period due to lower client activity resulting from interest rate volatility and expectations for continued tightening of monetary policy.

Interest income represents amounts earned from holding long inventory positions. For the three months ended June 30, 2022, interest income increased to $4.5 million, compared with $1.7 million for the three months ended June 30, 2021. Average inventory balances are largely consistent with the prior-year period, however higher yields are driving the increase in interest income.

Investment income includes realized and unrealized gains and losses on investments, including amounts attributable to noncontrolling interests, in our merchant banking and healthcare funds, as well as management and performance fees generated from those funds. For the three months ended June 30, 2022, we recorded investment income of $10.9 million, compared with $26.7 million in the corresponding period of 2021. In the second quarter of 2022, we recorded lower gains on our investments and the noncontrolling interests in the merchant banking funds that we manage. Excluding the impact of noncontrolling interests, adjusted investment income was $2.8 million for the three months ended June 30, 2022, compared with $8.5 million for the three months ended June 30, 2021.

Interest expense represents amounts associated with financing, economically hedging and holding short inventory positions, including interest paid on our long-term financing arrangements, as well as commitment fees on our line of credit and revolving credit facility. For the three months ended June 30, 2022, interest expense decreased to $2.4 million, compared with $2.7 million in the prior-year period. The decrease was primarily due to lower interest paid on long-term financing as we repaid the $50 million of Class A unsecured senior notes upon maturity on October 15, 2021. Excluding the impact of interest expense on long-term financing, adjusted interest expense increased to $0.7 million for the three months ended June 30, 2022, compared with $0.5 million for the three months ended June 30, 2021.

Pre-tax margin for the three months ended June 30, 2022 decreased to 10.6 percent, compared to 22.4 percent for the corresponding period of 2021 driven by lower net revenues and a higher compensation ratio. Adjusted pre-tax margin for the three months ended June 30, 2022 decreased to 17.5 percent, compared with 27.7 percent for the corresponding period of 2021 due to lower adjusted net revenues and higher adjusted non-compensation expenses.

Financial Summary for the six months ended June 30, 2022 and June 30, 2021

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of
				Net Revenues for the
	Six Months Ended			Six Months Ended
	June 30,			June 30,
			2022
(Amounts in thousands)	2022	2021	v2021	2022	2021
Revenues:
Investment banking	$491,634	$683,221	(28.0)%	70.0%	72.9%
Institutional brokerage	209,504	205,318	2.0	29.8	21.9
Interest income	8,392	3,730	125.0	1.2	0.4
Investment income/(loss)	(2,138)	50,462	N/M	(0.3)	5.4
Total revenues	707,392	942,731	(25.0)	100.6	100.6

Interest expense	4,556	5,476	(16.8)	0.6	0.6

Net revenues	702,836	937,255	(25.0)	100.0	100.0

Non-interest expenses:
Compensation and benefits	487,816	605,580	(19.4)	69.4	64.6
Outside services	25,605	18,268	40.2	3.6	1.9
Occupancy and equipment	30,098	27,742	8.5	4.3	3.0
Communications	25,640	21,834	17.4	3.6	2.3
Marketing and business development	20,870	7,181	190.6	3.0	0.8
Deal-related expenses	13,852	21,141	(34.5)	2.0	2.3
Trade execution and clearance	9,926	8,387	18.3	1.4	0.9
Restructuring and integration costs	2,856	3,568	(20.0)	0.4	0.4
Intangible asset amortization	6,314	15,040	(58.0)	0.9	1.6
Other operating expenses	7,062	11,587	(39.1)	1.0	1.2
Total non-interest expenses	630,039	740,328	(14.9)	89.6	79.0

Income before income tax expense	72,797	196,927	(63.0)	10.4	21.0

Income tax expense	20,364	44,340	(54.1)	2.9	4.7

Net income	52,433	152,587	(65.6)	7.5	16.3

Net income/(loss) applicable to noncontrolling interests	(5,608)	33,307	N/M	(0.8)	3.6

Net income applicable to Piper Sandler Companies	$58,041	$119,280	(51.3)%	8.3%	12.7%
N/M – Not meaningful

Except as discussed below, the description of non-interest expenses and net revenues as well as the underlying reasons for variances to prior year are substantially the same as the comparative quarterly discussion.

For the six months ended June 30, 2022, we recorded net income applicable to Piper Sandler Companies of $58.0 million. Net revenues for the six months ended June 30, 2022 decreased 25.0 percent to $702.8 million, compared with $937.3 million in the year-ago period. In the first half of 2022, investment banking revenues decreased 28.0 percent to $491.6 million, compared with $683.2 million in the prior-year period, primarily driven by lower corporate financing as well as lower advisory services revenues. For the six months ended June 30, 2022, institutional brokerage revenues increased to $209.5 million, compared with $205.3 million in the first half of 2021. In the first six months of 2022, net interest income was $3.8 million, compared to net interest expense of $1.7 million in the prior year period. For the six months ended June 30, 2022, we recorded an investment loss of $2.1 million, compared to investment income of $50.5 million in the prior-year period. In the first six months of 2022, we recorded unrealized losses on our investments and the noncontrolling interests in the merchant banking funds that we manage. Non-interest expenses were $630.0 million for the six months ended June 30, 2022, down 14.9 percent compared to $740.3 million in the year-ago period, primarily due to decreased compensation expenses resulting from lower revenues.
Consolidated Non-Interest Expenses
Income Taxes – For the six months ended June 30, 2022, our provision for income taxes was $20.4 million, which included a $4.6 million tax benefit related to stock-based compensation awards vesting at values greater than the grant price. Excluding the impact of this benefit and noncontrolling interests, our effective tax rate was 31.9 percent. The higher effective tax rate was driven by the impact of non-deductible expenses.

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

Financial Performance

The following table sets forth the adjusted, non-GAAP financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP financial results for the periods presented:

	Six Months Ended June 30,
	2022				2021
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Amounts in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Advisory services	$380,559	$—	$—	$380,559	$401,517	$—	$—	$401,517
Corporate financing	48,423	—	—	48,423	218,537	—	—	218,537
Municipal financing	62,652	—	—	62,652	63,167	—	—	63,167
Total investment banking	491,634	—	—	491,634	683,221	—	—	683,221

Institutional brokerage
Equity brokerage	101,180	—	—	101,180	78,107	—	—	78,107
Fixed income services	108,324	—	—	108,324	127,211	—	—	127,211
Total institutional brokerage	209,504	—	—	209,504	205,318	—	—	205,318

Interest income	8,392	—	—	8,392	3,730	—	—	3,730
Investment income/(loss)	(789)	(1,349)	—	(2,138)	15,127	35,335	—	50,462

Total revenues	708,741	(1,349)	—	707,392	907,396	35,335	—	942,731

Interest expense	1,306	—	3,250	4,556	972	—	4,504	5,476

Net revenues	707,435	(1,349)	(3,250)	702,836	906,424	35,335	(4,504)	937,255

Total non-interest expenses	571,702	4,259	54,078	630,039	667,215	2,028	71,085	740,328

Pre-tax income	$135,733	$(5,608)	$(57,328)	$72,797	$239,209	$33,307	$(75,589)	$196,927

Pre-tax margin	19.2%			10.4%	26.4%			21.0%
(1)     The following is a summary of the adjustments needed to reconcile our consolidated U.S. GAAP financial results to the adjusted, non-GAAP financial results:
Noncontrolling interests – The impacts of consolidating noncontrolling interests in our alternative asset management funds are not included in our adjusted financial results.
Other adjustments – The following items are not included in our adjusted financial results:

	Six Months Ended June 30,
(Amounts in thousands)	2022	2021
Interest expense on long-term financing	$3,250	$4,504

Compensation from acquisition-related agreements	44,908	52,477
Acquisition-related restructuring and integration costs	2,856	3,568
Amortization of intangible assets related to acquisitions	6,314	15,040
	54,078	71,085

Total other adjustments	$57,328	$75,589

Net revenues on a U.S. GAAP basis were $702.8 million for the six months ended June 30, 2022, compared with $937.3 million in the prior-year period. In the first half of 2022, adjusted net revenues were $707.4 million, compared with $906.4 million in the first half of 2021. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise.

The following table provides supplemental business information:

	Six Months Ended
	June 30,
	2022	2021
Advisory services
Completed M&A and restructuring transactions	103	108
Completed capital advisory transactions	49	69

Corporate financings
Total equity transactions priced	15	119
Book run equity transactions priced	11	79
Total debt and preferred transactions priced	21	25
Book run debt and preferred transactions priced	12	12

Municipal negotiated issues
Aggregate par value of issues priced (in billions)	$7.5	$8.1
Total issues priced	314	493

Equity brokerage
Number of shares traded (in billions)	5.6	5.4

In the first half of 2022, investment banking revenues were $491.6 million, down 28.0 percent compared to $683.2 million in the corresponding period of the prior year. For the six months ended June 30, 2022, advisory services revenues were $380.6 million, down 5.2 percent compared with $401.5 million in the first half of 2021, due to fewer completed transactions. For the six months ended June 30, 2022, corporate financing revenues were $48.4 million, down 77.8 percent compared to $218.5 million in the prior-year period, as the market for equity capital raising remains largely shut down. Activity for us during the first half of 2022 was primarily in the financial services sector. Municipal financing revenues for the six months ended June 30, 2022 were $62.7 million, compared to $63.2 million in the year-ago period. Our increase in average issuance size from 2021 drove revenues despite the decline in issuance activity resulting from higher nominal interest rates and increased interest rate volatility. In the first half of 2022, our results were driven by solid issuance activity in our governmental business and specialty sectors.

For the six months ended June 30, 2022, institutional brokerage revenues increased to $209.5 million, compared with $205.3 million in the prior-year period. Equity brokerage revenues increased 29.5 percent to $101.2 million in the first half of 2022, compared with $78.1 million in the corresponding period of 2021, due to the addition of Cornerstone Macro to our platform. For the six months ended June 30, 2022, fixed income services revenues were $108.3 million, down 14.8 percent compared to $127.2 million in the prior-year period, as a result of lower client activity driven by interest rate volatility and expectations for inflation, tightening of monetary policy and the economic outlook.

Interest income for the six months ended June 30, 2022 increased to $8.4 million, compared with $3.7 million in the prior-year period, reflecting higher interest rates on long inventory balances.

For the six months ended June 30, 2022, we recorded an investment loss of $2.1 million, compared to investment income of $50.5 million in the year-ago period. In the first six months of 2022, we recorded unrealized losses on our investments and the noncontrolling interests in the merchant banking funds that we manage that reflect lower equity market valuations. Excluding the impact of noncontrolling interests, adjusted investment loss was $0.8 million for the six months ended June 30, 2022, compared with adjusted investment income of $15.1 million for the six months ended June 30, 2021.

Interest expense for the six months ended June 30, 2022 was $4.6 million, compared with $5.5 million in the prior-year period. The decrease was primarily due to lower interest paid on long-term financings as we repaid the $50 million of Class A unsecured senior notes upon maturity on October 15, 2021. Excluding the impact of interest expense on long-term financing, adjusted interest expense was $1.3 million and $1.0 million for the six months ended June 30, 2022 and 2021, respectively.

Pre-tax margin for the six months ended June 30, 2022 was 10.4 percent, compared to 21.0 percent for the six months ended June 30, 2021. Adjusted pre-tax margin for the six months ended June 30, 2022 decreased to 19.2 percent, compared with 26.4 percent for the corresponding period of 2021. In the first six months of 2022, the decrease in pre-tax margin on both a U.S. GAAP and adjusted basis was driven by lower revenue levels and a higher compensation ratio. Additionally, adjusted pre-tax margin decreased due to higher adjusted non-compensation expenses.

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

Our acquisition of DBO Partners, which is expected to close in the fourth quarter of 2022, will be funded through cash flows from operations.

Our dividend policy is intended to return between 30 percent and 50 percent of our fiscal year adjusted net income to shareholders. Our board of directors determines the declaration and payment of dividends and is free to change our dividend policy at any time. Our board of directors declared the following dividends on shares of our common stock:

Declaration Date		Dividend Per Share	Record Date	Payment Date
Related to 2020:
February 4, 2021	(1)	$1.85	March 3, 2021	March 12, 2021
Related to 2021:
February 4, 2021		$0.40	March 3, 2021	March 12, 2021
April 30, 2021		$0.45	May 28, 2021	June 11, 2021
July 30, 2021		$0.55	August 27, 2021	September 10, 2021
October 29, 2021	(1)	$3.00	November 23, 2021	December 10, 2021
October 29, 2021		$0.55	November 23, 2021	December 10, 2021
February 10, 2022	(1)	$4.50	March 2, 2022	March 11, 2022
Related to 2022:
February 10, 2022		$0.60	March 2, 2022	March 11, 2022
April 29, 2022		$0.60	May 27, 2022	June 10, 2022
July 29, 2022		$0.60	August 26, 2022	September 9, 2022
(1)Represents a special cash dividend.

We repurchase our common stock as part of our capital management strategy in order to offset the dilutive effect of our employee stock-based compensation awards over time and return capital to shareholders.

We had two share repurchase authorizations in place as of June 30, 2022. Effective May 6, 2022, our board of directors authorized the repurchase of up to $150.0 million in common shares through December 31, 2024. At June 30, 2022, we had $150.0 million remaining under this authorization. Effective January 1, 2022, our board of directors authorized the repurchase of up to $150.0 million in common shares through December 31, 2023. During the six months ended June 30, 2022, we repurchased 1,068,387 shares of our common stock at an average price of $133.79 per share for an aggregate purchase price of $142.9 million related to this authorization. At June 30, 2022, we had $7.1 million remaining under this authorization, for a combined $157.1 million remaining under both current authorizations.

We also purchase shares of common stock from restricted stock award recipients upon the award vesting or as recipients sell shares to meet their employment tax obligations. During the first half of 2022, we purchased 139,073 shares or $21.3 million of our common stock for these purposes.

Leverage

The following table presents total assets, adjusted assets, total shareholders' equity and tangible common shareholders' equity with the resulting leverage ratios:

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Total assets	$1,950,972	$2,565,307
Deduct: Goodwill and intangible assets	(378,316)	(347,286)
Deduct: Right-of-use lease asset	(98,584)	(71,341)
Deduct: Assets from noncontrolling interests	(184,797)	(168,675)
Adjusted assets	$1,289,275	$1,978,005

Total shareholders' equity	$1,177,635	$1,226,855
Deduct: Goodwill and intangible assets	(378,316)	(347,286)
Deduct: Noncontrolling interests	(180,996)	(164,645)
Tangible common shareholders' equity	$618,323	$714,924

Leverage ratio (1)	1.7	2.1

Adjusted leverage ratio (2)	2.1	2.8
(1)Leverage ratio equals total assets divided by total shareholders' equity.
(2)Adjusted leverage ratio equals adjusted assets divided by tangible common shareholders' equity.

Adjusted assets and tangible common shareholders' equity are non-GAAP financial measures. Goodwill and intangible assets are subtracted from total assets and total shareholders' equity in determining adjusted assets and tangible common shareholders' equity, respectively, as we believe that goodwill and intangible assets do not constitute operating assets that can be deployed in a liquid manner. The right-of-use lease asset is also subtracted from total assets in determining adjusted assets as it is not an operating asset that can be deployed in a liquid manner. Amounts attributed to noncontrolling interests are subtracted from total assets and total shareholders' equity in determining adjusted assets and tangible common shareholders' equity, respectively, as they represent assets and equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Sandler Companies. We view the resulting measure of adjusted leverage, also a non-GAAP financial measure, as a more relevant measure of financial risk when comparing financial services companies. Our adjusted leverage ratio decreased from December 31, 2021, due to a decline in cash and cash equivalents driven by annual incentive compensation payments in the first quarter of 2022 and repurchases of our common stock during the first six months of 2022.

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

Pershing Clearing Arrangement – We have established an arrangement to obtain financing from Pershing related to the majority of our trading activities. Under our fully disclosed clearing agreement, all of our securities inventories with the exception of convertible securities, and all of our customer activities are held by or cleared through Pershing. Financing under this arrangement is secured primarily by securities, and collateral limitations could reduce the amount of funding available under this arrangement. Our clearing arrangement activities are recorded net from trading activity and reported within receivables from or payables to brokers, dealers and clearing organizations. The funding is at the discretion of Pershing (i.e., uncommitted) and could be denied without a notice period. Our fully disclosed clearing agreement includes a covenant requiring Piper Sandler & Co., our U.S. broker dealer subsidiary, to maintain excess net capital of $120 million. At June 30, 2022, we had less than $0.1 million of financing outstanding under this arrangement.

Clearing Arrangement with Bank Financing – In the second quarter of 2021, we established a financing arrangement with a U.S. branch of Canadian Imperial Bank of Commerce ("CIBC") related to our convertible securities inventories. Under this arrangement, our convertible securities inventories are cleared through a broker dealer affiliate of CIBC, and held and financed by CIBC. Our convertible securities inventories are generally economically hedged by the underlying common stock or the stock options of the underlying common stock. Financing under this arrangement is secured primarily by convertible securities and collateral limitations could reduce the amount of funding available. The funding is at the discretion of CIBC and could be denied subject to a notice period. This arrangement is reported within receivables from or payables to brokers, dealers, and clearing organizations, net of trading activity. At June 30, 2022, we had $70.0 million of financing outstanding under this arrangement.

Prime Broker Arrangement – We previously had an overnight financing arrangement with a broker dealer related to our convertible securities inventories. In the second quarter of 2021, we replaced this arrangement with the clearing arrangement with bank financing.

Committed Line – Our committed line is a one-year $100 million revolving secured credit facility. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, and the unpaid principal amount of all advances under the facility will be due on December 9, 2022. This credit facility has been in place since 2008 and we renewed the facility for another one-year term in the fourth quarter of 2021. At June 30, 2022, we had no advances against this line of credit.

Revolving Credit Facility – Our parent company, Piper Sandler Companies, has an unsecured $65 million revolving credit facility with U.S. Bank N.A. The credit agreement will terminate on December 20, 2022, unless otherwise terminated, and is subject to a one-year extension exercisable at our option. At June 30, 2022, there were no advances against this credit facility.

This credit facility includes customary events of default and covenants that, among other things, requires Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, limits our leverage ratio, requires maintenance of a minimum ratio of operating cash flow to fixed charges, and imposes certain limitations on our ability to make acquisitions and make payments on our capital stock. At June 30, 2022, we were in compliance with all covenants.

The following table presents the average balances outstanding for our various funding sources by quarter for 2022 and 2021:

	Average Balance for the Three Months Ended
(Amounts in millions)	June 30, 2022	Mar. 31, 2022
Funding source:
Pershing clearing arrangement	$19.7	$3.8
Clearing arrangement with bank financing	83.3	110.3
Prime broker arrangement	—	—
Total	$103.0	$114.1

	Average Balance for the Three Months Ended
(Amounts in millions)	Dec. 31, 2021	Sept. 30, 2021	June 30, 2021	Mar. 31, 2021
Funding source:
Pershing clearing arrangement	$4.1	$12.1	$5.2	$6.9
Clearing arrangement with bank financing	92.7	84.2	49.9	—
Prime broker arrangement	—	—	8.0	57.2
Total	$96.8	$96.3	$63.1	$64.1

The average funding in the second quarter of 2022 increased to $103.0 million, compared with $63.1 million during the second quarter of 2021, primarily driven by our clearing arrangement with bank financing. The average funding decreased compared with $114.1 million during the first quarter of 2022, primarily due to lower average balances of convertible securities inventories.

The following table presents the maximum daily funding amount by quarter for 2022 and 2021:

(Amounts in millions)	2022	2021
First Quarter	$366.3	$141.5
Second Quarter	$409.5	$306.2
Third Quarter		$228.1
Fourth Quarter		$170.3

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

The Class B Notes include customary events of default and covenants that, among other things, require Piper Sandler & Co. to maintain a minimum regulatory net capital, limit our leverage ratio and require maintenance of a minimum ratio of operating cash flow to fixed charges. At June 30, 2022, we were in compliance with all covenants.

Capital Requirements

As a registered broker dealer and member firm of the Financial Industry Regulatory Authority, Inc. ("FINRA"), Piper Sandler & Co. is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule which requires that we maintain minimum net capital of $1.0 million. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain approvals, notifications and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. At June 30, 2022, our net capital under the SEC's uniform net capital rule was $243.1 million, and exceeded the minimum net capital required under the SEC rule by $242.1 million.

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

At June 30, 2022, Piper Sandler Ltd., our broker dealer subsidiary registered in the U.K., was subject to, and was in compliance with, the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority pursuant to the Financial Services Act of 2012.

Piper Sandler Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At June 30, 2022, Piper Sandler Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Off-Balance Sheet Arrangements

In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes the notional contract value of our off-balance sheet arrangements for the periods presented:

	Expiration Per Period at December 31,						Total Contractual Amount
				2025	2027		June 30,	December 31,
(Amounts in thousands)	2022	2023	2024	- 2026	- 2028	Later	2022	2021
Customer matched-book derivative contracts (1) (2)	$8,430	$1,080	$17,930	$11,210	$55,576	$1,482,346	$1,576,572	$1,630,056
Trading securities derivative contracts (2)	124,200	77,750	—	—	—	9,375	211,325	65,925
Investment commitments (3)	—	—	—	—	—	—	73,839	80,562
(1)Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with one major financial institution, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $156.3 million at June 30, 2022) who are not required to post collateral. The uncollateralized amounts, representing the fair value of the derivative contracts, expose us to the credit risk of these counterparties. At June 30, 2022, we had $14.0 million of credit exposure with these counterparties, including $9.1 million of credit exposure with one counterparty.
(2)We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At June 30, 2022 and December 31, 2021, the net fair value of these derivative contracts approximated $14.4 million and $19.8 million, respectively.
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

Investment Commitments

We have investments, including those made as part of our alternative asset management activities, in various limited partnerships or limited liability companies that make direct or indirect equity or debt investments in companies. We commit capital and/or act as the managing partner of these entities. We have committed capital of $73.8 million to certain entities and these commitments generally have no specified call dates.

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

We estimate that a parallel 50 basis point adverse change in the market would result in a decrease of approximately $0.3 million in the carrying value of our fixed income securities inventory as of June 30, 2022, including the effect of the hedging transactions.

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

A key tenet of our risk management procedures related to credit risk is the daily monitoring of the credit quality of our long fixed income securities inventory. These rating trends and the credit quality mix are regularly reviewed with the executive financial risk committee. The following table summarizes the credit rating for our long corporate fixed income, municipal (taxable and tax-exempt), and U.S. government and agency securities as a percentage of the total of these asset classes as of June 30, 2022:

	AAA	AA	A	BBB	BB	Not Rated
Corporate fixed income securities	—%	1.1%	0.6%	0.4%	—%	—%
Municipal securities - taxable and tax-exempt	10.9%	57.7%	13.3%	1.2%	—%	3.6%
U.S. government and agency securities	—%	11.0%	0.1%	—%	—%	0.1%
	10.9%	69.8%	14.0%	1.6%	—%	3.7%

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

We have concentrated counterparty credit exposure with four non-publicly rated entities totaling $14.0 million at June 30, 2022. This counterparty credit exposure is part of our matched-book derivative program related to our public finance business, consisting primarily of interest rate swaps. One derivative counterparty represented 65.0 percent, or $9.1 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

Effects of Inflation

Because our assets are liquid and generally short-term in nature, they are not significantly affected by inflation. However, the rate of inflation affects our expenses, such as employee compensation, office space leasing costs, communications charges and travel costs, which may not be readily recoverable in the price of services we offer to our clients. To the extent inflation results in rising interest rates and has adverse effects upon the securities markets, it may adversely affect our financial position and results of operations.

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

During the second quarter of our fiscal year ending December 31, 2022, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below sets forth the information with respect to purchases made by or on behalf of Piper Sandler Companies or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the quarter ended June 30, 2022.

				Total Number of Shares	Approximate Dollar
				Purchased as Part of	Value of Shares Yet to be
	Total Number of		Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased		Paid per Share	Plans or Programs	Plans or Programs (1)
Month #1
(April 1, 2022 to April 30, 2022)	—		$—	—	$57	million
Month #2
(May 1, 2022 to May 31, 2022)	284,834	(2)	$124.02	282,201	$172	million
Month #3
(June 1, 2022 to June 30, 2022)	133,157		$112.63	133,157	$157	million
Total	417,991		$120.39	415,358	$157	million

(1)
We had two share repurchase authorizations in place as of June 30, 2022. Effective January 1, 2022, our board of directors authorized the repurchase of up to $150.0 million of common stock through December 31, 2023 (the "January 2022 Authorization"). Effective May 6, 2022, our board of directors authorized the repurchase of up to $150.0 million of common stock through December 31, 2024 (the "May 2022 Authorization"). All shares of common stock repurchased under such authorizations during the quarter ended June 30, 2022 were made under the January 2022 Authorization.

(2)
Consists of 282,201 shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent at an average price of $124.01 per share, and 2,633 shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price of $125.58 per share.

ITEM 6.    EXHIBITS.

Exhibit Index
Exhibit		Method
Number	Description	of Filing

3.1	Amended and Restated Certificate of Incorporation.	(1)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	(2)
3.3	Amended and Restated Bylaws (as of January 3, 2020).	(3)
10.1	Termination Letter, dated April 18, 2022, by and between Piper Sandler Companies and Brian R. Sterling. †	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer.	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith
32.1	Section 1350 Certifications.	Furnished herewith
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.
Filed herewith
104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL.	Filed herewith
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

PIPER SANDLER COMPANIES

Date:	August 2, 2022	By	/s/ Chad R. Abraham
		Name	Chad R. Abraham
		Its	Chairman and Chief Executive Officer

Date:	August 2, 2022	By	/s/ Timothy L. Carter
		Name	Timothy L. Carter
		Its	Chief Financial Officer