Form 10-Q
period 2022-09-30
PIPER SANDLER COMPANIES
filed 2022-11-01
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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
Yes  ☐ No  ☑

As of October 26, 2022, the registrant had 17,832,955 shares of Common Stock outstanding.

Piper Sandler Companies

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

Piper Sandler Companies
Consolidated Statements of Financial Condition

	September 30,	December 31,
	2022	2021
(Amounts in thousands, except share data)	(Unaudited)
Assets
Cash and cash equivalents	$274,489	$970,965
Receivables from brokers, dealers and clearing organizations	234,743	254,130

Financial instruments and other inventory positions owned	330,848	230,423
Financial instruments and other inventory positions owned and pledged as collateral	109,714	118,551
Total financial instruments and other inventory positions owned	440,562	348,974

Fixed assets (net of accumulated depreciation and amortization of $84,999 and $76,823, respectively)	64,539	51,761
Goodwill	243,971	227,508
Intangible assets (net of accumulated amortization of $125,755 and $115,672, respectively)	130,626	119,778
Investments (including noncontrolling interests of $192,418 and $164,565, respectively)	276,075	252,045
Net deferred income tax assets	166,823	158,200
Right-of-use lease asset	89,092	71,341
Other assets	120,915	110,605
Total assets	$2,041,835	$2,565,307

Liabilities and Shareholders' Equity
Long-term financing	$125,000	$125,000
Payables to brokers, dealers and clearing organizations	26,924	13,247
Financial instruments and other inventory positions sold, but not yet purchased	97,726	128,690
Accrued compensation	422,759	900,079
Accrued lease liability	110,589	89,625
Other liabilities and accrued expenses	66,068	81,811
Total liabilities	849,066	1,338,452

Shareholders' equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at September 30, 2022 and December 31, 2021;
Shares issued: 19,543,362 at September 30, 2022 and 19,541,037 at December 31, 2021;
Shares outstanding: 13,659,396 at September 30, 2022 and 14,129,519 at December 31, 2021	195	195
Additional paid-in capital	1,022,300	925,387
Retained earnings	423,724	450,165
Less common stock held in treasury, at cost: 5,883,966 shares at September 30, 2022 and 5,411,518 shares at December 31, 2021	(441,889)	(312,573)
Accumulated other comprehensive loss	(3,844)	(964)
Total common shareholders' equity	1,000,486	1,062,210

Noncontrolling interests	192,283	164,645
Total shareholders' equity	1,192,769	1,226,855

Total liabilities and shareholders' equity	$2,041,835	$2,565,307
See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2022	2021	2022	2021
Revenues:
Investment banking	$241,427	$335,603	$733,061	$1,018,824
Institutional brokerage	89,711	90,099	299,215	295,417
Interest income	5,454	1,485	13,846	5,215
Investment income/(loss)	(2,190)	21,046	(4,328)	71,508

Total revenues	334,402	448,233	1,041,794	1,390,964

Interest expense	2,649	2,668	7,205	8,144

Net revenues	331,753	445,565	1,034,589	1,382,820

Non-interest expenses:
Compensation and benefits	232,966	301,859	720,782	907,439
Outside services	13,399	10,736	39,004	29,004
Occupancy and equipment	16,759	14,483	46,857	42,225
Communications	12,464	10,623	38,104	32,457
Marketing and business development	11,704	5,552	32,574	12,733
Deal-related expenses	8,017	10,975	21,869	32,116
Trade execution and clearance	5,155	3,637	15,081	12,024
Restructuring and integration costs	6,467	314	9,323	3,882
Intangible asset amortization	3,769	7,520	10,083	22,560
Other operating expenses	2,151	4,156	9,213	15,743

Total non-interest expenses	312,851	369,855	942,890	1,110,183

Income before income tax expense	18,902	75,710	91,699	272,637

Income tax expense	8,169	23,512	28,533	67,852

Net income	10,733	52,198	63,166	204,785

Net income/(loss) applicable to noncontrolling interests	(3,799)	6,477	(9,407)	39,784

Net income applicable to Piper Sandler Companies	$14,532	$45,721	$72,573	$165,001

Earnings per common share
Basic	$1.05	$3.22	$5.15	$11.53
Diluted	$0.87	$2.68	$4.27	$9.81

Dividends declared per common share	$0.60	$0.55	$6.30	$3.25

Weighted average number of common shares outstanding
Basic	13,775	14,213	14,089	14,314
Diluted	16,733	17,047	16,980	16,821

See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2022	2021	2022	2021
Net income	$10,733	$52,198	$63,166	$204,785

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(884)	(556)	(2,880)	(53)

Comprehensive income	9,849	51,642	60,286	204,732

Comprehensive income/(loss) applicable to noncontrolling interests	(3,799)	6,477	(9,407)	39,784

Comprehensive income applicable to Piper Sandler Companies	$13,648	$45,165	$69,693	$164,948

See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

						Accumulated	Total
	Common		Additional			Other	Common		Total
(Amounts in thousands,	Shares	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
except share amounts)	Outstanding	Stock	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Balance at December 31, 2021	14,129,519	$195	$925,387	$450,165	$(312,573)	$(964)	$1,062,210	$164,645	$1,226,855
Net income/(loss)	—	—	—	36,651	—	—	36,651	(11,993)	24,658
Dividends	—	—	—	(81,390)	—	—	(81,390)	—	(81,390)
Amortization/issuance of restricted stock (1)	—	—	114,048	—	—	—	114,048	—	114,048
Repurchase of common stock through share repurchase program	(653,029)	—	—	—	(92,945)	—	(92,945)	—	(92,945)
Issuance of treasury shares for restricted stock vestings	854,668	—	(50,934)	—	50,934	—	—	—	—
Repurchase of common stock from employees	(136,440)	—	—	—	(20,927)	—	(20,927)	—	(20,927)
Shares reserved/issued for director compensation	2,038	—	253	—	—	—	253	—	253
Other comprehensive loss	—	—	—	—	—	(686)	(686)	—	(686)
Fund capital distributions, net	—	—	—	—	—	—	—	(13,503)	(13,503)
Balance at March 31, 2022	14,196,756	$195	$988,754	$405,426	$(375,511)	$(1,650)	$1,017,214	$139,149	$1,156,363
Net income	—	—	—	21,390	—	—	21,390	6,385	27,775
Dividends	—	—	—	(8,410)	—	—	(8,410)	—	(8,410)
Amortization/issuance of restricted stock (1)	—	—	17,612	—	—	—	17,612	—	17,612
Repurchase of common stock through share repurchase program	(415,358)	—	—	—	(49,991)	—	(49,991)	—	(49,991)
Issuance of treasury shares for restricted stock vestings	10,207	—	(738)	—	738	—	—	—	—
Repurchase of common stock from employees	(2,633)	—	—	—	(331)	—	(331)	—	(331)
Shares reserved/issued for director compensation	3,696	—	465	—	—	—	465	—	465
Other comprehensive loss	—	—	—	—	—	(1,310)	(1,310)	—	(1,310)
Fund capital contributions, net	—	—	—	—	—	—	—	35,462	35,462
Balance at June 30, 2022	13,792,668	$195	$1,006,093	$418,406	$(425,095)	$(2,960)	$996,639	$180,996	$1,177,635
Net income/(loss)	—	—	—	14,532	—	—	14,532	(3,799)	10,733
Dividends	—	—	—	(9,214)	—	—	(9,214)	—	(9,214)
Amortization/issuance of restricted stock (1)	—	—	20,936	—	—	—	20,936	—	20,936
Repurchase of common stock through share repurchase program	(176,626)	—	—	—	(18,853)	—	(18,853)	—	(18,853)
Issuance of treasury shares for restricted stock vestings	64,895	—	(4,814)	—	4,814	—	—	—	—
Repurchase of common stock from employees	(22,291)	—	—	—	(2,755)	—	(2,755)	—	(2,755)
Shares reserved/issued for director compensation	750	—	85	—	—	—	85	—	85
Other comprehensive loss	—	—	—	—	—	(884)	(884)	—	(884)
Fund capital contributions, net	—	—	—	—	—	—	—	15,086	15,086
Balance at September 30, 2022	13,659,396	$195	$1,022,300	$423,724	$(441,889)	$(3,844)	$1,000,486	$192,283	$1,192,769
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

See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(Amounts in thousands)	2022	2021
Operating Activities:
Net income	$63,166	$204,785
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization of fixed assets	11,398	9,218
Deferred income taxes	(8,623)	(29,471)
Stock-based compensation	92,654	119,204
Amortization of intangible assets	10,083	22,560
Amortization of forgivable loans	6,717	6,787
Decrease/(increase) in operating assets:
Receivables from brokers, dealers and clearing organizations	22,328	(4,243)
Net financial instruments and other inventory positions owned	(122,552)	(68,744)
Investments	(24,030)	(52,034)
Other assets	(24,697)	(21,615)
Increase/(decrease) in operating liabilities:
Payables to brokers, dealers and clearing organizations	13,677	(10,001)
Accrued compensation	(420,730)	73,652
Other liabilities and accrued expenses	(5,069)	(30,459)

Net cash provided by/(used in) operating activities	(385,678)	219,639

Investing Activities:
Business acquisitions, net of cash acquired	(33,044)	—
Purchases of fixed assets, net	(24,547)	(16,016)

Net cash used in investing activities	(57,591)	(16,016)

Financing Activities:
Repayment of long-term financing	—	(20,000)
Payment of cash dividend	(99,014)	(49,105)
Increase/(decrease) in noncontrolling interests	37,045	(2,550)
Repurchase of common stock	(185,802)	(68,368)

Net cash used in financing activities	(247,771)	(140,023)

Currency adjustment:
Effect of exchange rate changes on cash	(5,436)	(467)

Net increase/(decrease) in cash and cash equivalents	(696,476)	63,133

Cash and cash equivalents at beginning of period	970,965	507,935

Cash and cash equivalents at end of period	$274,489	$571,068

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,211	$8,071
Income taxes	$60,287	$124,073
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
Notes to the Consolidated Financial Statements
(Unaudited)

Future Adoption of New Applicable Accounting Standards

Equity Securities Subject to Contractual Sale Restrictions

In June 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2022-03, "Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions" ("ASU 2022-03"). This guidance clarifies that a contractual sale restriction should not impact the fair value of the security and a discount to reflect such restriction is no longer permitted to be applied. ASU 2022-03 also includes new disclosure requirements and is effective for annual and interim periods beginning after December 15, 2023, with early adoption permitted. As of September 30, 2022, the Company does not hold equity securities subject to contractual sale restrictions.

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

The purchase price of $34.1 million consisted of cash consideration of $32.5 million and contingent consideration of $1.6 million, as detailed in the net assets acquired table below. As part of the acquisition, the Company granted 64,077 restricted shares valued at $9.7 million on the acquisition date. The restricted shares are subject to graded vesting on the fourth and the fifth anniversaries of the acquisition date, so long as the applicable employee remains continuously employed by the Company for the respective vesting period. As these shares contain service conditions, the value of the shares is not part of the purchase price. Compensation expense will be amortized on a straight-line basis over the requisite service period of five years.

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

Additional cash of up to $27.8 million may be earned (the "Cornerstone Earnout") if a net revenue target is achieved during the performance period from July 1, 2022 to December 31, 2023. Of the total amount, up to $6.0 million may be earned by Cornerstone Macro's equity owners with no service requirements. If earned, this amount will be paid by March 31, 2024. The Company recorded a $1.6 million liability as of the acquisition date for the fair value of the contingent consideration, which is included in the purchase price. The remaining amount may be earned by the equity owners, whom are now employees of the Company, and certain employees in exchange for service requirements. As this amount compensates employees for future services, the value is not part of the purchase price. Amounts estimated to be payable, if any, will be recorded as compensation expense on the consolidated statements of operations over the requisite service period. If earned, these amounts will be paid by June 30, 2025 and June 30, 2026.

The Company recorded $9.6 million of goodwill on the consolidated statements of financial condition, all of which is expected to be deductible for income tax purposes. In management's opinion, the goodwill represents the reputation and operating expertise of Cornerstone Macro. Identifiable intangible assets purchased by the Company consisted of customer relationships with an acquisition-date fair value of $19.0 million.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Transaction costs of $0.3 million and $1.0 million were incurred for the three and nine months ended September 30, 2022, respectively, and are included in restructuring and integration costs on the consolidated statements of operations.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition, including measurement period adjustments:

(Amounts in thousands)
Assets
Cash and cash equivalents	$6,885
Receivables from brokers, dealers and clearing organizations	2,941
Fixed assets	286
Goodwill	9,574
Intangible assets	19,000
Right-of-use lease asset	7,026
Other assets	4,451
Total assets acquired	50,163

Liabilities
Accrued compensation	4,672
Accrued lease liability	7,026
Other liabilities and accrued expenses	4,401
Total liabilities assumed	16,099

Net assets acquired	$34,064

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

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(Amounts in thousands)	2021	2022	2021
Net revenues	$457,670	$1,037,475	$1,423,574
Net income applicable to Piper Sandler Companies	45,181	71,893	164,886

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

Note 4 Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased

	September 30,	December 31,
(Amounts in thousands)	2022	2021
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$2,872	$2,831
Convertible securities	146,030	148,057
Fixed income securities	11,055	8,687
Municipal securities:
Taxable securities	27,042	12,377
Tax-exempt securities	146,530	97,891
Short-term securities	32,480	29,357
Mortgage-backed securities	—	1,277
U.S. government agency securities	57,934	24,361
U.S. government securities	3,384	138
Derivative contracts	13,235	23,998
Total financial instruments and other inventory positions owned	$440,562	$348,974

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$58,444	$77,744
Fixed income securities	5,146	4,950
U.S. government securities	32,412	41,780
Derivative contracts	1,724	4,216
Total financial instruments and other inventory positions sold, but not yet purchased	$97,726	$128,690

At September 30, 2022 and December 31, 2021, financial instruments and other inventory positions owned in the amount of $109.7 million and $118.6 million, respectively, had been pledged as collateral for short-term financing arrangements.

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

	September 30, 2022			December 31, 2021
(Amounts in thousands)	Derivative	Derivative	Notional	Derivative	Derivative	Notional
Derivative Category	Assets (1)	Liabilities (2)	Amount	Assets (1)	Liabilities (2)	Amount
Interest rate
Customer matched-book	$56,771	$51,009	$1,447,591	$157,064	$149,353	$1,630,056
Trading securities	16,015	955	194,050	—	1,560	65,925
	$72,786	$51,964	$1,641,641	$157,064	$150,913	$1,695,981
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

		Three Months Ended		Nine Months Ended
(Amounts in thousands)		September 30,		September 30,
Derivative Category	Operations Category	2022	2021	2022	2021
Interest rate derivative contract	Investment banking	$(261)	$(175)	$(1,121)	$(1,326)
Interest rate derivative contract	Institutional brokerage	4,112	596	15,795	3,691
Equity option derivative contracts	Institutional brokerage	—	(123)	—	—
		$3,851	$298	$14,674	$2,365

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Credit risk associated with the Company's derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company's derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company's financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The majority of the Company's derivative contracts are substantially collateralized by its counterparties, who are major financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of a derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of September 30, 2022, the Company had $10.0 million of uncollateralized credit exposure with these counterparties (notional contract amount of $156.1 million), including $6.3 million of uncollateralized credit exposure with one counterparty.

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

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company's Level III financial instruments as of September 30, 2022:

	Valuation			Weighted
	Technique	Unobservable Input	Range	Average (1)
Assets
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	Discounted cash flow	Expected recovery rate (% of par) (3)	0 - 25%	13.4%
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve in basis points ("bps") (3)	2 - 46 bps	16.9 bps
Investments at fair value:
Equity securities in private companies (2)	Market approach	Revenue multiple (3)	1 - 6 times	4.3 times
	Market approach	EBITDA multiple (3)	12 - 14 times	12.9 times
	Discounted cash flow	Expected liquidation value (% of company assets) (3)	50%	50%

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve in bps (4)	1 - 9 bps	2.8 bps
(1)Unobservable inputs were weighted by the relative fair value of the financial instruments.
(2)As of September 30, 2022, the Company had $178.9 million of Level III investments at fair value, of which $86.5 million, or 48.4 percent, was valued based on a recent round of independent financing.
(3)There is uncertainty in the determination of fair value. Significant increase/(decrease) in the unobservable input in isolation would have resulted in a significantly higher/(lower) fair value measurement.
(4)There is uncertainty in the determination of fair value. Significant increase/(decrease) in the unobservable input in isolation would have resulted in a significantly lower/(higher) fair value measurement.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the valuation of the Company's financial instruments by pricing observability levels defined in FASB Accounting Standards Codification Topic 820, "Fair Value Measurement" ("ASC 820") as of September 30, 2022:

				Counterparty
				and Cash
				Collateral
(Amounts in thousands)	Level I	Level II	Level III	Netting (1)	Total
Assets
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$2,872	$—	$—	$—	$2,872
Convertible securities	—	146,030	—	—	146,030
Fixed income securities	—	11,055	—	—	11,055
Municipal securities:
Taxable securities	—	27,042	—	—	27,042
Tax-exempt securities	—	146,263	267	—	146,530
Short-term securities	—	32,480	—	—	32,480
U.S. government agency securities	—	57,934	—	—	57,934
U.S. government securities	3,384	—	—	—	3,384
Derivative contracts	—	57,211	15,575	(59,551)	13,235
Total financial instruments and other inventory positions owned	6,256	478,015	15,842	(59,551)	440,562

Cash equivalents	239,626	—	—	—	239,626

Investments at fair value (2)	85,684	—	178,908	—	264,592
Total assets	$331,566	$478,015	$194,750	$(59,551)	$944,780

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$58,444	$—	$—	$—	$58,444
Fixed income securities	—	5,146	—	—	5,146
U.S. government securities	32,412	—	—	—	32,412
Derivative contracts	—	51,009	955	(50,240)	1,724
Total financial instruments and other inventory positions sold, but not yet purchased	$90,856	$56,155	$955	$(50,240)	$97,726
(1)Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.
(2)Includes noncontrolling interests of $192.4 million attributable to unrelated third party ownership in consolidated alternative asset management funds.

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

The Company's Level III assets were $194.8 million (including noncontrolling interests of $136.9 million) and $143.3 million (including noncontrolling interests of $103.0 million), or 20.6 percent and 9.6 percent of financial instruments measured at fair value at September 30, 2022 and December 31, 2021, respectively. There were $42.7 million of transfers of financial assets out of Level III for the nine months ended September 30, 2021, primarily due to unobservable inputs becoming observable.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following tables summarize the changes in fair value associated with Level III financial instruments held at the beginning or end of the periods presented:

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	June 30,			Transfers	Transfers	gains/	gains/	September 30,	September 30,
(Amounts in thousands)	2022	Purchases	Sales	in	out	(losses)	(losses)	2022	2022
Assets
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	$259	$—	$—	$—	$—	$—	$8	$267	$8
Derivative contracts	12,123	200	(2,338)	—	—	2,138	3,452	15,575	6,848
Total financial instruments and other inventory positions owned	12,382	200	(2,338)	—	—	2,138	3,460	15,842	6,856

Investments at fair value	169,016	13,577	—	—	—	—	(3,685)	178,908	(3,685)
Total assets	$181,398	$13,777	$(2,338)	$—	$—	$2,138	$(225)	$194,750	$3,171

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$1,615	$(655)	$—	$—	$—	$655	$(660)	$955	$955
Total financial instruments and other inventory positions sold, but not yet purchased	$1,615	$(655)	$—	$—	$—	$655	$(660)	$955	$955

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	June 30,			Transfers	Transfers	gains/	gains/	September 30,	September 30,
(Amounts in thousands)	2021	Purchases	Sales	in	out	(losses)	(losses)	2021	2021
Assets
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	$528	$—	$—	$—	$—	$—	$(247)	$281	$(247)
Mortgage-backed securities	13	—	—	—	—	—	—	13	—
Derivative contracts	628	120	(450)	—	—	330	488	1,116	681
Total financial instruments and other inventory positions owned	1,169	120	(450)	—	—	330	241	1,410	434

Investments at fair value	135,035	4,000	(3,897)	—	(54)	1,091	21,230	157,405	20,202
Total assets	$136,204	$4,120	$(4,347)	$—	$(54)	$1,421	$21,471	$158,815	$20,636

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$968	$(1,016)	$—	$—	$—	$1,016	$(107)	$861	$245
Total financial instruments and other inventory positions sold, but not yet purchased	$968	$(1,016)	$—	$—	$—	$1,016	$(107)	$861	$245

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	September 30,	September 30,
(Amounts in thousands)	2021	Purchases	Sales	in	out	(losses)	(losses)	2022	2022
Assets
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	$247	$—	$—	$—	$—	$—	$20	$267	$20
Derivative contracts	726	450	—	—	—	(450)	14,849	15,575	15,575
Total financial instruments and other inventory positions owned	973	450	—	—	—	(450)	14,869	15,842	15,595

Investments at fair value	142,286	53,250	(18,252)	—	(172)	12,936	(11,140)	178,908	1,734
Total assets	$143,259	$53,700	$(18,252)	$—	$(172)	$12,486	$3,729	$194,750	$17,329

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$1,898	$—	$680	$—	$—	$(680)	$(943)	$955	$955
Total financial instruments and other inventory positions sold, but not yet purchased	$1,898	$—	$680	$—	$—	$(680)	$(943)	$955	$955

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	September 30,	September 30,
(Amounts in thousands)	2020	Purchases	Sales	in	out	(losses)	(losses)	2021	2021
Assets
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	$—	$—	$—	$528	$—	$—	$(247)	$281	$(247)
Mortgage-backed securities	13	—	—	—	—	—	—	13	—
Derivative contracts	270	143	(1,030)	—	—	888	845	1,116	1,116
Total financial instruments and other inventory positions owned	283	143	(1,030)	528	—	888	598	1,410	869

Investments at fair value	152,995	12,044	(24,784)	—	(42,671)	17,986	41,835	157,405	35,397
Total assets	$153,278	$12,187	$(25,814)	$528	$(42,671)	$18,874	$42,433	$158,815	$36,266

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$3,706	$(4,444)	$29	$—	$—	$4,414	$(2,844)	$861	$861
Total financial instruments and other inventory positions sold, but not yet purchased	$3,706	$(4,444)	$29	$—	$—	$4,414	$(2,844)	$861	$861

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

Consolidated VIEs

The Company's consolidated VIEs at September 30, 2022 included certain alternative asset management funds in which the Company has an investment and, as the managing partner, is deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds.

The following table presents information about the carrying value of the assets and liabilities of the VIEs that are consolidated by the Company and included on the consolidated statements of financial condition at September 30, 2022. The assets can only be used to settle the liabilities of the respective VIE, and the creditors of the VIEs do not have recourse to the general credit of the Company. These VIEs have a combined $50.0 million of bank line financing available with interest rates based on either prime or LIBOR plus an applicable margin. The assets and liabilities are presented prior to consolidation, and thus a portion of these assets and liabilities are eliminated in consolidation.

Alternative Asset
(Amounts in thousands)	Management Funds
Assets
Investments	$248,760
Other assets	160
Total assets	$248,920

Liabilities
Other liabilities and accrued expenses	$314
Total liabilities	$314

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Nonconsolidated VIEs

The Company determined it is not the primary beneficiary of certain VIEs and accordingly does not consolidate them. These VIEs had net assets approximating $1.2 billion and $2.1 billion at September 30, 2022 and December 31, 2021, respectively. The Company's exposure to loss from these VIEs is $11.0 million, which is the carrying value of its capital contributions recorded in investments on the consolidated statements of financial condition at September 30, 2022. The Company had no liabilities related to these VIEs at September 30, 2022 and December 31, 2021. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of September 30, 2022.

Note 7 Receivables from and Payables to Brokers, Dealers and Clearing Organizations

	September 30,	December 31,
(Amounts in thousands)	2022	2021
Receivable from clearing organizations	$222,590	$226,731
Receivable from brokers and dealers	7,869	24,056
Other	4,284	3,343
Total receivables from brokers, dealers and clearing organizations	$234,743	$254,130

	September 30,	December 31,
(Amounts in thousands)	2022	2021
Payable to brokers and dealers	$22,214	$13,247
Payable to clearing organizations	4,710	—
Total payables to brokers, dealers and clearing organizations	$26,924	$13,247

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

Note 8 Investments

The Company's investments include investments in private companies and partnerships.

	September 30,	December 31,
(Amounts in thousands)	2022	2021
Investments at fair value	$264,592	$239,376
Investments at cost	611	611
Investments accounted for under the equity method	10,872	12,058
Total investments	276,075	252,045

Less investments attributable to noncontrolling interests (1)	(192,418)	(164,565)
	$83,657	$87,480
(1)Noncontrolling interests are attributable to unrelated third party ownership in consolidated alternative asset management funds.

At September 30, 2022, investments carried on a cost basis had an estimated fair market value of $0.6 million. Because valuation estimates were based upon management's judgment, investments carried at cost would be categorized as Level III assets in the fair value hierarchy, if they were carried at fair value.

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

Note 9 Other Assets

	September 30,	December 31,
(Amounts in thousands)	2022	2021
Fee receivables	$48,473	$51,403
Forgivable loans, net	21,778	12,040
Prepaid expenses	20,344	18,989
Other	30,320	28,173
Total other assets	$120,915	$110,605

Note 10 Goodwill and Intangible Assets

(Amounts in thousands)
Goodwill
Balance at December 31, 2021	$227,508
Goodwill acquired	16,463
Balance at September 30, 2022	$243,971

Intangible assets
Balance at December 31, 2021	$119,778
Intangible assets acquired	20,931
Amortization of intangible assets	(10,083)
Balance at September 30, 2022	$130,626

As discussed in Note 3, the addition of goodwill and intangible assets during the nine months ended September 30, 2022 related to the acquisitions of Cornerstone Macro and Stamford Partners. Management identified $19.0 million of customer relationship intangible assets related to the acquisition of Cornerstone Macro, which will be amortized over a weighted average life of 7.2 years. Management identified $1.9 million of customer relationship intangible assets related to the acquisition of Stamford Partners, which will be amortized over a weighted average life of 0.8 years.

Intangible assets with determinable lives primarily consist of customer relationships and internally developed software. The following table summarizes the future aggregate amortization expense of the Company's intangible assets with determinable lives:

(Amounts in thousands)
Remainder of 2022	$3,700
2023	11,045
2024	9,129
2025	7,887
2026	7,253
Thereafter	6,212
Total	$45,226

Indefinite-lived intangible assets consist of the Sandler trade name of $85.4 million, which is not subject to amortization.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 11 Short-Term Financing

The Company has an unsecured $65 million revolving credit facility with U.S. Bank N.A. The credit agreement will terminate on December 20, 2022, unless otherwise terminated, and is subject to a one-year extension exercisable at the option of the Company. This credit facility includes customary events of default and covenants that, among other things, require the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital of $120 million, limit the Company's leverage ratio, require maintenance of a minimum ratio of operating cash flow to fixed charges, and impose certain limitations on the Company's ability to make acquisitions and make payments on its capital stock. At September 30, 2022, there were no advances against this credit facility.

The Company's committed short-term bank line financing at September 30, 2022 consisted of a one-year $100 million committed revolving credit facility with U.S. Bank N.A., which has been renewed annually in the fourth quarter of each year since 2008. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital of $120 million, and the unpaid principal amount of all advances under this facility will be due on December 9, 2022. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis. At September 30, 2022, the Company had no advances against this line of credit.

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

The Company has established reserves for potential losses that are probable and reasonably estimable that may result from pending and potential legal actions, investigations and regulatory proceedings. Reasonably possible losses in excess of amounts accrued at September 30, 2022 are not material. In many cases, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount or range of any potential loss, particularly where proceedings may be in relatively early stages or where plaintiffs are seeking substantial or indeterminate damages. Matters frequently need to be more developed before a loss or range of loss can reasonably be estimated.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 13 Leases

The Company leases office space throughout the United States and in a limited number of foreign countries where its international operations reside. Aggregate minimum lease commitments on an undiscounted basis for the Company's operating leases (including short-term leases) as of September 30, 2022 were as follows:

(Amounts in thousands)
Remainder of 2022	$6,405
2023	24,094
2024	22,825
2025	21,923
2026	19,882
Thereafter	45,391
Total	$140,520

The following table summarizes the Company's operating lease costs and sublease income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in millions)	2022	2021	2022	2021
Operating lease costs	$6.0	$5.1	$18.3	$15.8
Operating lease costs related to short-term leases	0.3	0.2	1.0	0.6
Sublease income	0.1	0.1	0.3	0.5

At September 30, 2022, the weighted average remaining lease term for operating leases was 6.4 years and the weighted average discount rate was 4.1 percent.

Note 14 Restructuring and Integration Costs

The Company incurred the following restructuring and integration costs in conjunction with its acquisition activity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2022	2021	2022	2021
Vacated leased office space	$5,548	$—	$5,548	$3,404
Severance, benefits and outplacement	(53)	—	535	—
Total restructuring costs	5,495	—	6,083	3,404

Integration costs	972	314	3,240	478

Total restructuring and integration costs	$6,467	$314	$9,323	$3,882

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 15 Shareholders' Equity

Share Repurchases

The Company purchases shares of common stock pursuant to share repurchase programs authorized by the Company's board of directors. The Company also purchases shares of common stock from restricted stock award recipients upon the award vesting or as recipients sell shares to meet their employment tax obligations.

The following table summarizes the repurchase programs authorized by the Company's board of directors:

Effective Date	Authorized Amount	Expiration Date	Remaining Authorization at September 30, 2022
May 6, 2022	$150.0 million	December 31, 2024	$138.2 million
January 1, 2022	$150.0 million	December 31, 2023	$—
January 1, 2020	$150.0 million	December 31, 2021	$—

The following table summarizes the Company's repurchase activity:

	Nine Months Ended
	September 30,
	2022	2021
Shares repurchased pursuant to repurchase authorizations
Common shares repurchased	1,245,013	417,903
Aggregate purchase price (in millions)	$161.8	$52.3
Average price per share	$129.95	$125.03

Shares repurchased from employees related to employment tax obligations
Common shares repurchased	161,364	145,683
Aggregate purchase price (in millions)	$24.0	$16.1
Average price per share	$148.82	$110.64

Issuance of Shares

The Company issues common shares out of treasury stock as a result of employee restricted share vesting and exercise transactions as discussed in Note 16. During the nine months ended September 30, 2022 and 2021, the Company issued 929,770 shares and 896,595 shares, respectively, related to these obligations.

Dividends

The Company's current dividend policy is intended to return a metric based on fiscal year net income to its shareholders. The board of directors determines the declaration and payment of dividends and is free to change the dividend policy at any time.

During the nine months ended September 30, 2022, the Company declared and paid quarterly cash dividends on its common stock, aggregating $1.80 per share and a special cash dividend on its common stock of $4.50 per share, totaling $99.0 million. The special cash dividend related to the Company's fiscal year 2021 results.

On October 28, 2022, the board of directors declared a quarterly cash dividend on its common stock of $0.60 per share to be paid on December 9, 2022, to shareholders of record as of the close of business on November 23, 2022.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Ownership interests in entities held by parties other than the Company's common shareholders are presented as noncontrolling interests within shareholders' equity, separate from the Company's own equity. Revenues, expenses and net income or loss are reported on the consolidated statements of operations on a consolidated basis, which includes amounts attributable to both the Company's common shareholders and noncontrolling interests. Net income or loss is then allocated between the Company and noncontrolling interests based upon their relative ownership interests. Net income applicable to noncontrolling interests is deducted from consolidated net income to determine net income applicable to the Company. There was no other comprehensive income or loss attributed to noncontrolling interests for the nine months ended September 30, 2022 and 2021.

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

The following table provides a summary of the Company's outstanding equity awards (in shares or units) as of September 30, 2022:

Restricted stock related to compensation plans
Annual grants	803,673
Sign-on grants	124,391
Inducement grants	65,125

2019 Inducement Plan	47,353

2020 Inducement Plan	1,246,053

Total restricted stock related to compensation plans	2,286,595

Restricted stock related to acquisitions (1)	1,414,764

Total restricted stock	3,701,359

Restricted stock units	188,328

Stock options	81,667
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

Incentive Plan

The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company's employees and directors for up to 9.4 million shares of common stock (0.8 million shares remained available for future issuance under the Incentive Plan as of September 30, 2022). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant's death, and at the discretion of the compensation committee of the Company's board of directors.

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

Inducement Grants are issued as a retention tool in conjunction with certain acquisitions. During the nine months ended September 30, 2022, the Company granted $9.3 million (65,125 shares) in restricted stock under the Incentive Plan in conjunction with its 2022 acquisitions of Cornerstone Macro and Stamford Partners. These restricted shares are subject to graded vesting, and employees must fulfill service requirements in exchange for the rights to the restricted shares. Compensation expense is amortized on a straight-line basis over the requisite service period, generally three to four years. Employees forfeit unvested shares upon termination of employment and a reversal of compensation expense is recorded.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Up to 75 percent of the award can be earned based on the Company achieving certain average adjusted return on equity targets, as defined in the terms of the award agreements. The fair value of this portion of the award was based on the closing price of the Company's common stock on the grant date. If the Company determines that it is probable that the performance condition will be achieved, compensation expense is amortized on a straight-line basis over the 36-month performance period. The probability that the performance condition will be achieved is reevaluated each reporting period with changes in estimated outcomes accounted for using a cumulative effect adjustment to compensation expense. Compensation expense will be recognized only if the performance condition is met. Employees forfeit unvested restricted stock units upon termination of employment with a corresponding reversal of compensation expense. As of September 30, 2022, the Company has determined that the probability of achieving the performance condition for each award is as follows:

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

Stock-Based Compensation Activity

The following table summarizes the Company's stock-based compensation activity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in millions)	2022	2021	2022	2021
Stock-based compensation expense	$32.2	$40.5	$91.5	$118.1
Forfeitures	1.2	0.2	1.5	1.5
Tax benefit related to stock-based compensation expense	3.5	5.3	10.6	16.0

The following table summarizes the changes in the Company's unvested restricted stock:

	Unvested	Weighted Average
	Restricted Stock	Grant Date
	(in Shares)	Fair Value
December 31, 2021	3,795,212	$76.59
Granted	787,014	147.19
Vested	(867,106)	82.68
Canceled	(13,761)	126.77
September 30, 2022	3,701,359	$89.99

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the changes in the Company's unvested restricted stock units:

	Unvested	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
December 31, 2021	158,393	$90.43
Granted	69,693	148.90
Vested	(39,758)	75.78
Canceled	—	—
September 30, 2022	188,328	$115.16
As of September 30, 2022, there was $104.1 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 2.5 years.

The following table summarizes the changes in the Company's outstanding stock options:

Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
December 31, 2021	81,667	$99.00	6.1	$6,493,343
Granted	—	—
Exercised	—	—
Canceled	—	—
Expired	—	—
September 30, 2022	81,667	$99.00	5.4	$468,769

Options exercisable at September 30, 2022	54,444	$99.00	5.4	$312,509

As of September 30, 2022, there was $0.2 million of unrecognized compensation cost related to stock options expected to be recognized over a weighted average period of 0.4 years.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The nonqualified deferred compensation plan is an unfunded plan which allows certain highly compensated employees, at their election, to defer a portion of their compensation. This plan was closed to future deferral elections by participants for performance periods beginning after December 31, 2017. The amounts deferred under this plan are held in a grantor trust. The Company invests, as a principal, in investments to economically hedge its obligation under the nonqualified deferred compensation plan. The investments in the grantor trust consist of mutual funds which are categorized as Level I in the fair value hierarchy. These investments totaled $15.4 million and $18.8 million as of September 30, 2022 and December 31, 2021, respectively, and are included in investments on the consolidated statements of financial condition. A corresponding deferred compensation liability is included in accrued compensation on the consolidated statements of financial condition. The compensation deferred by the employees was expensed in the period earned. Changes in the fair value of the investments made by the Company are reported in investment income and changes in the corresponding deferred compensation liability are reflected as compensation and benefits expense on the consolidated statements of operations.

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

If earned, the amount related to the acquisition of Valence (the "Valence Earnout") will be paid by July 3, 2023. As of September 30, 2022, the Company has accrued $15.3 million related to this additional cash payment. The Company recorded $1.1 million and $4.2 million in compensation expense related to the Valence Earnout for the three and nine months ended September 30, 2022, respectively, and $10.0 million for the three and nine months ended September 30, 2021.

If earned, the amount related to the acquisition of TRS (the "TRS Earnout") will be paid by April 3, 2024. As of September 30, 2022, the Company expects the maximum amount of $7.0 million will be earned and has accrued $3.8 million related to this additional cash payment. The Company recorded $0.5 million in compensation expense related to the TRS Earnout for the three months ended September 30, 2022 and 2021, and $1.6 million for the nine months ended September 30, 2022 and 2021.

In addition to the 2019 Inducement Plan established in conjunction with its acquisition of Weeden & Co., the Company entered into acquisition-related compensation arrangements with certain Weeden & Co. equity owners, a portion of whom are now employees of the Company. Additional cash of up to $31.5 million was available to be earned if a net revenue target was achieved during the period from January 1, 2020 to June 30, 2021 (the "Weeden Earnout"). The Company paid $31.5 million related to the Weeden Earnout in the third quarter of 2021. Amounts payable to employees were recorded as compensation expense on the consolidated statements of operations over the requisite service period. Amounts payable to non-employee equity holders were recorded as a liability as of the acquisition date and adjusted through the statement of operations for any changes after the acquisition date. The Company recorded $2.2 million and $6.5 million in non-interest expenses related to the Weeden Earnout for the three and nine months ended September 30, 2021, respectively.

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

Piper Sandler Companies
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

The computation of EPS is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2022	2021	2022	2021
Net income applicable to Piper Sandler Companies	$14,532	$45,721	$72,573	$165,001

Shares for basic and diluted calculations:
Average shares used in basic computation	13,775	14,213	14,089	14,314
Stock options	11	17	16	9
Restricted stock units	174	204	194	171
Restricted shares	2,773	2,613	2,681	2,327
Average shares used in diluted computation	16,733	17,047	16,980	16,821

Earnings per common share:
Basic	$1.05	$3.22	$5.15	$11.53
Diluted	$0.87	$2.68	$4.27	$9.81

The average shares used in the diluted computation excluded anti-dilutive restricted shares of 0.2 million for the three and nine months ended September 30, 2022. The anti-dilutive effects from stock options and restricted shares were immaterial for the three and nine months ended September 30, 2021.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)
Note 18 Revenues and Business Information

The Company's activities as an investment bank and institutional securities firm constitute a single business segment. The substantial majority of the Company's net revenues and long-lived assets are located in the U.S.

Reportable financial results are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2022	2021	2022	2021
Investment banking
Advisory services	$174,805	$214,165	$555,364	$615,682
Corporate financing	40,103	79,065	88,526	297,602
Municipal financing	26,519	42,373	89,171	105,540
Total investment banking	241,427	335,603	733,061	1,018,824

Institutional brokerage
Equity brokerage	52,685	34,062	153,865	112,169
Fixed income services	37,026	56,037	145,350	183,248
Total institutional brokerage	89,711	90,099	299,215	295,417

Interest income	5,454	1,485	13,846	5,215
Investment income/(loss)	(2,190)	21,046	(4,328)	71,508

Total revenues	334,402	448,233	1,041,794	1,390,964

Interest expense	2,649	2,668	7,205	8,144

Net revenues	331,753	445,565	1,034,589	1,382,820

Non-interest expenses	312,851	369,855	942,890	1,110,183

Pre-tax income	$18,902	$75,710	$91,699	$272,637

Pre-tax margin	5.7%	17.0%	8.9%	19.7%

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

At September 30, 2022, net capital calculated under the SEC rule was $223.5 million, and exceeded the minimum net capital required under the SEC rule by $222.5 million.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Piper Sandler Ltd., a broker dealer subsidiary registered in the United Kingdom, is subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority. As of September 30, 2022, Piper Sandler Ltd. was in compliance with the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority.

Piper Sandler Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At September 30, 2022, Piper Sandler Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Note 20 Income Taxes

The Company recorded income tax expense of $8.2 million and $23.5 million for the three months ended September 30, 2022 and 2021, respectively.

The Company recorded income tax expense of $28.5 million and $67.9 million for the nine months ended September 30, 2022 and 2021, respectively. Income tax expense included a tax benefit of $5.3 million and $2.3 million for the nine months ended September 30, 2022 and 2021, respectively, related to stock-based compensation awards vesting at values greater than the grant price.

Note 21 Subsequent Event

On October 7, 2022, the Company completed the acquisition of DBO Partners, a technology investment banking firm. The transaction was completed pursuant to the Equity Purchase Agreement dated July 3, 2022. The purchase price consisted of cash consideration, and restricted stock was granted for retention purposes. Additional cash consideration may be earned if certain revenue targets are achieved. The results of operations of DBO Partners will be included in the Company's consolidated financial statements prospectively from the date of acquisition.

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

During 2022, we have completed the following acquisitions as part of our growth strategy:

•On October 7, 2022, we completed the acquisition of DBO Partners, a technology investment banking firm. The transaction expands the scale of our technology sector and adds general partner advisory services to our platform.

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

Financial Highlights

	Three Months Ended			Nine Months Ended
(Amounts in thousands, except per share data)	Sept. 30,	Sept. 30,	2022	Sept. 30,	Sept. 30,	2022
	2022	2021	v2021	2022	2021	v2021
U.S. GAAP
Net revenues	$331,753	$445,565	(25.5)%	$1,034,589	$1,382,820	(25.2)%
Compensation and benefits	232,966	301,859	(22.8)	720,782	907,439	(20.6)
Non-compensation expenses	79,885	67,996	17.5	222,108	202,744	9.6
Income before income tax expense	18,902	75,710	(75.0)	91,699	272,637	(66.4)
Net income applicable to Piper Sandler Companies	14,532	45,721	(68.2)	72,573	165,001	(56.0)
Earnings per diluted common share	$0.87	$2.68	(67.5)	$4.27	$9.81	(56.5)

Ratios and margin
Compensation ratio	70.2%	67.7%		69.7%	65.6%
Non-compensation ratio	24.1%	15.3%		21.5%	14.7%
Pre-tax margin	5.7%	17.0%		8.9%	19.7%
Effective tax rate	43.2%	31.1%		31.1%	24.9%

Non-GAAP(1)
Adjusted net revenues	$335,406	$440,330	(23.8)%	$1,042,841	$1,346,754	(22.6)%
Adjusted compensation and benefits	209,611	265,120	(20.9)	652,519	818,223	(20.3)
Adjusted non-compensation expenses	67,878	59,186	14.7	196,672	173,298	13.5
Adjusted operating income	57,917	116,024	(50.1)	193,650	355,233	(45.5)
Adjusted net income applicable to Piper Sandler Companies	40,858	82,814	(50.7)	141,478	256,862	(44.9)
Adjusted earnings per diluted common share	$2.32	$4.55	(49.0)	$7.93	$14.08	(43.7)

Adjusted ratios and margin
Adjusted compensation ratio	62.5%	60.2%		62.6%	60.8%
Adjusted non-compensation ratio	20.2%	13.4%		18.9%	12.9%
Adjusted operating margin	17.3%	26.3%		18.6%	26.4%
Adjusted effective tax rate	27.4%	27.2%		25.1%	26.3%

See the "Results of Operations" section for additional information.

(1)Reconciliation of U.S. GAAP to adjusted non-GAAP financial information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2022	2021	2022	2021
Net revenues:
Net revenues – U.S. GAAP basis	$331,753	$445,565	$1,034,589	$1,382,820
Adjustments:
Revenue related to noncontrolling interests	2,028	(7,453)	3,377	(42,788)
Interest expense on long-term financing	1,625	2,218	4,875	6,722
Adjusted net revenues	$335,406	$440,330	$1,042,841	$1,346,754

Compensation and benefits:
Compensation and benefits – U.S. GAAP basis	$232,966	$301,859	$720,782	$907,439
Adjustment:
Compensation from acquisition-related agreements	(23,355)	(36,739)	(68,263)	(89,216)
Adjusted compensation and benefits	$209,611	$265,120	$652,519	$818,223

Non-compensation expenses:
Non-compensation expenses – U.S. GAAP basis	$79,885	$67,996	$222,108	$202,744
Adjustments:
Non-compensation expenses related to noncontrolling interests	(1,771)	(976)	(6,030)	(3,004)
Acquisition-related restructuring and integration costs	(6,467)	(314)	(9,323)	(3,882)
Amortization of intangible assets related to acquisitions	(3,769)	(7,520)	(10,083)	(22,560)
Adjusted non-compensation expenses	$67,878	$59,186	$196,672	$173,298

Income before income tax expense:
Income before income tax expense – U.S. GAAP basis	$18,902	$75,710	$91,699	$272,637
Adjustments:
Revenue related to noncontrolling interests	2,028	(7,453)	3,377	(42,788)
Interest expense on long-term financing	1,625	2,218	4,875	6,722
Non-compensation expenses related to noncontrolling interests	1,771	976	6,030	3,004
Compensation from acquisition-related agreements	23,355	36,739	68,263	89,216
Acquisition-related restructuring and integration costs	6,467	314	9,323	3,882
Amortization of intangible assets related to acquisitions	3,769	7,520	10,083	22,560
Adjusted operating income	$57,917	$116,024	$193,650	$355,233
Interest expense on long-term financing	(1,625)	(2,218)	(4,875)	(6,722)
Adjusted income before adjusted income tax expense	$56,292	$113,806	$188,775	$348,511

Income tax expense:
Income tax expense – U.S. GAAP basis	$8,169	$23,512	$28,533	$67,852
Tax effect of adjustments:
Compensation from acquisition-related agreements	4,981	5,793	14,485	17,998
Acquisition-related restructuring and integration costs	1,483	78	1,926	972
Amortization of intangible assets related to acquisitions	801	1,609	2,353	4,827
Adjusted income tax expense	$15,434	$30,992	$47,297	$91,649

Net income applicable to Piper Sandler Companies:
Net income applicable to Piper Sandler Companies – U.S. GAAP basis	$14,532	$45,721	$72,573	$165,001
Adjustments:
Compensation from acquisition-related agreements	18,374	30,946	53,778	71,218
Acquisition-related restructuring and integration costs	4,984	236	7,397	2,910
Amortization of intangible assets related to acquisitions	2,968	5,911	7,730	17,733
Adjusted net income applicable to Piper Sandler Companies	$40,858	$82,814	$141,478	$256,862

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2022	2021	2022	2021
Earnings per diluted common share:
Earnings per diluted common share – U.S. GAAP basis	$0.87	$2.68	$4.27	$9.81
Adjustment for inclusion of unvested acquisition-related stock	(0.12)	(0.31)	(0.41)	(1.19)
	$0.75	$2.37	$3.86	$8.62
Adjustments:
Compensation from acquisition-related agreements	1.09	1.82	3.17	4.23
Acquisition-related restructuring and integration costs	0.30	0.01	0.44	0.17
Amortization of intangible assets related to acquisitions	0.18	0.35	0.46	1.06
Adjusted earnings per diluted common share	$2.32	$4.55	$7.93	$14.08

Weighted average diluted common shares outstanding:
Weighted average diluted common shares outstanding – U.S. GAAP basis	16,733	17,047	16,980	16,821
Adjustment:
Unvested acquisition-related restricted stock with service conditions	853	1,145	871	1,416
Adjusted weighted average diluted common shares outstanding	17,586	18,192	17,851	18,237

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

Outlook for the Remainder of 2022

We believe there is a heightened risk of economic recession resulting from persistent inflation, supply and demand imbalances, labor shortages and higher energy prices. Additionally, geopolitical risks, such as the war in Ukraine, further increase the economic strain on the global economy. These risks have contributed to increased financial market volatility and resulted in a recessionary economic outlook.

We believe tightening of U.S. monetary policy will continue to be a critical factor impacting the economy and financial markets. The U.S. Federal Reserve further increased its short-term benchmark interest rate in the third quarter of 2022 and is expected to raise rates further this year with its primary near-term focus to slow inflation. Additionally, the U.S. Federal Reserve continues quantitative tightening measures by reducing its holdings of treasury and mortgage-backed securities.

While demand for advisory services remains active, the challenging market environment continues to impact transaction timelines and increase deal risk. Our pipeline across industry teams remains strong, however conversion of the pipeline will be subject to conducive market conditions.

The market for equity capital raising continues to remain largely shut due to high levels of market volatility, declining equity valuations and a cautious investor outlook stemming from economic concerns. However, in future quarters, we believe there will be increased capital markets activity as clients that require access to capital will take advantage of market opportunities or more stable conditions.

Equity brokerage revenues in the third quarter of 2022 reflected elevated volatility and volumes as well as market share gains resulting from the addition of Cornerstone Macro to our platform. We expect a strong fourth quarter of 2022 driven by continued volatility, market share gains and clients positioning their portfolios for 2023.

Market conditions for our fixed income services business became extremely challenging during the third quarter of 2022 driven by increased interest rate volatility, as well as aggressive monetary policy tightening and expectations for further tightening. Additionally, inflation has remained elevated and the market has begun pricing in a recession resulting in an inverted yield curve. The current market dynamics significantly muted client activity, particularly among our depository clients, and we expect these conditions to continue in the fourth quarter of 2022. While the near-term outlook is challenging, we believe over the long-term our fixed income business will benefit from interest rate stabilization at higher rates.

Our municipal financing business experienced more challenging market conditions in the third quarter of 2022 driven by increased interest rates and volatility combined with weakened investor demand, which we expect to continue in the fourth quarter of 2022. We believe overall municipal market issuance levels will continue to decline, particularly as refinancing activity has essentially come to a halt. Our specialty sector pipeline is strong, however execution will be dependent on market conditions.

Results of Operations

Financial Summary for the three months ended September 30, 2022 and September 30, 2021

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of
				Net Revenues for the
	Three Months Ended			Three Months Ended
	September 30,			September 30,
			2022
(Amounts in thousands)	2022	2021	v2021	2022	2021
Revenues:
Investment banking	$241,427	$335,603	(28.1)%	72.8%	75.3%
Institutional brokerage	89,711	90,099	(0.4)	27.0	20.2
Interest income	5,454	1,485	267.3	1.6	0.3
Investment income/(loss)	(2,190)	21,046	N/M	(0.7)	4.7
Total revenues	334,402	448,233	(25.4)	100.8	100.6

Interest expense	2,649	2,668	(0.7)	0.8	0.6

Net revenues	331,753	445,565	(25.5)	100.0	100.0

Non-interest expenses:
Compensation and benefits	232,966	301,859	(22.8)	70.2	67.7
Outside services	13,399	10,736	24.8	4.0	2.4
Occupancy and equipment	16,759	14,483	15.7	5.1	3.3
Communications	12,464	10,623	17.3	3.8	2.4
Marketing and business development	11,704	5,552	110.8	3.5	1.2
Deal-related expenses	8,017	10,975	(27.0)	2.4	2.5
Trade execution and clearance	5,155	3,637	41.7	1.6	0.8
Restructuring and integration costs	6,467	314	N/M	1.9	0.1
Intangible asset amortization	3,769	7,520	(49.9)	1.1	1.7
Other operating expenses	2,151	4,156	(48.2)	0.6	0.9
Total non-interest expenses	312,851	369,855	(15.4)	94.3	83.0

Income before income tax expense	18,902	75,710	(75.0)	5.7	17.0

Income tax expense	8,169	23,512	(65.3)	2.5	5.3

Net income	10,733	52,198	(79.4)	3.2	11.7

Net income/(loss) applicable to noncontrolling interests	(3,799)	6,477	N/M	(1.1)	1.5

Net income applicable to Piper Sandler Companies	$14,532	$45,721	(68.2)%	4.4%	10.3%
N/M – Not meaningful

For the three months ended September 30, 2022, we recorded net income applicable to Piper Sandler Companies of $14.5 million. Net revenues for the three months ended September 30, 2022 were $331.8 million, a 25.5 percent decrease compared with $445.6 million in the year-ago period. In the third quarter of 2022, investment banking revenues were $241.4 million, down 28.1 percent compared to $335.6 million in the prior-year period, primarily resulting from a decrease in advisory services and corporate financing revenues, as well as lower municipal financing revenue. For the three months ended September 30, 2022, institutional brokerage revenues were $89.7 million, essentially flat compared with $90.1 million in the third quarter of 2021, as higher equity brokerage revenues were offset by lower fixed income services revenues. For the three months ended September 30, 2022, net interest income was $2.8 million, compared to net interest expense of $1.2 million in the prior-year period. In the third quarter of 2022, we recorded an investment loss of $2.2 million, compared to investment income of $21.0 million in the third quarter of 2021. In the current quarter, we recorded unrealized losses on our investments and the noncontrolling interests in the alternative asset management funds that we manage. Non-interest expenses were $312.9 million for the three months ended September 30, 2022, down 15.4 percent compared with $369.9 million in the prior-year period, primarily due to decreased compensation expenses resulting from lower revenues.

Consolidated Non-Interest Expenses

Compensation and Benefits – Compensation and benefits expenses, which are the largest component of our expenses, include salaries, incentive compensation, benefits, stock-based compensation, employment taxes, reversal of expenses associated with the forfeiture of stock-based compensation and other employee-related costs. A significant portion of compensation expense is comprised of variable incentive arrangements, including discretionary incentive compensation, the amount of which fluctuates in proportion to the level of business activity, increasing with higher revenues and operating profits. Other compensation costs, primarily base salaries and benefits, are more fixed in nature. The timing of incentive compensation payments, which generally occur in February, has a greater impact on our cash position and liquidity than is reflected on our consolidated statements of operations. In conjunction with our acquisitions, we have granted restricted stock and restricted cash with service conditions, which are amortized to compensation expense over the service period. We have also entered into forgivable loans with service conditions, which are amortized to compensation expense over the loan term. Additionally, expense estimates related to revenue-based earnout arrangements with service conditions entered into as part of our acquisitions are amortized to compensation expense over the service period.

The following table summarizes our future acquisition-related compensation expense for restricted stock, restricted cash and forgivable loans with service conditions, as well as expense estimates related to revenue-based earnout arrangements:

(Amounts in thousands)
Remainder of 2022	$23,437
2023	40,404
2024	29,416
2025	10,744
2026	3,585
Thereafter	692
Total	$108,278

For the three months ended September 30, 2022, compensation and benefits expenses decreased 22.8 percent to $233.0 million, compared with $301.9 million in the corresponding period of 2021, due to lower revenues. Compensation and benefits expenses as a percentage of net revenues was 70.2 percent in the third quarter of 2022, compared to 67.7 percent in the third quarter of 2021. Excluding the impact of noncontrolling interests, our compensation ratio increased to 69.8 percent in the third quarter of 2022, compared with 68.9 percent in the third quarter of 2021 due to lower net revenues, partially offset by a decrease in acquisition-related compensation expenses.

Outside Services – Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees, fund expenses associated with our consolidated alternative asset management funds and other professional fees. Outside services expenses increased 24.8 percent to $13.4 million in the third quarter of 2022, compared with $10.7 million in the corresponding period of 2021. Excluding the portion of expenses from non-controlled equity interests in our consolidated alternative asset management funds, outside services expenses increased 20.5 percent, primarily due to higher professional fees and legal fees.

Occupancy and Equipment – For the three months ended September 30, 2022, occupancy and equipment expenses increased 15.7 percent to $16.8 million, compared with $14.5 million in the corresponding period of 2021, primarily due to incremental occupancy costs related to our acquisition of Cornerstone Macro as well as office space expansion.

Communications – Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third party market data information. For the three months ended September 30, 2022, communication expenses increased 17.3 percent to $12.5 million, compared with $10.6 million in the corresponding period of 2021, due to higher market data services expenses in part resulting from incremental costs related to our acquisition of Cornerstone Macro.

Marketing and Business Development – Marketing and business development expenses include travel and entertainment costs, advertising and third party marketing fees. For the three months ended September 30, 2022, marketing and business development expenses increased to $11.7 million, compared with $5.6 million in the corresponding period of 2021. The increase was due to higher travel expenses driven by an acceleration of activity and overall inflationary impact on costs. With the end of pandemic-related travel restrictions, our travel costs have reverted to more normalized levels in 2022.

Deal-Related Expenses – Deal-related expenses include costs we incurred over the course of a completed investment banking deal, which primarily consist of legal fees, offering expenses, and travel and entertainment costs. For the three months ended September 30, 2022, deal-related expenses were $8.0 million, compared with $11.0 million for the three months ended September 30, 2021. The amount of deal-related expenses is principally dependent on the level of deal activity and may vary from period to period as the recognition of deal-related costs typically coincides with the closing of a transaction.

Trade Execution and Clearance – For the three months ended September 30, 2022, trade execution and clearance expenses increased 41.7 percent to $5.2 million, compared with $3.6 million in the corresponding period of 2021. The increase in trade execution and clearance expenses is reflective of higher trading volumes compared with the third quarter of 2021.

Restructuring and Integration Costs – For the three months ended September 30, 2022, we incurred acquisition-related restructuring and integration costs of $6.5 million, primarily related to vacated leased office space associated with our acquisitions of The Valence Group ("Valence") and Cornerstone Macro as well as transaction costs related to our 2022 acquisitions. We expect to incur additional restructuring and integration costs in the fourth quarter of 2022. For the three months ended September 30, 2021, we incurred acquisition-related restructuring and integration costs of $0.3 million related to the acquisition of Cornerstone Macro.

Intangible Asset Amortization – Intangible asset amortization includes the amortization of definite-lived intangible assets consisting of customer relationships and internally developed software. For the three months ended September 30, 2022, intangible asset amortization was $3.8 million, compared to $7.5 million for the three months ended September 30, 2021. The decrease was due to lower intangible asset amortization expense associated with our 2020 acquisitions, partially offset by incremental intangible asset amortization expense associated with our 2022 acquisitions. Beginning in the fourth quarter of 2022, we anticipate incurring additional intangible asset amortization expense related to the acquisition of DBO Partners.

The following table summarizes the future aggregate amortization expense of our intangible assets with determinable lives:

(Amounts in thousands)
Remainder of 2022	$3,700
2023	11,045
2024	9,129
2025	7,887
2026	7,253
Thereafter	6,212
Total	$45,226

Other Operating Expenses – Other operating expenses primarily include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. Other operating expenses were $2.2 million in the third quarter of 2022, compared with $4.2 million in the corresponding period in 2021. The decrease was primarily due to lower expense related to our charitable giving program driven by lower operating profits.

Income Taxes – For the three months ended September 30, 2022, our provision for income taxes was $8.2 million. Excluding the impact of noncontrolling interests, our effective tax rate was 36.0 percent. The higher effective tax rate was driven by the impact of non-deductible expenses.

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

The following table sets forth the adjusted, non-GAAP financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP financial results for the periods presented:

	Three Months Ended September 30,
	2022				2021
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Amounts in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Advisory services	$174,805	$—	$—	$174,805	$214,165	$—	$—	$214,165
Corporate financing	40,103	—	—	40,103	79,065	—	—	79,065
Municipal financing	26,519	—	—	26,519	42,373	—	—	42,373
Total investment banking	241,427	—	—	241,427	335,603	—	—	335,603

Institutional brokerage
Equity brokerage	52,685	—	—	52,685	34,062	—	—	34,062
Fixed income services	37,026	—	—	37,026	56,037	—	—	56,037
Total institutional brokerage	89,711	—	—	89,711	90,099	—	—	90,099

Interest income	5,454	—	—	5,454	1,485	—	—	1,485
Investment income/(loss)	(162)	(2,028)	—	(2,190)	13,593	7,453	—	21,046

Total revenues	336,430	(2,028)	—	334,402	440,780	7,453	—	448,233

Interest expense	1,024	—	1,625	2,649	450	—	2,218	2,668

Net revenues	335,406	(2,028)	(1,625)	331,753	440,330	7,453	(2,218)	445,565

Total non-interest expenses	277,489	1,771	33,591	312,851	324,306	976	44,573	369,855

Pre-tax income	$57,917	$(3,799)	$(35,216)	$18,902	$116,024	$6,477	$(46,791)	$75,710

Pre-tax margin	17.3%			5.7%	26.3%			17.0%
(1)The following is a summary of the adjustments needed to reconcile our consolidated U.S. GAAP financial results to the adjusted, non-GAAP financial results:
Noncontrolling interests – The impacts of consolidating noncontrolling interests in our alternative asset management funds are not included in our adjusted financial results.
Other adjustments – The following items are not included in our adjusted financial results:

	Three Months Ended September 30,
(Amounts in thousands)	2022	2021
Interest expense on long-term financing	$1,625	$2,218

Compensation from acquisition-related agreements	23,355	36,739
Acquisition-related restructuring and integration costs	6,467	314
Amortization of intangible assets related to acquisitions	3,769	7,520
	33,591	44,573

Total other adjustments	$35,216	$46,791

Net revenues on a U.S. GAAP basis were $331.8 million for the three months ended September 30, 2022, compared with $445.6 million in the prior-year period. For the three months ended September 30, 2022, adjusted net revenues were $335.4 million, compared with $440.3 million in the third quarter of 2021. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise.

The following table provides supplemental business information:

	Three Months Ended
	September 30,
	2022	2021
Advisory services
Completed M&A and restructuring transactions	55	68
Completed capital advisory transactions	17	31
Total completed advisory transactions	72	99

Corporate financings
Total equity transactions priced	20	50
Book run equity transactions priced	18	29
Total debt and preferred transactions priced	7	16
Book run debt and preferred transactions priced	5	8

Municipal negotiated issues
Aggregate par value of issues priced (in billions)	$3.4	$5.3
Total issues priced	93	238

Equity brokerage
Number of shares traded (in billions)	2.6	2.0

Investment banking revenues comprise all of the revenues generated through advisory services activities, which include mergers and acquisitions ("M&A"), equity and debt private placements, debt and restructuring advisory, and municipal financial advisory transactions. Collectively, debt advisory transactions and equity and debt private placements are referred to as capital advisory transactions. Investment banking revenues also include equity and debt corporate financing activities and municipal financings.

In the third quarter of 2022, investment banking revenues decreased 28.1 percent to $241.4 million, compared with $335.6 million in the prior-year period. For the three months ended September 30, 2022, advisory services revenues were $174.8 million, down 18.4 percent compared to $214.2 million in the third quarter of 2021, due to fewer completed transactions as market volatility impacted transaction timelines, offset in part by a higher average fee. For the three months ended September 30, 2022, corporate financing revenues were $40.1 million, down 49.3 percent compared with $79.1 million for the three months ended September 30, 2021. Although the market for equity capital raising continues to remain largely shut, there was a brief period during the quarter when markets were more accommodating to capital raising. Activity for us during the third quarter of 2022 was principally in the healthcare and financial services sectors. Municipal financing revenues for the three months ended September 30, 2022 were $26.5 million, down 37.4 percent compared to $42.4 million in the prior-year period. Our activity in the third quarter of 2022 was primarily driven by our governmental business. Market conditions became more challenging during the quarter resulting from increased interest rates and volatility, combined with weakened investor demand, which drove a decline in market issuance and particularly lower refinancing activity.

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

For the three months ended September 30, 2022, institutional brokerage revenues were $89.7 million, down slightly compared with $90.1 million in the prior-year period. Equity brokerage revenues were $52.7 million in the third quarter of 2022, up 54.7 percent compared with $34.1 million in the corresponding period of 2021, due to the addition of Cornerstone Macro to our platform as well as elevated volatility which drove increased client activity. For the three months ended September 30, 2022, fixed income services revenues were $37.0 million, down 33.9 percent compared to $56.0 million in the prior-year period. Market conditions were extremely challenging during the quarter stemming from the sharp increase in rates combined with interest rate volatility, which resulted in muted client activity, particularly among our depository clients.

Interest income represents amounts earned from holding long inventory positions. For the three months ended September 30, 2022, interest income increased to $5.5 million, compared with $1.5 million for the three months ended September 30, 2021, driven by higher yields on our long inventory and cash balances.

Investment income/(loss) includes realized and unrealized gains and losses on investments, including amounts attributable to noncontrolling interests, in our merchant banking and healthcare funds, as well as management and performance fees generated from those funds. For the three months ended September 30, 2022, we recorded an investment loss of $2.2 million, compared with investment income of $21.0 million in the corresponding period of 2021. In the third quarter of 2022, we recorded unrealized losses on our investments and the noncontrolling interests in the alternative asset management funds that we manage reflecting lower equity market valuations. Excluding the impact of noncontrolling interests, adjusted investment loss was $0.2 million for the three months ended September 30, 2022, compared with adjusted investment income of $13.6 million for the three months ended September 30, 2021.

Interest expense represents amounts associated with financing, economically hedging and holding short inventory positions, including interest paid on our long-term financing arrangements, as well as commitment fees on our line of credit and revolving credit facility. For the three months ended September 30, 2022, interest expense decreased slightly to $2.6 million, compared with $2.7 million in the prior-year period, reflecting lower interest paid on long-term financing partially offset by higher funding balances. We repaid the $50 million of Class A unsecured senior notes upon maturity on October 15, 2021.

Pre-tax margin for the three months ended September 30, 2022 decreased to 5.7 percent, compared to 17.0 percent for the corresponding period of 2021. Adjusted pre-tax margin for the three months ended September 30, 2022 decreased to 17.3 percent, compared with 26.3 percent for the corresponding period of 2021. In the current quarter, the decrease in pre-tax margin for both U.S. GAAP and adjusted results was driven by lower net revenues, a higher compensation ratio and increased non-compensation expenses.

Financial Summary for the nine months ended September 30, 2022 and September 30, 2021

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of
				Net Revenues for the
	Nine Months Ended			Nine Months Ended
	September 30,			September 30,
			2022
(Amounts in thousands)	2022	2021	v2021	2022	2021
Revenues:
Investment banking	$733,061	$1,018,824	(28.0)%	70.9%	73.7%
Institutional brokerage	299,215	295,417	1.3	28.9	21.4
Interest income	13,846	5,215	165.5	1.3	0.4
Investment income/(loss)	(4,328)	71,508	N/M	(0.4)	5.2
Total revenues	1,041,794	1,390,964	(25.1)	100.7	100.6

Interest expense	7,205	8,144	(11.5)	0.7	0.6

Net revenues	1,034,589	1,382,820	(25.2)	100.0	100.0

Non-interest expenses:
Compensation and benefits	720,782	907,439	(20.6)	69.7	65.6
Outside services	39,004	29,004	34.5	3.8	2.1
Occupancy and equipment	46,857	42,225	11.0	4.5	3.1
Communications	38,104	32,457	17.4	3.7	2.3
Marketing and business development	32,574	12,733	155.8	3.1	0.9
Deal-related expenses	21,869	32,116	(31.9)	2.1	2.3
Trade execution and clearance	15,081	12,024	25.4	1.5	0.9
Restructuring and integration costs	9,323	3,882	140.2	0.9	0.3
Intangible asset amortization	10,083	22,560	(55.3)	1.0	1.6
Other operating expenses	9,213	15,743	(41.5)	0.9	1.1
Total non-interest expenses	942,890	1,110,183	(15.1)	91.1	80.3

Income before income tax expense	91,699	272,637	(66.4)	8.9	19.7

Income tax expense	28,533	67,852	(57.9)	2.8	4.9

Net income	63,166	204,785	(69.2)	6.1	14.8

Net income/(loss) applicable to noncontrolling interests	(9,407)	39,784	N/M	(0.9)	2.9

Net income applicable to Piper Sandler Companies	$72,573	$165,001	(56.0)%	7.0%	11.9%
N/M – Not meaningful

Except as discussed below, the description of non-interest expenses and net revenues as well as the underlying reasons for variances to prior year are substantially the same as the comparative quarterly discussion.

For the nine months ended September 30, 2022, we recorded net income applicable to Piper Sandler Companies of $72.6 million. Net revenues for the nine months ended September 30, 2022 decreased 25.2 percent to $1.03 billion, compared with $1.38 billion in the year-ago period. In the first nine months of 2022, investment banking revenues decreased 28.0 percent to $733.1 million, compared with $1.02 billion in the prior-year period, primarily driven by lower corporate financing revenues as well as lower advisory services revenues. For the nine months ended September 30, 2022, institutional brokerage revenues were $299.2 million, essentially flat compared with $295.4 million in the first nine months of 2021. In the first nine months of 2022, net interest income was $6.6 million, compared to net interest expense of $2.9 million in the prior year period. For the nine months ended September 30, 2022, we recorded an investment loss of $4.3 million, compared to investment income of $71.5 million in the prior-year period. In the first nine months of 2022, we recorded unrealized losses on our investments and the noncontrolling interests in the alternative asset management funds that we manage. Non-interest expenses were $942.9 million for the nine months ended September 30, 2022, down 15.1 percent compared to $1.11 billion in the year-ago period, primarily due to decreased compensation expenses resulting from lower revenues.
Consolidated Non-Interest Expenses
Restructuring and Integration Costs – For the nine months ended September 30, 2022, we incurred acquisition-related restructuring and integration costs of $9.3 million, primarily related to vacated leased office space associated with our acquisitions of Valence and Cornerstone Macro as well as transaction costs related to our 2022 acquisitions. For the nine months ended September 30, 2021, we incurred acquisition-related restructuring and integration costs of $3.9 million, primarily related to vacated leased office space associated with our acquisitions of Valence and TRS Advisors LLC.

Income Taxes – For the nine months ended September 30, 2022, our provision for income taxes was $28.5 million, which included a $5.3 million tax benefit related to stock-based compensation awards vesting at values greater than the grant price. Excluding the impact of this benefit and noncontrolling interests, our effective tax rate was 33.4 percent. The higher effective tax rate was driven by the impact of non-deductible expenses.

For the nine months ended September 30, 2021, our provision for income taxes was $67.9 million, which included a $2.3 million tax benefit related to stock-based compensation awards vesting at values greater than the grant price. Excluding the impact of this benefit and noncontrolling interests, our effective tax rate was 30.1 percent, which includes the impact of non-deductible covered employee compensation expense. Our effective tax rate was also impacted by non-deductible incremental compensation costs for an earnout related to the acquisition to Valence.

Financial Performance

The following table sets forth the adjusted, non-GAAP financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP financial results for the periods presented:

	Nine Months Ended September 30,
	2022				2021
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Amounts in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Advisory services	$555,364	$—	$—	$555,364	$615,682	$—	$—	$615,682
Corporate financing	88,526	—	—	88,526	297,602	—	—	297,602
Municipal financing	89,171	—	—	89,171	105,540	—	—	105,540
Total investment banking	733,061	—	—	733,061	1,018,824	—	—	1,018,824

Institutional brokerage
Equity brokerage	153,865	—	—	153,865	112,169	—	—	112,169
Fixed income services	145,350	—	—	145,350	183,248	—	—	183,248
Total institutional brokerage	299,215	—	—	299,215	295,417	—	—	295,417

Interest income	13,846	—	—	13,846	5,215	—	—	5,215
Investment income/(loss)	(951)	(3,377)	—	(4,328)	28,720	42,788	—	71,508

Total revenues	1,045,171	(3,377)	—	1,041,794	1,348,176	42,788	—	1,390,964

Interest expense	2,330	—	4,875	7,205	1,422	—	6,722	8,144

Net revenues	1,042,841	(3,377)	(4,875)	1,034,589	1,346,754	42,788	(6,722)	1,382,820

Total non-interest expenses	849,191	6,030	87,669	942,890	991,521	3,004	115,658	1,110,183

Pre-tax income	$193,650	$(9,407)	$(92,544)	$91,699	$355,233	$39,784	$(122,380)	$272,637

Pre-tax margin	18.6%			8.9%	26.4%			19.7%
(1)     The following is a summary of the adjustments needed to reconcile our consolidated U.S. GAAP financial results to the adjusted, non-GAAP financial results:
Noncontrolling interests – The impacts of consolidating noncontrolling interests in our alternative asset management funds are not included in our adjusted financial results.
Other adjustments – The following items are not included in our adjusted financial results:

	Nine Months Ended September 30,
(Amounts in thousands)	2022	2021
Interest expense on long-term financing	$4,875	$6,722

Compensation from acquisition-related agreements	68,263	89,216
Acquisition-related restructuring and integration costs	9,323	3,882
Amortization of intangible assets related to acquisitions	10,083	22,560
	87,669	115,658

Total other adjustments	$92,544	$122,380

Net revenues on a U.S. GAAP basis were $1.03 billion for the nine months ended September 30, 2022, compared with $1.38 billion in the prior-year period. In the first nine months of 2022, adjusted net revenues were $1.04 billion, compared with $1.35 billion in the first nine months of 2021. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise.

The following table provides supplemental business information:

	Nine Months Ended
	September 30,
	2022	2021
Advisory services
Completed M&A and restructuring transactions	158	176
Completed capital advisory transactions	66	100
Total completed advisory transactions	224	276

Corporate financings
Total equity transactions priced	35	169
Book run equity transactions priced	29	108
Total debt and preferred transactions priced	28	41
Book run debt and preferred transactions priced	17	20

Municipal negotiated issues
Aggregate par value of issues priced (in billions)	$11.4	$13.4
Total issues priced	425	732

Equity brokerage
Number of shares traded (in billions)	8.2	7.5

In the first nine months of 2022, investment banking revenues were $733.1 million, down 28.0 percent compared to $1.02 billion in the corresponding period of the prior year. For the nine months ended September 30, 2022, advisory services revenues were $555.4 million, down 9.8 percent compared with $615.7 million in the first nine months of 2021, due to fewer completed transactions, partially offset by a higher average fee. For the nine months ended September 30, 2022, corporate financing revenues were $88.5 million, down 70.3 percent compared to $297.6 million in the prior-year period, as the market for equity capital raising remains largely shut due to market volatility, declining valuations and a cautious investor outlook stemming from economic concerns. Activity for us during the first nine months of 2022 was primarily in the financial services and healthcare sectors. Municipal financing revenues for the nine months ended September 30, 2022 were $89.2 million, down 15.5 percent compared to $105.5 million in the year-ago period, due primarily to a decline in issuance activity driven by higher nominal interest rates and increased rate volatility. In the first nine months of 2022, our results were driven by solid performance in both our governmental business and specialty sectors.

For the nine months ended September 30, 2022, institutional brokerage revenues increased to $299.2 million, compared with $295.4 million in the prior-year period. Equity brokerage revenues increased 37.2 percent to $153.9 million in the first nine months of 2022, compared with $112.2 million in the corresponding period of 2021, due to the addition of Cornerstone Macro to our platform as well as increased client activity driven by elevated volatility. For the nine months ended September 30, 2022, fixed income services revenues were $145.4 million, down 20.7 percent compared to $183.2 million in the prior-year period, due to lower client activity driven by difficult market conditions resulting from interest rate volatility and tightening of monetary policy.

Interest income for the nine months ended September 30, 2022 increased to $13.8 million, compared with $5.2 million in the prior-year period, reflecting higher interest rates on our long inventory and cash balances.

For the nine months ended September 30, 2022, we recorded an investment loss of $4.3 million, compared to investment income of $71.5 million in the year-ago period. In the first nine months of 2022, we recorded unrealized losses on our investments and the noncontrolling interests in the alternative asset management funds that we manage. Excluding the impact of noncontrolling interests, adjusted investment loss was $1.0 million for the nine months ended September 30, 2022, compared with adjusted investment income of $28.7 million for the nine months ended September 30, 2021.

Interest expense for the nine months ended September 30, 2022 was $7.2 million, compared with $8.1 million in the prior-year period. The decrease was primarily due to lower interest paid on long-term financings, partially offset by higher interest rates on short inventory balances. We repaid the $50 million of Class A unsecured senior notes upon maturity on October 15, 2021. Excluding the impact of interest expense on long-term financing, adjusted interest expense was $2.3 million and $1.4 million for the nine months ended September 30, 2022 and 2021, respectively.

Pre-tax margin for the nine months ended September 30, 2022 was 8.9 percent, compared to 19.7 percent for the nine months ended September 30, 2021. Adjusted pre-tax margin for the nine months ended September 30, 2022 decreased to 18.6 percent, compared with 26.4 percent for the corresponding period of 2021. In the first nine months of 2022, the decrease in pre-tax margin on both a U.S. GAAP and adjusted basis was driven by lower revenue levels, a higher compensation ratio and increased non-compensation expenses.

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

We anticipate completing our 2022 annual goodwill and intangible asset impairment testing in the fourth quarter of 2022.

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

Our acquisition of DBO Partners, which closed on October 7, 2022, was funded through cash flows from operations.

Our dividend policy is intended to return between 30 percent and 50 percent of our fiscal year adjusted net income to shareholders. Our board of directors determines the declaration and payment of dividends and is free to change our dividend policy at any time. Our board of directors declared the following dividends on shares of our common stock:

Declaration Date		Dividend Per Share	Record Date	Payment Date
Related to 2020:
February 4, 2021	(1)	$1.85	March 3, 2021	March 12, 2021
Related to 2021:
February 4, 2021		$0.40	March 3, 2021	March 12, 2021
April 30, 2021		$0.45	May 28, 2021	June 11, 2021
July 30, 2021		$0.55	August 27, 2021	September 10, 2021
October 29, 2021	(1)	$3.00	November 23, 2021	December 10, 2021
October 29, 2021		$0.55	November 23, 2021	December 10, 2021
February 10, 2022	(1)	$4.50	March 2, 2022	March 11, 2022
Related to 2022:
February 10, 2022		$0.60	March 2, 2022	March 11, 2022
April 29, 2022		$0.60	May 27, 2022	June 10, 2022
July 29, 2022		$0.60	August 26, 2022	September 9, 2022
October 28, 2022		$0.60	November 23, 2022	December 9, 2022
(1)Represents a special cash dividend.

As part of our capital management strategy, we repurchase our common stock over time in order to offset the dilutive effect of our employee stock-based compensation awards and our grants of acquisition-related restricted stock, as well as to return capital to shareholders.

Effective May 6, 2022, our board of directors authorized the repurchase of up to $150.0 million in common shares through December 31, 2024. At September 30, 2022, we had $138.2 million remaining under this authorization. Effective January 1, 2022, our board of directors authorized the repurchase of up to $150.0 million in common shares through December 31, 2023, and we repurchased the full amount of this authorization during the nine months ended September 30, 2022. During the nine months ended September 30, 2022, we repurchased 1,245,013 shares of our common stock at an average price of $129.95 per share for an aggregate purchase price of $161.8 million related to these authorizations.

We also purchase shares of common stock from restricted stock award recipients upon the award vesting or as recipients sell shares to meet their employment tax obligations. During the first nine months of 2022, we purchased 161,364 shares of our common stock at an average price of $148.82 per share for an aggregate purchase price of $24.0 million for these purposes.

Leverage

The following table presents total assets, adjusted assets, total shareholders' equity and tangible common shareholders' equity with the resulting leverage ratios:

	September 30,	December 31,
(Dollars in thousands)	2022	2021
Total assets	$2,041,835	$2,565,307
Deduct: Goodwill and intangible assets	(374,597)	(347,286)
Deduct: Right-of-use lease asset	(89,092)	(71,341)
Deduct: Assets from noncontrolling interests	(192,542)	(168,675)
Adjusted assets	$1,385,604	$1,978,005

Total shareholders' equity	$1,192,769	$1,226,855
Deduct: Goodwill and intangible assets	(374,597)	(347,286)
Deduct: Noncontrolling interests	(192,283)	(164,645)
Tangible common shareholders' equity	$625,889	$714,924

Leverage ratio (1)	1.7	2.1

Adjusted leverage ratio (2)	2.2	2.8
(1)Leverage ratio equals total assets divided by total shareholders' equity.
(2)Adjusted leverage ratio equals adjusted assets divided by tangible common shareholders' equity.

Adjusted assets and tangible common shareholders' equity are non-GAAP financial measures. Goodwill and intangible assets are subtracted from total assets and total shareholders' equity in determining adjusted assets and tangible common shareholders' equity, respectively, as we believe that goodwill and intangible assets do not constitute operating assets that can be deployed in a liquid manner. The right-of-use lease asset is also subtracted from total assets in determining adjusted assets as it is not an operating asset that can be deployed in a liquid manner. Amounts attributed to noncontrolling interests are subtracted from total assets and total shareholders' equity in determining adjusted assets and tangible common shareholders' equity, respectively, as they represent assets and equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Sandler Companies. We view the resulting measure of adjusted leverage, also a non-GAAP financial measure, as a more relevant measure of financial risk when comparing financial services companies. Our adjusted leverage ratio decreased from December 31, 2021, due to a decline in cash and cash equivalents driven by annual incentive compensation payments in the first quarter of 2022 and repurchases of our common stock during the first nine months of 2022.

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

Pershing Clearing Arrangement – We have established an arrangement to obtain financing from Pershing related to the majority of our trading activities. Under our fully disclosed clearing agreement, all of our securities inventories with the exception of convertible securities, and all of our customer activities are held by or cleared through Pershing. Financing under this arrangement is secured primarily by securities, and collateral limitations could reduce the amount of funding available under this arrangement. Our clearing arrangement activities are recorded net from trading activity and reported within receivables from or payables to brokers, dealers and clearing organizations. The funding is at the discretion of Pershing (i.e., uncommitted) and could be denied without a notice period. Our fully disclosed clearing agreement includes a covenant requiring Piper Sandler & Co., our U.S. broker dealer subsidiary, to maintain excess net capital of $120 million. At September 30, 2022, we had less than $0.1 million of financing outstanding under this arrangement.

Clearing Arrangement with Bank Financing – In the second quarter of 2021, we established a financing arrangement with a U.S. branch of Canadian Imperial Bank of Commerce ("CIBC") related to our convertible securities inventories. Under this arrangement, our convertible securities inventories are cleared through a broker dealer affiliate of CIBC, and held and financed by CIBC. Our convertible securities inventories are generally economically hedged by the underlying common stock or the stock options of the underlying common stock. Financing under this arrangement is secured primarily by convertible securities and collateral limitations could reduce the amount of funding available. The funding is at the discretion of CIBC (i.e., uncommitted) and could be denied subject to a notice period. This arrangement is reported within receivables from or payables to brokers, dealers, and clearing organizations, net of trading activity. At September 30, 2022, we had $71.7 million of financing outstanding under this arrangement.

Prime Broker Arrangement – We previously had an overnight financing arrangement with a broker dealer related to our convertible securities inventories. In the second quarter of 2021, we replaced this arrangement with the clearing arrangement with bank financing.

Committed Line – Our committed line is a one-year $100 million revolving secured credit facility. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, and the unpaid principal amount of all advances under the facility will be due on December 9, 2022. This credit facility has been in place since 2008 and we anticipate being able to renew the facility for another one-year term in the fourth quarter of 2022. At September 30, 2022, we had no advances against this line of credit.

Revolving Credit Facility – Our parent company, Piper Sandler Companies, has an unsecured $65 million revolving credit facility with U.S. Bank N.A. The credit agreement will terminate on December 20, 2022, unless otherwise terminated, and is subject to a one-year extension exercisable at our option. We anticipate exercising the one-year extension in the fourth quarter of 2022. At September 30, 2022, there were no advances against this credit facility.

This credit facility includes customary events of default and covenants that, among other things, require Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, limit our leverage ratio, require maintenance of a minimum ratio of operating cash flow to fixed charges, and impose certain limitations on our ability to make acquisitions and make payments on our capital stock. At September 30, 2022, we were in compliance with all covenants.

The following table presents the average balances outstanding for our various funding sources by quarter for 2022 and 2021:

	Average Balance for the Three Months Ended
(Amounts in millions)	Sept. 30, 2022	June 30, 2022	Mar. 31, 2022
Funding source:
Pershing clearing arrangement	$38.8	$19.7	$3.8
Clearing arrangement with bank financing	69.0	83.3	110.3
Prime broker arrangement	—	—	—
Total	$107.8	$103.0	$114.1

	Average Balance for the Three Months Ended
(Amounts in millions)	Dec. 31, 2021	Sept. 30, 2021	June 30, 2021	Mar. 31, 2021
Funding source:
Pershing clearing arrangement	$4.1	$12.1	$5.2	$6.9
Clearing arrangement with bank financing	92.7	84.2	49.9	—
Prime broker arrangement	—	—	8.0	57.2
Total	$96.8	$96.3	$63.1	$64.1

The average funding in the third quarter of 2022 increased to $107.8 million, compared with $96.3 million during the third quarter of 2021, primarily due to higher average inventory balances.

The following table presents the maximum daily funding amount by quarter for 2022 and 2021:

(Amounts in millions)	2022	2021
First Quarter	$366.3	$141.5
Second Quarter	$409.5	$306.2
Third Quarter	$996.5	$228.1
Fourth Quarter		$170.3
The higher maximum daily funding amount for the third quarter of 2022 was the result of accommodating a shortened settlement timeframe for one of our equity clients.

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

The Class B Notes include customary events of default and covenants that, among other things, require Piper Sandler & Co. to maintain a minimum regulatory net capital, limit our leverage ratio and require maintenance of a minimum ratio of operating cash flow to fixed charges. At September 30, 2022, we were in compliance with all covenants.

Capital Requirements

As a registered broker dealer and member firm of the Financial Industry Regulatory Authority, Inc. ("FINRA"), Piper Sandler & Co. is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule which requires that we maintain minimum net capital of $1.0 million. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain approvals, notifications and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. At September 30, 2022, our net capital under the SEC's uniform net capital rule was $223.5 million, and exceeded the minimum net capital required under the SEC rule by $222.5 million.

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

At September 30, 2022, Piper Sandler Ltd., our broker dealer subsidiary registered in the U.K., was subject to, and was in compliance with, the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority pursuant to the Financial Services Act of 2012.

Piper Sandler Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At September 30, 2022, Piper Sandler Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Off-Balance Sheet Arrangements

In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes the notional contract value of our off-balance sheet arrangements for the periods presented:

	Expiration Per Period at December 31,						Total Contractual Amount
				2025	2027		September 30,	December 31,
(Amounts in thousands)	2022	2023	2024	- 2026	- 2028	Later	2022	2021
Customer matched-book derivative contracts (1) (2)	$8,430	$1,080	$16,290	$9,120	$55,305	$1,357,366	$1,447,591	$1,630,056
Trading securities derivative contracts (2)	106,300	82,750	—	—	—	5,000	194,050	65,925
Investment commitments (3)	—	—	—	—	—	—	76,290	80,562
(1)Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with one major financial institution, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $156.1 million at September 30, 2022) who are not required to post collateral. The uncollateralized amounts, representing the fair value of the derivative contracts, expose us to the credit risk of these counterparties. At September 30, 2022, we had $10.0 million of credit exposure with these counterparties, including $6.3 million of credit exposure with one counterparty.
(2)We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At September 30, 2022 and December 31, 2021, the net fair value of these derivative contracts approximated $11.5 million and $19.8 million, respectively.
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

Investment Commitments

We have investments, including those made as part of our alternative asset management activities, in various limited partnerships or limited liability companies that make direct or indirect equity or debt investments in companies. We commit capital and/or act as the managing partner of these entities. We have committed capital of $76.3 million to certain entities and these commitments generally have no specified call dates.

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

We estimate that a parallel 50 basis point adverse change in the market would result in a decrease of approximately $0.2 million in the carrying value of our fixed income securities inventory as of September 30, 2022, including the effect of the hedging transactions.

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

A key tenet of our risk management procedures related to credit risk is the daily monitoring of the credit quality of our long fixed income securities inventory. These rating trends and the credit quality mix are regularly reviewed with the executive financial risk committee. The following table summarizes the credit rating for our long corporate fixed income, municipal (taxable and tax-exempt), and U.S. government and agency securities as a percentage of the total of these asset classes as of September 30, 2022:

	AAA	AA	A	BBB	BB	Not Rated
Corporate fixed income securities	—%	—%	0.3%	0.7%	—%	—%
Municipal securities - taxable and tax-exempt	15.6%	45.3%	11.4%	2.1%	0.9%	6.7%
U.S. government and agency securities	—%	16.8%	0.1%	—%	—%	0.1%
	15.6%	62.1%	11.8%	2.8%	0.9%	6.8%

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

We have concentrated counterparty credit exposure with four non-publicly rated entities totaling $10.0 million at September 30, 2022. This counterparty credit exposure is part of our matched-book derivative program related to our public finance business, consisting primarily of interest rate swaps. One derivative counterparty represented 62.8 percent, or $6.3 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

During the third quarter of our fiscal year ending December 31, 2022, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below sets forth the information with respect to purchases made by or on behalf of Piper Sandler Companies or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the quarter ended September 30, 2022.

				Total Number of Shares	Approximate Dollar
				Purchased as Part of	Value of Shares Yet to be
	Total Number of		Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased		Paid per Share	Plans or Programs	Plans or Programs (1)
Month #1
(July 1, 2022 to July 31, 2022)	28,300		$103.90	28,300	$154	million
Month #2
(August 1, 2022 to August 31, 2022)	21,669		$124.15	—	$154	million
Month #3
(September 1, 2022 to September 30, 2022)	148,948	(2)	$107.27	148,326	$138	million
Total	198,917		$108.63	176,626	$138	million

(1)	Effective January 1, 2022, our board of directors authorized the repurchase of up to $150.0 million of common stock through December 31, 2023, and we repurchased the full amount of this authorization during the nine months ended September 30, 2022. Additionally, effective May 6, 2022, our board of directors authorized the repurchase of up to $150.0 million of common stock through December 31, 2024.
(2)
Consists of 148,326 shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent at an average price of $107.28 per share, and 622 shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price of $104.59 per share.

ITEM 6.    EXHIBITS.

Exhibit Index
Exhibit		Method
Number	Description	of Filing

3.1	Amended and Restated Certificate of Incorporation.	(1)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	(2)
3.3	Amended and Restated Bylaws (as of January 3, 2020).	(3)
10.1	Piper Sandler Companies 2022 Employment Inducement Award Plan. †	(4)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer.	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith
32.1	Section 1350 Certifications.	Furnished herewith
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.
		Filed herewith
104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL.	Filed herewith
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
(4)    Filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8, filed with the SEC on September 23, 2022, and incorporated herein by reference.
†    This exhibit is a management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIPER SANDLER COMPANIES

Date:	November 1, 2022	By	/s/ Chad R. Abraham
		Name	Chad R. Abraham
		Its	Chairman and Chief Executive Officer

Date:	November 1, 2022	By	/s/ Timothy L. Carter
		Name	Timothy L. Carter
		Its	Chief Financial Officer