Form 10-K
period 2022-12-31
PIPER SANDLER COMPANIES
filed 2023-02-24
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☑
The aggregate market value of the 16,867,798 shares of the registrant's Common Stock, par value $0.01 per share, held by non-affiliates based upon the last sale price, as reported on the New York Stock Exchange, of the Common Stock on June 30, 2022 was approximately $1.9 billion.
As of February 17, 2023, the registrant had 17,887,304 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant's Proxy Statement for its 2023 Annual Meeting of Shareholders to be held on May 17, 2023.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2022 (this "Form 10-K") contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements include, among other things, statements other than historical information or statements of current conditions and may relate to our future plans and objectives and results, and also may include our belief regarding the effect of various legal proceedings, as set forth under "Legal Proceedings" in Part I, Item 3 of this Form 10-K and in our subsequent reports filed with the Securities and Exchange Commission ("SEC"). Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under "Risk Factors" in Part I, Item 1A of this Form 10-K, as well as those factors discussed under "External Factors Impacting Our Business" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Form 10-K and in our subsequent reports filed with the SEC. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.

ITEM 1.     BUSINESS.

Overview

Piper Sandler Companies is an investment bank and institutional securities firm, serving the needs of corporations, private equity groups, public entities, non-profit entities and institutional investors in the U.S. and internationally. Founded in 1895, Piper Sandler Companies provides a broad set of products and services, including financial advisory services; equity and debt capital markets products; public finance services; institutional brokerage; fundamental equity and macro research services; fixed income services; and alternative asset management strategies. Our headquarters are located in Minneapolis, Minnesota and we have offices across the United States and international locations in London, Aberdeen and Hong Kong.

Our Business

We operate in one reportable segment providing investment banking services, institutional sales and trading services for various equity and fixed income products, and research services.

•Investment Banking – For our corporate clients and financial sponsors, we provide advisory services, which includes mergers and acquisitions ("M&A"); equity and debt private placements; and debt and restructuring advisory. We also help raise capital through equity and debt financings. We operate in the following focus sectors: healthcare; financial services; consumer; energy and power; diversified industrials and services; technology; and chemicals, primarily focusing on middle-market clients. For our government and non-profit clients, we underwrite municipal issuances, provide municipal financial advisory and loan placement services, and offer various over-the-counter derivative products. Our public finance investment banking capabilities focus on state and local governments, cultural and social service non-profit entities, special districts, project finance, and the education, healthcare, hospitality, senior living, housing and transportation sectors.

•Equity and Fixed Income Institutional Brokerage – We offer both equity and fixed income advisory and trade execution services for institutional investors, corporations, and government and non-profit entities. Integral to our capital markets efforts, we have equity sales and trading relationships with institutional investors in North America and Europe that invest in our core sectors. Our fundamental equity research analysts provide investment ideas and support to our trading clients on approximately 1,000 companies. Our macro research teams provide a comprehensive overview of global trends, such as economic and energy trends, as well as policy actions and political developments. Fixed income services provides advice on balance sheet management, investment strategy and customized portfolio solutions. We provide fixed income sales and trading solutions to banks, registered investment advisors, public entities, credit unions, and insurance companies. We principally engage in trading activities to facilitate customer activity.

•Alternative Asset Management Funds – We have created alternative asset management funds in merchant banking and healthcare in order to invest firm capital and to manage capital from outside investors.

Financial Information about Geographic Areas

As of December 31, 2022, the substantial majority of our net revenues and long-lived assets were located in the U.S.

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

Human Capital

Piper Sandler Companies connects capital with opportunity to create value and build a better future, and our employees have been critical to achieving this mission throughout our operating history of more than 125 years. We believe that great people working together as a team are our competitive advantage, and it is crucial that we continue to attract and retain talented employees. As part of these efforts, we strive to offer a competitive compensation and benefits program; provide training and development opportunities; foster a community where everyone feels included and empowered to do their best work; and give employees the opportunity to give back to their communities.

As of December 31, 2022, we had 1,790 full-time employees, of which 1,690 were employed in the United States and 100 in the United Kingdom and Hong Kong. Approximately 1,320 of our employees were registered with the Financial Industry Regulatory Authority, Inc. ("FINRA") as of December 31, 2022. One key metric we use to benchmark our firm to industry peer companies is the number of investment banking managing directors. At December 31, 2022, we had 159 corporate investment banking managing directors.

Compensation and Benefits Program – Our compensation program is designed to attract, reward and retain employees who possess the skills necessary to support our business objectives and assist in the achievement of our strategic goals. We provide employees with competitive compensation packages that include base salary, annual incentive bonuses, length of service awards, and equity awards. For further information on the restricted shares we grant to employees as part of year-end compensation, see Note 19 to our consolidated financial statements in Part II, Item 8 of this Form 10-K. In addition to cash and equity compensation, we offer benefits such as life and health (medical, dental and vision) insurance, paid time off, tuition reimbursement and a 401(k) plan. We also offer family support services, such as paid parental leave, fertility benefits and adoption assistance, as well as various health and wellness programs. We believe our programs align both individual employees and long-term company performance with stockholder interests.

Training and Development – A core tenet of our talent system is to develop talent from within and to supplement with external candidates. We provide opportunities for employees to grow and build their careers through various training and development programs. We also have a talent and succession planning process, which is reviewed annually with our board of directors.

Diversity, Equity and Inclusion ("DEI") – We believe that diverse teams with unique backgrounds, skills and experiences yield more innovative solutions. This is reflected in our commitment to attract, retain and develop a diverse and talented workforce in a high-quality, equitable and inclusive environment.

We maintain several programs and partnerships to help us attract a diverse array of exceptional talent, including the Career Exploration Program, the Piper Sandler MBA Fellowship Program and community partnerships with organizations that focus on coaching, training and mentorship to help close the career opportunity gaps for underrepresented college students. The Career Exploration Program, designed to attract high-achieving undergraduate students from underrepresented backgrounds, serves as a direct pipeline for summer internship opportunities that have the potential to convert to full-time positions. The Piper Sandler MBA Fellowship Program is designed to attract full-time MBA students from underrepresented backgrounds and provides each participant with financial compensation and a summer associate internship.

We are focused on building an inclusive culture through a variety of initiatives supported by our DEI committee, including mentorship and training. Our employee resource groups also serve as a source of inclusion and engagement for our employees, in addition to supporting our efforts to recruit a diverse workforce. Our employee resource groups consist of Multicultural, Pride, Veterans, Women's, and Young Professionals networks, and each employee resource group is sponsored and supported by senior leaders across the firm.

Community Leadership – We are committed to contributing our talents and resources to serve the communities in which we live and work through the Piper Sandler Foundation, various charitable campaigns, employee programs and volunteerism. We believe this commitment assists in our efforts to attract and retain employees. In 2022, we donated a total of $7.0 million through employee donations, our corporate matching gifts programs and corporate grants. Our employees committed to $2.2 million in donations to 1,645 charities in 2022 through our Annual Charitable Giving Campaign, a two-week campaign when Piper Sandler Companies matches each employee's donations up to $5,000.

Regulation

As a participant in the financial services industry, our business is regulated by U.S. federal and state regulatory agencies, self-regulatory organizations ("SROs") and securities exchanges, and by foreign governmental agencies, financial regulatory bodies and securities exchanges. We are subject to complex and extensive regulation of most aspects of our business, including the manner in which securities transactions are effected, net capital requirements, financial and electronic recordkeeping and reporting procedures, relationships and conflicts with customers, the handling of cash and margin accounts, conduct, experience and training requirements for certain employees, and the manner in which we prevent and detect money-laundering and bribery activities. The regulatory framework of the financial services industry is designed primarily to safeguard the integrity of the capital markets and to protect customers, not creditors or shareholders.

The laws, rules and regulations comprising this regulatory framework can (and do) change frequently, as can the interpretation and enforcement of existing laws, rules and regulations. Conditions in the global financial markets and economy can cause legislators and regulators to increase the examination, enforcement and rule-making activity directed toward the financial services industry. The intensity of the regulatory environment may correlate with the level and nature of our legal proceedings for a given period, and increased intensity could have an adverse effect on our business, financial condition, and results of operations.

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

Entities in the jurisdictions identified above are also subject to anti-money laundering regulations. Piper Sandler & Co. is subject to the USA PATRIOT Act of 2001, which contains anti-money laundering and financial transparency laws and mandates the implementation of various regulations requiring us to implement standards for verifying client identification at the time the client relationship is initiated, monitoring client transactions and reporting suspicious activity. Our entities in Hong Kong, the United Kingdom and Guernsey are subject to similar anti-money laundering laws and regulations in those jurisdictions. We are also subject to the U.S. Foreign Corrupt Practices Act as well as other anti-bribery laws in the jurisdictions in which we operate. These laws generally prohibit companies and their intermediaries from engaging in bribery or making other improper payments to foreign officials for the purpose of obtaining or retaining business or gaining an unfair business advantage.

We maintain subsidiaries that are registered as investment advisors with the SEC and subject to regulation and oversight by the SEC. PSC Capital Partners LLC, Piper Sandler Advisors LLC, Piper Heartland Healthcare Capital LLC and Piper Sandler Finance Management LLC are asset management subsidiaries and registered investment advisors. As registered investment advisors, these entities are subject to requirements that relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, financial and electronic recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between advisor and advisory clients, as well as general anti-fraud prohibitions. Piper Sandler & Co. is also a registered investment advisor and subject to these requirements. Parallel General Partners Limited is the general partner of several private equity limited partnerships; it and the limited partnerships are registered and regulated by the GFSC.

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

Information About our Executive Officers

Information regarding our executive officers and their ages as of February 17, 2023, are as follows:

Name	Age	Position(s)
Chad R. Abraham	54	Chief Executive Officer
Debbra L. Schoneman	54	President
Timothy L. Carter	55	Chief Financial Officer
James P. Baker	55	Global Co-Head of Investment Banking and Capital Markets
Michael R. Dillahunt	54	Global Co-Head of Investment Banking and Capital Markets
Jonathan J. Doyle	57	Vice Chairman and Head of Financial Services Group
John W. Geelan	47	General Counsel and Secretary

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

Additional Information

Our principal executive offices are located at 800 Nicollet Mall, Suite 900, Minneapolis, Minnesota 55402, and our general telephone number is (612) 303-6000. We maintain an Internet Web site at http://www.pipersandler.com. The information contained on and connected to our Web site is not incorporated into this Form 10-K. We make available free of charge on or through our Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and all other reports we file with the SEC, as soon as reasonably practicable after we electronically file these reports with, or furnish them to, the SEC. Such reports are also available on the SEC's Web site at http://www.sec.gov. "Piper Sandler," the "Company," "registrant," "we," "us" and "our" refer to Piper Sandler Companies and our subsidiaries. The Piper Sandler logo and the other trademarks, tradenames and service marks of Piper Sandler Companies mentioned in this report or elsewhere, including, but not limited to, PIPER SANDLER®, PIPER JAFFRAY®, REALIZE THE POWER OF PARTNERSHIP®, CORNERSTONE MACRO®, SIMMONS ENERGY | A DIVISION OF PIPER SANDLER®, SIMMONS ENERGY | A DIVISION OF PIPER JAFFRAY®, SIMMONS ENERGY®, SIMMONS & COMPANY INTERNATIONAL®, SIMMONSCO-INTL®, PIPER SANDLER FINANCESM, BIOINSIGHTS®, TAKING STOCK WITH TEENS®, HEALTHY ACTIVE AND SUSTAINABLE LIVING® and GUIDES FOR THE JOURNEY®, are the property of Piper Sandler Companies.

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

Economic and market conditions have had, and will continue to have, a direct and material impact on our results of operations and financial condition because performance in the financial services industry is heavily influenced by the overall strength of economic conditions and financial market activity. For example:

•In 2022, our business was significantly impacted by historic levels of market volatility. As a result of this volatility, our equity capital markets, and to a lesser extent, advisory businesses, suffered from a significant decline in market activity during the year, which negatively impacted our firm-wide results. In addition, higher nominal rates and interest rate volatility dampened client activity and issuance levels across our fixed income institutional brokerage and public finance businesses. The U.S. Federal Reserve raised interest rates seven times during 2022, and it has indicated that it will continue to raise rates in 2023. Although the U.S. economy proved relatively resilient in 2022, it is expected that further tightening by the U.S. Federal Reserve in 2023 will impact economic growth, which could negatively impact our results of operations. We believe that the trajectory of market conditions in 2023 will be dependent on a number of factors, including, but not limited to, a continued moderation of the pace of inflation, the number and magnitude of interest rate increases, the magnitude and duration of any economic recession, and the continued effects of sanctions and macroeconomic uncertainty stemming from the war in Ukraine. Widespread concern or doubts in the market about U.S. or global economic conditions, the potential for financial contagion or widespread corporate or government defaults, the possibility of the broader outbreak of armed conflict in Eastern Europe, geopolitical tensions concerning Taiwan, or the pace, impact, or effectiveness of the actions by the U.S. Federal Reserve intended to manage the rate of inflation through interest rate increases, or the efficacy or adequacy of government measures enacted to support the U.S. and global economy, could erode the outlook for macroeconomic conditions, economic growth, and business confidence, which would negatively impact our businesses.

•Our equities investment banking revenues from our advisory and equity capital markets businesses are directly related to macroeconomic conditions and corresponding financial market activity. Our equities investment banking business overall, but especially our capital markets business, benefits from cycles of strong financial market activity and company valuations. As an example, a significant portion of our equities investment banking revenues in recent years has been derived from advisory and capital markets engagements in our focus sectors, and activity in this area is highly correlated to the macroeconomic environment and market conditions. During periods of heightened volatility, financial market activity can significantly decline, as we experienced with respect to equity capital markets activity in 2022, and our business suffers reduced revenues as a result. If the outlook for macroeconomic conditions in 2023 were to deteriorate further, the level of financial market activity could continue to decrease, which would reduce our equities investment banking revenues more generally. Continued market volatility or uncertainty related to a decline in the U.S. or global macroeconomic outlook, including as a result of actions taken or to be taken by central banks, including the U.S. Federal Reserve, could cause financial market activity to continue to decrease, which would also negatively affect our equities investment banking revenues. In addition, global macroeconomic conditions and U.S. financial markets remain vulnerable to the potential risks posed by exogenous shocks, which could include, among other things, political or social unrest or financial uncertainty in the United States and the European Union, including the potential for financial contagion or widespread corporate or government defaults, renewed concern about China's economy or financial sector, the wider outbreak of armed conflict in Eastern Europe, geopolitical tensions concerning Taiwan, and complications involving terrorism and armed conflicts around the world, or other challenges to global trade or travel. More generally, because our business is closely correlated to the macroeconomic outlook, a significant deterioration in that outlook or an exogenous shock would likely have an immediate and significant negative impact on our equities investment banking business and our overall results of operations.

It is difficult to predict the economic and market conditions for 2023, which are dependent upon global and U.S. economic conditions and geopolitical events globally. Our smaller scale and the cyclical nature of the economy and the financial services industry leads to volatility in our financial results, including our operating margins, compensation ratios, business mix, and revenue and expense levels. Our financial performance may be limited by the fixed nature of certain expenses, the impact from unanticipated losses or expenses during the year, our business mix, and the inability to scale back costs in a timeframe to match decreases in revenue-related changes in market and economic conditions. As a result, our financial results may vary significantly from quarter to quarter and year to year.

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

Our results for a particular period may be disproportionately impacted by declines in specific sectors of the U.S. or global economy, or for certain products within the financial services industry, due to our business mix and focus areas. For example:

•Our equities investment banking business focuses on specific sectors, including healthcare, financial services, consumer, energy and power, diversified industrials and services, technology, and chemicals. Volatility, uncertainty, or slowdowns in any of these sectors may adversely affect our business, sometimes disproportionately, and may cause volatility in the net revenues we receive from our corporate advisory and capital markets activities. Both the healthcare and financial services sectors are significant contributors to our overall results, and negative developments in either of these sectors, including but not limited to negative developments that result from legislative or regulatory actions, would materially and disproportionately impact our equities investment banking results, even if general economic conditions were strong. In addition, we may not participate, or may participate to a lesser degree than other firms, in sectors that experience significant activity, such as real estate, and our operating results may not correlate with the results of other firms that participate in these sectors.

•Our public finance investment banking business depends heavily upon conditions in the municipal market. It focuses on investment banking activity in sectors that include state and local governments, cultural and social service non-profit entities, special districts, project finance, and the education, healthcare, hospitality, senior living, housing and transportation sectors, with an emphasis on transactions with a par value of $500 million or less. Specialty high-yield new issuances have contributed a significant portion of our public finance investment banking revenues in recent years. During 2022, higher nominal rates and interest rate volatility had a disproportionately negative impact on investor demand for high-yield products as compared to other municipal issuances, which impacted our results of operations. To the extent that those conditions continue or worsen in 2023, and to the extent that there is concern about U.S. economic growth, high-yield sectors may continue to be disproportionately affected, which would impact our results of operations.

•Our fixed income institutional business derives its revenue from sales and trading activity in the municipal and taxable markets and from hybrid preferreds and U.S. government agency products. Our operating results for our fixed income institutional business may not correlate with the results of other firms or the fixed income market generally because we do not participate in significant segments of the fixed income markets such as credit default swaps, corporate high-yield bonds, currencies or commodities. Our client activity in the fixed income institutional business is currently concentrated in the depositories sector.

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

The completion of anticipated investment banking transactions in our pipeline is uncertain and partially beyond our control, and our investment banking revenue is typically earned only upon the successful completion of a transaction. In most cases, we receive little or no payment for investment banking engagements that do not result in the successful completion of a transaction. For example, a client's acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or director or stockholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other issues in the client's or counterparty's business. More importantly, anticipated advisory or capital markets transactions may be delayed or terminated as a result of a decline in or uncertainty surrounding market or economic conditions. If parties fail to complete a transaction on which we are advising or an offering in which we are participating, we could earn little or no revenue from the transaction and may have incurred significant expenses (e.g., travel and legal expenses) associated with the transaction. Accordingly, our business is highly dependent on market and economic conditions as well as the decisions and actions of our clients and interested third parties, and the number of engagements we have at any given time (and any characterization or description of our deal pipelines) is subject to change and may not necessarily result in future revenues.

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

We may not be able to compete successfully with other companies in the financial services industry who have significantly greater resources than we do.

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

Our institutional brokerage business is subject to pricing and competitive pressures.

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

Maintaining our reputation is critical to attracting and maintaining clients, customers, investors, and employees. If we fail to deal with, or appear to fail to deal with, issues that may give rise to reputational risk, such failure or appearance of failure could have a material adverse effect on our business and stock price. These issues include, but are not limited to, appropriately dealing with potential conflicts of interest, legal and regulatory requirements, perceptions of our environmental, social and governance practices or business selection, ethical issues, money laundering, cybersecurity, and the proper identification of the strategic, market, human capital, liquidity, credit, operational, legal and regulatory risks inherent in our business and products.

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

Liquidity, or ready access to funds, is essential to our business. To fund our business, we rely on financing provided by Pershing LLC ("Pershing") under our fully disclosed clearing agreement and Canadian Imperial Bank of Commerce ("CIBC") under a clearing arrangement with bank financing, as well as other bank financing. The financing provided by Pershing and CIBC is at their discretion (i.e., uncommitted) and could be denied. In December 2022, we renewed our unsecured revolving credit facility and increased the size from $65 million to $75 million to use for working capital and general corporate purposes. Our U.S. broker dealer subsidiary also renewed an $80 million committed credit facility in December 2022 for an additional twelve months.

Our access to funding sources, particularly uncommitted funding sources, is dependent on factors we cannot control, such as economic downturns, the disruption of financial markets, the failure or consolidation of other financial institutions, and negative news about the financial industry generally or us specifically. We could experience disruptions with our credit facilities in the future, including the loss of liquidity sources and/or increased borrowing costs, if lenders or investors develop a negative perception of our short- or long-term financial prospects, which could result from decreased business activity. Our liquidity also could be impacted by the activities resulting in concentration of risk, including investments in specific markets or products without liquidity. Our access to funds also may be impaired if regulatory authorities take significant action against us, or if we discover that one of our employees has engaged in serious unauthorized or illegal activity.

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

Particular activities or products within our business expose us to increased credit risk, including inventory positions, nonstandard settlements, interest rate swap contracts with customer credit exposure, counterparty risk with one major financial institution related to customer interest rate swap contracts without customer credit exposure, investment banking and advisory fee receivables, liquidity providers on variable rate demand notes we remarket, and similar activities. With respect to interest rate swap contracts with customer credit exposure, we have retained the credit exposure with four non-publicly rated counterparties totaling $10.8 million at December 31, 2022 as part of our matched-book interest rate swap program. In the event of a termination of the contract, the counterparty would owe us the applicable amount of the credit exposure. If our counterparty is unable to make its payment to us, we would still be obligated to pay our hedging counterparty, resulting in credit losses. Non-performance by our counterparties, clients and others, including with respect to our inventory positions and interest rate swap contracts with customer credit exposures, could result in losses, potentially material, and thus have a significant adverse effect on our business and results of operations.

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

Our results from these activities may vary from quarter to quarter. We may incur significant losses from our underwriting and alternative asset management activities due to equity or fixed income market fluctuations and volatility from quarter to quarter, or from a deterioration in specific business subsectors or the economy more generally. In addition, we may engage in hedging transactions that, if not successful, could result in losses; and the hedges we purchase to counterbalance market rate changes in certain inventory positions are not perfectly matched to the positions being hedged, which could result in losses.

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

Investments in private companies are valued based on an assessment of each underlying security, considering rounds of financing, the financial condition and operating results of the private company, third party transactions and market-based information, including comparable company transactions, trading multiples (e.g., multiples of revenue and earnings before interest, taxes, depreciation, and amortization ("EBITDA")), discounted cash flow analyses and changes in market outlook, among other factors. These valuation techniques require significant management estimation and judgment.

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

A disruption in the infrastructure that supports our business due to fire, natural disaster, health emergency (e.g., a pandemic), power or communication failure, act of terrorism or war may affect our ability to service and interact with our clients. If we are not able to implement contingency plans effectively, any such disruption could harm our results of operations.

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

We have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors regarding our internal control over financial reporting. We are in compliance with Section 404 of the Sarbanes-Oxley Act as of December 31, 2022. However, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to maintain an effective internal control environment could materially adversely affect our business.
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

When we conduct business outside the United States, we are subject to risks, including, without limitation, the risk that we will be unable to provide effective operational support to these business activities, the risk of noncompliance with foreign laws and regulations, and the general economic and political conditions in countries where we conduct business, which may differ significantly from those in the United States. For example, the effect of Brexit is still developing and could require us to obtain additional regulatory licenses or impose additional restrictions on our ability to conduct business in Europe.

Regulatory capital requirements may limit our ability to expand or maintain our present levels of business or impair our ability to meet our financial obligations.

We are subject to the SEC's uniform net capital rule (Rule 15c3-1) and the net capital rule of FINRA, which may limit our ability to make withdrawals of capital from Piper Sandler & Co. The uniform net capital rule sets the minimum level of net capital a broker dealer must maintain and also requires that a portion of its assets be relatively liquid. FINRA may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital falls below its requirements. Underwriting commitments require a charge against net capital and, accordingly, our ability to make underwriting commitments may be limited by the requirement that we must at all times be in compliance with the applicable net capital regulations.

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

Our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law contain provisions that are intended to deter abusive takeover tactics by making them unacceptably expensive to a potential raider and to encourage prospective acquirors to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include limitations on our shareholders' ability to act by written consent and to call special meetings. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15 percent or more of our outstanding common stock. We believe these provisions protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirors to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal, and are not intended to make our company immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that our board of directors determines is not in the best interests of our company and our shareholders.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.     PROPERTIES.

As of February 17, 2023, we conducted our operations through 63 principal offices in 32 states, and the District of Columbia, and in London, Aberdeen and Hong Kong. All of our offices are leased. Our principal executive office is located at 800 Nicollet Mall, Suite 900, Minneapolis, Minnesota 55402 and, as of February 17, 2023, comprises approximately 124,000 square feet of space under a lease which expires November 30, 2025. In December 2022, we entered into a 15-year lease agreement which comprises approximately 113,000 square feet of space for our future principal executive office located at 350 N. 5th Street, Minneapolis, Minnesota 55401.

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

Litigation-related expenses include amounts we reserve and/or pay out as legal and regulatory settlements, awards or judgments, and fines. Parties who initiate litigation and arbitration proceedings against us may seek substantial or indeterminate damages, and regulatory investigations can result in substantial fines being imposed on us. We reserve for contingencies related to legal proceedings at the time and to the extent we determine the amount to be probable and reasonably estimable. However, it is inherently difficult to predict accurately the timing and outcome of legal proceedings, including the amounts of any settlements, judgments or fines. We assess each proceeding based on its particular facts, our outside advisors' assessment and our past experience with similar matters, and expectations regarding the current legal and regulatory environment and other external developments that might affect the outcome of a particular proceeding or type of proceeding. Subject to the foregoing, we believe, based on our current knowledge, after appropriate consultation with outside legal counsel and taking into account our established reserves, that pending legal actions, investigations and regulatory proceedings, will be resolved with no material adverse effect on our consolidated financial condition, results of operations or cash flows. However, there can be no assurance that our assessments will reflect the ultimate outcome of pending proceedings, and the outcome of any particular matter may be material to our operating results for any particular period, depending, in part, on the operating results for that period and the amount of established reserves. Reasonably possible losses in excess of amounts accrued at December 31, 2022 are not material. We generally have denied, or believe that we have meritorious defenses and will deny, liability in all significant cases currently pending against us, and we intend to vigorously defend such actions.

The SEC is conducting an investigation regarding our compliance with recordkeeping requirements for business-related communications sent over unapproved electronic messaging channels. The SEC has brought several recent enforcement actions relating to recordkeeping practices, and it is currently conducting numerous similar investigations of other financial institutions. We are cooperating with the investigation.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol "PIPR."

Shareholders

We had 8,942 shareholders of record and approximately 44,692 beneficial owners of our common stock as of February 17, 2023.

Dividend Policy

Our board of directors has approved a dividend policy with the intention of returning between 30 percent and 50 percent of our fiscal year adjusted net income to shareholders.

Our board of directors has declared a special cash dividend on our common stock of $1.25 per share related to 2022 adjusted net income. This special dividend will be paid on March 17, 2023, to shareholders of record as of the close of business on March 3, 2023. Including this special cash dividend, we will have returned $3.65 per share, or approximately 32 percent of our fiscal year 2022 adjusted net income to shareholders. In addition, our board of directors has declared a quarterly cash dividend on our common stock of $0.60 per share to be paid on March 17, 2023, to shareholders of record as of the close of business on March 3, 2023.

Our board of directors is free to change our dividend policy at any time. Restrictions on our U.S. broker dealer subsidiary's ability to pay dividends are described in Note 22 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Piper Sandler Companies or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the quarter ended December 31, 2022.

				Total Number of Shares	Approximate Dollar
				Purchased as Part of	Value of Shares Yet to be
	Total Number of		Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased		Paid per Share	Plans or Programs	Plans or Programs (1)
Month #1
(October 1, 2022 to October 31, 2022)	228	(2)	$105.85	208	$138	million
Month #2
(November 1, 2022 to November 30, 2022)	6,652		$145.90	—	$138	million
Month #3
(December 1, 2022 to December 31, 2022)	4,120		$130.19	—	$138	million
Total	11,000		$139.19	208	$138	million

(1)	Effective May 6, 2022, our board of directors authorized the repurchase of up to $150.0 million of common stock through December 31, 2024.
(2)
Consists of 208 shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent at an average price of $105.55 per share, and 20 shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price of $108.97 per share.

Stock Performance Graph

This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph compares the performance of an investment in our common stock from December 31, 2017 through December 31, 2022, with the S&P 500 Index and the S&P 500 Diversified Financials Index. The graph assumes $100 was invested on December 31, 2017 in each of our common stock, the S&P 500 Index and the S&P 500 Diversified Financials Index, and that all dividends were reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

FIVE YEAR TOTAL RETURN FOR PIPER SANDLER COMPANIES COMMON STOCK,
THE S&P 500 INDEX AND THE S&P DIVERSIFIED FINANCIALS INDEX

$250
$200
$150
$100
$50
$0
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
PIPR
S&P 500 Index
S&P 500 Diversified Financials

Company/Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Piper Sandler Companies	$100	$79.31	$98.25	$127.36	$236.05	$180.79
S&P 500 Index	100	95.62	125.72	148.85	191.58	156.88
S&P 500 Diversified Financials	100	90.08	112.21	124.96	169.79	150.65

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

Item 7 in this Form 10-K discusses our 2022 and 2021 results and the year-over-year comparisons between 2022 and 2021. Discussion of our 2020 results and the year-over-year comparisons between 2021 and 2020 can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022.

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

Executive Overview

Overview of Operations – Our business principally consists of providing investment banking and institutional brokerage services to corporations, private equity groups, public entities, non-profit entities and institutional investors in the United States and Europe. We operate through one reportable business segment.

Investment banking services include financial advisory services, management of and participation in underwritings, and municipal financing activities. Revenues are generated through the receipt of advisory and financing fees. Institutional sales, trading and research services focus on the trading of equity and fixed income products with institutions, corporations, government and non-profit entities. Revenues are generated through commissions and sales credits earned on equity and fixed income institutional sales activities, net interest revenues on trading securities held in inventory, profits and losses from trading these securities, and research checks as clients pay us for research services and corporate access offerings. In order to invest firm capital and to manage capital from outside investors, we have created alternative asset management funds in merchant banking and healthcare. We receive management and performance fees for managing these funds, as well as investment gains and losses.

Our Business Strategy – Our long-term strategic objectives are to drive revenue growth, expand our market presence, build a stronger and more durable platform, continue to gain market share, and maximize shareholder value. In order to meet these objectives, we are focused on the following:

•Continuing to expand our business through strategic investments and selectively adding partners who share our client-centric culture and who can leverage our platform to better serve clients;
•Growing our investment banking platform through market share gains, accretive combinations, developing internal talent, and continued sector, product and geographic expansion. We also believe there is an opportunity to continue to capitalize on the strength of our U.S. franchises by expanding in Europe;
•Leveraging the scale within the equity brokerage and fixed income services platforms, driven by our expanded client base and product offerings, to continue to grow market share; and
•Prudently managing capital to maintain our balance sheet strength with ample liquidity and flexibility through all market conditions.

Strategic Activities – During 2022, we took the following important steps in the execution of our business strategy.

•On October 7, 2022, we completed the acquisition of DBO Partners Holding LLC, including its subsidiary, DBO Partners LLC (collectively, "DBO Partners"), a technology investment banking firm. The transaction expands the scale of our technology sector and adds general partner advisory services.
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
•Our corporate investment banking managing directors increased to 159, up 7.4 percent from 2021, contributing to our expanded and more diversified platform. We strengthened and broadened our industry and product coverage in 2022, notably in healthcare services, automotive aftermarket, transportation and logistics, and restructuring. In addition, we continued to invest in our research services and specialized sales and trading teams, both key differentiators in supporting our financing activities.

Financial Highlights

	Year Ended December 31,
(Amounts in thousands, except per share data)			2022
	2022	2021	v2021
U.S. GAAP
Net revenues	$1,425,638	$2,031,061	(29.8)%
Compensation and benefits	983,524	1,305,166	(24.6)
Non-compensation expenses	307,745	284,383	8.2
Income before income tax expense	134,369	441,512	(69.6)
Net income applicable to Piper Sandler Companies	110,674	278,514	(60.3)
Earnings per diluted common share	$6.52	$16.43	(60.3)

Ratios and margin
Compensation ratio	69.0%	64.3%
Non-compensation ratio	21.6%	14.0%
Pre-tax margin	9.4%	21.7%
Effective tax rate	24.7%	25.2%

Non-GAAP(1)
Adjusted net revenues	$1,433,713	$1,980,457	(27.6)%
Adjusted compensation and benefits	895,999	1,188,371	(24.6)
Adjusted non-compensation expenses	268,561	242,134	10.9
Adjusted operating income	269,153	549,952	(51.1)
Adjusted net income applicable to Piper Sandler Companies	201,317	399,037	(49.5)
Adjusted earnings per diluted common share	$11.26	$21.92	(48.6)

Adjusted ratios and margin
Adjusted compensation ratio	62.5%	60.0%
Adjusted non-compensation ratio	18.7%	12.2%
Adjusted operating margin	18.8%	27.8%
Adjusted effective tax rate	23.4%	26.3%

See the "Results of Operations" section for additional information.

(1)Reconciliation of U.S. GAAP to adjusted non-GAAP financial information

	Year Ended December 31,
(Amounts in thousands, except per share data)	2022	2021
Net revenues:
Net revenues – U.S. GAAP basis	$1,425,638	$2,031,061
Adjustments:
Revenue related to noncontrolling interests	1,575	(59,050)
Interest expense on long-term financing	6,500	8,446
Adjusted net revenues	$1,433,713	$1,980,457

Compensation and benefits:
Compensation and benefits – U.S. GAAP basis	$983,524	$1,305,166
Adjustment:
Compensation from acquisition-related agreements	(87,525)	(116,795)
Adjusted compensation and benefits	$895,999	$1,188,371

Non-compensation expenses:
Non-compensation expenses – U.S. GAAP basis	$307,745	$284,383
Adjustments:
Non-compensation expenses related to noncontrolling interests	(7,919)	(7,196)
Acquisition-related restructuring and integration costs	(11,440)	(4,724)
Amortization of intangible assets related to acquisitions	(15,375)	(30,080)
Non-compensation expenses from acquisition-related agreements	(4,450)	(249)
Adjusted non-compensation expenses	$268,561	$242,134

Income before income tax expense:
Income before income tax expense – U.S. GAAP basis	$134,369	$441,512
Adjustments:
Revenue related to noncontrolling interests	1,575	(59,050)
Interest expense on long-term financing	6,500	8,446
Non-compensation expenses related to noncontrolling interests	7,919	7,196
Compensation from acquisition-related agreements	87,525	116,795
Acquisition-related restructuring and integration costs	11,440	4,724
Amortization of intangible assets related to acquisitions	15,375	30,080
Non-compensation expenses from acquisition-related agreements	4,450	249
Adjusted operating income	$269,153	$549,952
Interest expense on long-term financing	(6,500)	(8,446)
Adjusted income before adjusted income tax expense	$262,653	$541,506

Income tax expense:
Income tax expenses – U.S. GAAP basis	$33,189	$111,144
Tax effect of adjustments:
Compensation from acquisition-related agreements	20,872	23,646
Acquisition-related restructuring and integration costs	2,528	1,180
Amortization of intangible assets related to acquisitions	3,599	6,436
Non-compensation expenses from acquisition-related agreements	1,148	63
Adjusted income tax expense	$61,336	$142,469

Net income applicable to Piper Sandler Companies:
Net income applicable to Piper Sandler Companies – U.S. GAAP basis	$110,674	$278,514
Adjustments:
Compensation from acquisition-related agreements	66,653	93,149
Acquisition-related restructuring and integration costs	8,912	3,544
Amortization of intangible assets related to acquisitions	11,776	23,644
Non-compensation expenses from acquisition-related agreements	3,302	186
Adjusted net income applicable to Piper Sandler Companies	$201,317	$399,037

	Year Ended December 31,
(Amounts in thousands, except per share data)	2022	2021
Earnings per diluted common share:
Earnings per diluted common share – U.S. GAAP basis	$6.52	$16.43
Adjustment for inclusion of unvested acquisition-related stock	(0.60)	(1.62)
	$5.92	$14.81
Adjustments:
Compensation from acquisition-related agreements	3.93	5.49
Acquisition-related restructuring and integration costs	0.53	0.21
Amortization of intangible assets related to acquisitions	0.69	1.40
Non-compensation expenses from acquisition-related agreements	0.19	0.01
Adjusted earnings per diluted common share	$11.26	$21.92

Weighted average diluted common shares outstanding:
Weighted average diluted common shares outstanding – U.S. GAAP basis	16,965	16,955
Adjustment:
Unvested acquisition-related restricted stock with service conditions	909	1,251
Adjusted weighted average diluted common shares outstanding	17,874	18,206

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

Market Data

The following table provides a summary of relevant market data over the past three years.

	Year Ended December 31,
				2022	2021
	2022	2021	2020	v2021	v2020
U.S. Market Indices
S&P 500 (a)	3,840	4,766	3,756	(19.4)%	26.9%
Nasdaq (a)	10,466	15,645	12,888	(33.1)%	21.4%
U.S. Middle Market Mergers and Acquisitions
Announced transactions (number of transactions) (b)	3,627	4,767	3,637	(23.9)%	31.1%
U.S. Equity Capital Markets
Completed public equity offerings (number of transactions) (c)	521	1,996	1,285	(73.9)%	55.3%
Completed initial public offerings (number of transactions) (d)	156	1,008	436	(84.5)%	131.2%
Equity fee pool for overall market (in millions) (e)	$3,517	$20,365	$15,365	(82.7)%	32.5%
Equity fee pool for sub-$5 billion (in millions) (f)	$2,404	$13,640	$8,901	(82.4)%	53.2%
U.S. Municipal Negotiated Issuances
Completed issuances (number of transactions) (g)	5,847	8,849	8,965	(33.9)%	(1.3)%
Aggregate par value (in billions) (g)	$312	$384	$392	(18.7)%	(2.0)%
Average CBOE Volatility Index (VIX)	26	20	29	30.0%	(31.0)%
Average Daily Number of Shares Traded
NYSE (shares in millions)	2,355	2,258	2,402	4.3%	(6.0)%
Nasdaq (shares in millions)	2,083	1,952	2,010	6.7%	(2.9)%
Interest Rates
3-month treasury average rate	2.09%	0.04%	0.25%	N/M	(84.0)%
10-year treasury average rate	2.95%	1.45%	0.81%	103.4%	79.0%
Average 10-year MMD to 10-year Treasury Ratio (h)	0.83	0.68	1.22	22.1%	(44.3)%
N/M — Not meaningful
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
(d)Source: Dealogic and Piper Sandler & Co. Equity Capital Markets (offerings with reported deal value greater than $10 million).
(e)Source: Dealogic and Piper Sandler & Co. Equity Capital Markets (IPOs, follow-on offerings and convertible offerings with deal values greater than $10 million and PIPEs/RDs greater than $5 million; SPAC IPO fees are represented as the standard two percent upfront fee unless noted differently on the IPO cover).
(f)Source: Dealogic and Piper Sandler & Co. Equity Capital Markets (IPOs, follow-on offerings and convertible offerings with deal values greater than $10 million and PIPEs/RDs greater than $5 million for sub-$5 billion market cap issuers; SPAC IPO fees are represented as the standard two percent upfront fee unless noted differently on the IPO cover).
(g)Source: Refinitiv (sole/senior negotiated and private placement transactions).
(h)Calculated based on the 10-year Municipal Market Data (MMD) index rate divided by the 10-year treasury rate.

Outlook for 2023

We believe there is a heightened risk of economic recession in 2023 resulting from persistent inflation, supply and demand imbalances, labor shortages and higher interest rates and energy prices. Additionally, geopolitical risks, such as the war in Ukraine, further increased the economic strain on the global economy. These risks contributed to increased financial market volatility and a decline in business confidence in 2022, resulting in a more uncertain economic outlook for 2023.

We believe tightening of U.S. monetary policy will continue to be a critical factor impacting the economy and financial markets. The U.S. Federal Reserve significantly increased its short-term benchmark interest rate in 2022 and is expected to raise rates further in 2023, with its primary near-term focus to slow inflation. Additionally, the U.S. Federal Reserve continues quantitative tightening measures by reducing its holdings of treasury and mortgage-backed securities.

While demand for advisory services remains active, the challenging market environment continues to impact transaction timelines and increase deal risk. Additionally, rising and volatile interest rates have reduced financing options for financial sponsors, which has negatively impacted our deal activity with these clients. Our pipeline across industry teams remains solid, but the current economic conditions make conversion of the pipeline uncertain.

The market for equity capital raising was largely shut in 2022 due to high levels of market volatility, declining equity valuations and reduced investor demand stemming from economic concerns. However, we expect capital markets activity to increase in 2023 as clients requiring access to capital in order to execute on their strategic plans take advantage of market opportunities.

Equity brokerage benefited from elevated volatility and volumes in 2022 as well as market share gains resulting from the addition of Cornerstone Macro to our platform. In 2023, we anticipate a more challenging market environment with a decrease in the research and trading services fee pool as well as expectations of less volatility. We believe these challenges will be mitigated in part through our increase in client votes leading to further market share growth.

Market conditions for our fixed income services business were challenging in the second half of 2022 driven by the sharp increase in rates, increased interest rate volatility, aggressive monetary policy tightening and uncertainty in expectations regarding the terminal level of interest rates. Additionally, inflation has remained elevated and the market has begun pricing in a recession resulting in an inverted yield curve. These market dynamics negatively impacted our client activity in 2022, particularly among our depository clients. In 2023, we expect clients to be more active relative to the second half of 2022 as the fixed income asset class represents an increasingly attractive investment opportunity resulting from higher investment yields.

Our municipal financing business experienced more challenging market conditions in the second half of 2022 driven by increased interest rates and volatility, as well as weakened investor demand. Higher rates sharply curtailed refinancing activity depressing new issuance volumes in 2022; we expect this trend to continue in 2023. While our specialty sector pipeline is strong, it remains uncertain when market conditions will become more conducive to closing these transactions.

Results of Operations

Financial Summary

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

						As a Percentage of
						Net Revenues for the
	Year Ended December 31,					Year Ended December 31,
				2022	2021
(Amounts in thousands)	2022	2021	2020	v2021	v2020	2022	2021	2020
Revenues:
Investment banking	$1,009,509	$1,553,219	$858,476	(35.0)%	80.9%	70.8%	76.5%	69.3%
Institutional brokerage	405,267	387,577	357,753	4.6	8.3	28.4	19.1	28.9
Interest income	20,365	6,967	13,164	192.3	(47.1)	1.4	0.3	1.1
Investment income/(loss)	(23)	94,032	23,265	N/M	304.2	0.0	4.6	1.9
Total revenues	1,435,118	2,041,795	1,252,658	(29.7)	63.0	100.7	100.5	101.2

Interest expense	9,480	10,734	14,445	(11.7)	(25.7)	0.7	0.5	1.2

Net revenues	1,425,638	2,031,061	1,238,213	(29.8)	64.0	100.0	100.0	100.0

Non-interest expenses:
Compensation and benefits	983,524	1,305,166	877,462	(24.6)	48.7	69.0	64.3	70.9
Outside services	53,189	45,942	38,377	15.8	19.7	3.7	2.3	3.1
Occupancy and equipment	64,252	56,946	54,007	12.8	5.4	4.5	2.8	4.4
Communications	50,565	44,008	44,358	14.9	(0.8)	3.5	2.2	3.6
Marketing and business development	42,849	20,902	13,472	105.0	55.2	3.0	1.0	1.1
Deal-related expenses	31,874	42,921	38,072	(25.7)	12.7	2.2	2.1	3.1
Trade execution and clearance	20,185	16,533	18,934	22.1	(12.7)	1.4	0.8	1.5
Restructuring and integration costs	11,440	4,724	10,755	142.2	(56.1)	0.8	0.2	0.9
Intangible asset amortization	15,375	30,080	44,728	(48.9)	(32.7)	1.1	1.5	3.6
Other operating expenses	18,016	22,327	29,500	(19.3)	(24.3)	1.3	1.1	2.4
Total non-interest expenses	1,291,269	1,589,549	1,169,665	(18.8)	35.9	90.6	78.3	94.5

Income before income tax expense	134,369	441,512	68,548	(69.6)	544.1	9.4	21.7	5.5

Income tax expense	33,189	111,144	19,192	(70.1)	479.1	2.3	5.5	1.5

Net income	101,180	330,368	49,356	(69.4)	569.4	7.1	16.3	4.0

Net income/(loss) applicable to noncontrolling interests	(9,494)	51,854	8,852	N/M	485.8	(0.7)	2.6	0.7

Net income applicable to Piper Sandler Companies	$110,674	$278,514	$40,504	(60.3)%	587.6%	7.8%	13.7%	3.3%
N/M — Not meaningful

For the year ended December 31, 2022, we recorded net income applicable to Piper Sandler Companies of $110.7 million. Net revenues for the year ended December 31, 2022 decreased 29.8 percent to $1.43 billion, compared with $2.03 billion in the year-ago period. In 2022, investment banking revenues decreased 35.0 percent to $1.01 billion, compared with $1.55 billion in 2021, primarily driven by lower advisory services and corporate financing revenues, as well as lower municipal financing revenues. For the year ended December 31, 2022, institutional brokerage revenues were $405.3 million, up 4.6 percent compared with $387.6 million in 2021, as higher equity brokerage revenues were partially offset by lower fixed income services revenues. In 2022, net interest income was $10.9 million, compared to net interest expense of $3.8 million in 2021, primarily resulting from increased interest income driven by higher rates on our long inventory and cash balances. Non-interest expenses were $1.29 billion for the year ended December 31, 2022, down 18.8 percent compared with $1.59 billion in the prior year, primarily due to decreased compensation expenses resulting from lower revenues.

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

The following table summarizes our future acquisition-related compensation expense for restricted stock, restricted cash and forgivable loans with service conditions, as well as expense estimates related to revenue-based earnout arrangements:

(Amounts in thousands)
2023	$51,828
2024	42,292
2025	23,535
2026	15,668
2027	9,411
Total	$142,734

For the year ended December 31, 2022, compensation and benefits expenses decreased 24.6 percent to $983.5 million from $1.31 billion in 2021, due to lower revenues. Compensation and benefits expenses as a percentage of net revenues was 69.0 percent in 2022, compared with 64.3 percent in 2021. Excluding the impact of noncontrolling interests, our compensation ratio increased to 68.9 percent in 2022, compared with 66.2 percent in 2021, due to lower net revenues, partially offset by a decrease in acquisition-related compensation expenses.

Outside Services – Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees, fund expenses associated with our consolidated alternative asset management funds and other professional fees. Outside services expenses increased 15.8 percent to $53.2 million in 2022, compared with $45.9 million in 2021, primarily due to higher professional fees.

Occupancy and Equipment – For the year ended December 31, 2022, occupancy and equipment expenses increased 12.8 percent to $64.3 million, compared with $56.9 million in 2021, primarily due to incremental occupancy costs related to our acquisition of Cornerstone Macro, as well as office space expansion.

Communications – Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third party market data information. For the year ended December 31, 2022, communication expenses increased 14.9 percent to $50.6 million, compared with $44.0 million in 2021, due to higher market data services expenses resulting in part from incremental costs related to our acquisition of Cornerstone Macro.

Marketing and Business Development – Marketing and business development expenses include travel and entertainment costs, advertising and third party marketing fees. In 2022, marketing and business development expenses increased 105.0 percent to $42.8 million, compared with $20.9 million for the year ended December 31, 2021. The increase was due to higher travel expenses driven by the end of pandemic-related travel restrictions and overall inflationary impact on costs. As a result, our travel costs have reverted to more normalized levels in 2022.

Deal-Related Expenses – Deal-related expenses include costs we incurred over the course of a completed investment banking deal, which primarily consist of legal fees, offering expenses, and travel and entertainment costs. For the year ended December 31, 2022, deal-related expenses were $31.9 million, compared with $42.9 million for the year ended December 31, 2021. The amount of deal-related expenses is principally dependent on the level of deal activity and may vary from period to period as the recognition of deal-related costs typically coincides with the closing of a transaction.

Trade Execution and Clearance – For the year ended December 31, 2022, trade execution and clearance expenses increased 22.1 percent to $20.2 million, compared with $16.5 million for the year ended December 31, 2021. The increase in trade execution and clearance expenses is reflective of higher trading volumes compared with the prior year.

Restructuring and Integration Costs – For the year ended December 31, 2022, we incurred acquisition-related restructuring and integration costs of $11.4 million. The expenses consisted of $5.2 million of transaction costs primarily related to our 2022 acquisitions, $5.6 million for vacated leased office space associated with our acquisitions of The Valence Group ("Valence") and Cornerstone Macro and $0.6 million of severance benefits.

For the year ended December 31, 2021, we incurred acquisition-related restructuring and integration costs of $4.7 million. The expenses consisted of $1.0 million of transaction costs primarily related to our acquisitions of Cornerstone Macro and Stamford Partners, $3.4 million for vacated leased office space associated with our acquisitions of Valence and TRS Advisors LLC ("TRS") and $0.3 million of severance benefits.

Intangible Asset Amortization – Intangible asset amortization includes the amortization of definite-lived intangible assets consisting of customer relationships and internally developed software. For the year ended December 31, 2022, intangible asset amortization was $15.4 million, compared with $30.1 million in 2021. The decrease was due to lower intangible asset amortization expense associated with our 2020 acquisitions, partially offset by incremental intangible asset amortization expense associated with our 2022 acquisitions. In 2023, we anticipate incurring a full year of intangible asset amortization expense related to the acquisition of DBO Partners.

The following table summarizes the future aggregate amortization expense of our intangible assets with determinable lives:

(Amounts in thousands)
2023	$19,440
2024	9,445
2025	7,887
2026	7,253
2027	3,480
Thereafter	2,732
Total	$50,237

Other Operating Expenses – Other operating expenses primarily include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. Other operating expenses were $18.0 million in 2022, compared with $22.3 million in 2021. The decrease was primarily due to lower expense related to our charitable giving program driven by lower operating profits. This decrease was partially offset by $4.5 million in expense for the earnout with no service requirements related to Cornerstone Macro.

Income Taxes – For the year ended December 31, 2022, our provision for income taxes was $33.2 million, which included a $5.6 million tax benefit related to stock-based compensation awards vesting at values greater than the grant price and a one-time tax benefit of $4.6 million related to the full reversal of our U.K. subsidiary's deferred tax valuation allowance, as a result of improved operating results in the U.K. Excluding the impact of these benefits and noncontrolling interests, our effective tax rate was 30.2 percent.

For the year ended December 31, 2021, our provision for income taxes was $111.1 million, which included a $2.7 million tax benefit related to stock-based compensation awards vesting at values greater than the grant price. Excluding the impact of this benefit and noncontrolling interests, our effective tax rate was 29.2 percent, which includes the impact of non-deductible covered employee compensation expense.

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

The adjusted, non-GAAP financial results also exclude amortization of intangible assets and compensation and non-compensation expenses from acquisition-related agreements. These amounts are excluded on a non-GAAP basis as they represent expenses specifically related to acquisitions and therefore are not part of our on-going operations. The acquisition-related restructuring and integration costs excluded from the adjusted financial results represent charges that resulted from severance benefits, contract termination costs, vacating redundant leased office space and professional fees related to the respective transactions. These restructuring and integration costs are excluded from our non-GAAP financial measures as they relate to acquisitions and excluding these amounts provides a better understanding of our core non-compensation expenses. Interest expense on long-term financing is an adjustment from net revenues as these arrangements were used to fund the acquisitions of Valence and SOP Holdings, LLC and its subsidiaries, including Sandler O'Neill & Partners, L.P. (collectively, "Sandler O'Neill"). Management believes that presenting adjusted financial results excluding the acquisition-related amounts provides clarity on the financial results generated by the core operating components of our business.

The following table sets forth the adjusted, non-GAAP financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP financial results for the periods presented:

	Year Ended December 31,
	2022				2021
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Amounts in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Advisory services	$776,428	$—	$—	$776,428	$1,026,138	$—	$—	$1,026,138
Corporate financing	125,342	—	—	125,342	362,797	—	—	362,797
Municipal financing	107,739	—	—	107,739	164,284	—	—	164,284
Total investment banking	1,009,509	—	—	1,009,509	1,553,219	—	—	1,553,219

Institutional brokerage
Equity brokerage	210,314	—	—	210,314	154,067	—	—	154,067
Fixed income services	194,953	—	—	194,953	233,510	—	—	233,510
Total institutional brokerage	405,267	—	—	405,267	387,577	—	—	387,577

Interest income	20,365	—	—	20,365	6,967	—	—	6,967
Investment income/(loss)	1,552	(1,575)	—	(23)	34,982	59,050	—	94,032

Total revenues	1,436,693	(1,575)	—	1,435,118	1,982,745	59,050	—	2,041,795

Interest expense	2,980	—	6,500	9,480	2,288	—	8,446	10,734

Net revenues	1,433,713	(1,575)	(6,500)	1,425,638	1,980,457	59,050	(8,446)	2,031,061

Total non-interest expenses	1,164,560	7,919	118,790	1,291,269	1,430,505	7,196	151,848	1,589,549

Pre-tax income	$269,153	$(9,494)	$(125,290)	$134,369	$549,952	$51,854	$(160,294)	$441,512

Pre-tax margin	18.8%			9.4%	27.8%			21.7%
(1)     The following is a summary of the adjustments needed to reconcile our consolidated U.S. GAAP financial results to the adjusted, non-GAAP financial results:
Noncontrolling interests – The impacts of consolidating noncontrolling interests in our alternative asset management funds are not included in our adjusted financial results.
Other adjustments – The following items are not included in our adjusted financial results:

	Year Ended December 31,
(Amounts in thousands)	2022	2021
Interest expense on long-term financing	$6,500	$8,446

Compensation from acquisition-related agreements	87,525	116,795
Acquisition-related restructuring and integration costs	11,440	4,724
Amortization of intangible assets related to acquisitions	15,375	30,080
Non-compensation expenses from acquisition-related agreements	4,450	249
	118,790	151,848

Total other adjustments	$125,290	$160,294

Net revenues on a U.S. GAAP basis were $1.43 billion for the year ended December 31, 2022, compared with $2.03 billion in the prior-year period. For the year ended December 31, 2022, adjusted net revenues were $1.43 billion, compared with $1.98 billion for the year ended December 31, 2021. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise.

The following table provides supplemental business information:

	Year Ended December 31,
	2022	2021
Advisory services
Completed M&A and restructuring transactions	217	279
Completed capital advisory transactions	84	146
Total completed advisory transactions	301	425

Corporate financings
Total equity transactions priced	55	214
Book run equity transactions priced	45	141
Total debt and preferred transactions priced	30	53
Book run debt and preferred transactions priced	19	26

Municipal negotiated issues
Aggregate par value of issues priced (in billions)	$14.6	$19.3
Total issues priced	571	977

Equity brokerage
Number of shares traded (in billions)	11.0	9.9

Investment banking revenues comprise all of the revenues generated through advisory services activities, which include M&A, equity and debt private placements, debt and restructuring advisory, and municipal financial advisory transactions. Collectively, debt advisory transactions and equity and debt private placements are referred to as capital advisory transactions. Investment banking revenues also include equity and debt corporate financing activities and municipal financings.

In 2022, investment banking revenues were $1.01 billion, down 35.0 percent compared to $1.55 billion in the prior-year period. For the year ended December 31, 2022, advisory services revenues were $776.4 million, down 24.3 percent compared with $1.03 billion in 2021, due to fewer completed transactions, offset in part by higher average M&A and restructuring fees. The market environment during most of the year was impacted by macroeconomic uncertainty, which prolonged transaction timelines and the conversion of our pipelines. For the year ended December 31, 2022, corporate financing revenues were $125.3 million, down 65.5 percent compared to $362.8 million in the prior-year period, as the market for equity capital raising remained largely shut resulting from high levels of market volatility, declining valuations and a cautious investor outlook stemming from economic concerns. Activity for us during the year was principally in the healthcare and financial services sectors. Municipal financing revenues for the year ended December 31, 2022 were $107.7 million, down 34.4 percent compared to $164.3 million in the year-ago period, due to a decline in issuance activity, particularly lower refinancing activity and high-yield new issuances. Market conditions became more challenging during the second half of 2022 resulting from increased interest rates and volatility, combined with weakened investor demand, which drove the decline in market issuances.

Institutional brokerage revenues comprise all of the revenues generated through trading activities, which consist of facilitating customer trades and executing competitive municipal underwritings, as well as fees received for our research services and corporate access offerings. Our results may vary from quarter to quarter as a result of changes in trading margins, trading gains and losses, net interest spreads, trading volumes, the timing of payments for research services and the timing of transactions based on market opportunities.

For the year ended December 31, 2022, institutional brokerage revenues increased to $405.3 million, compared with $387.6 million in the prior-year period. Equity brokerage revenues increased 36.5 percent to $210.3 million in 2022, compared with $154.1 million in 2021, due to the addition of Cornerstone Macro to our platform as well as elevated volatility driving increased client activity. For the year ended December 31, 2022, fixed income services revenues were $195.0 million, down 16.5 percent compared with $233.5 million in the prior-year period, due to lower activity, particularly among our depository clients. Market conditions were more challenging during the year resulting from the sharp increase in rates combined with interest rate volatility.

Interest income represents amounts earned from holding long inventory positions. For the year ended December 31, 2022, interest income increased to $20.4 million, compared with $7.0 million in 2021, reflecting higher interest rates on our long inventory and cash balances.

Investment income/(loss) includes realized and unrealized gains and losses on investments, including amounts attributable to noncontrolling interests, in our merchant banking and healthcare funds, as well as management and performance fees generated from those funds. For the year ended December 31, 2022, we recorded an investment loss of $23 thousand, compared to investment income of $94.0 million in 2021. In 2022, unrealized losses were offset by realized gains on our investments and the noncontrolling interests in the alternative asset management funds that we manage. Excluding the impact of noncontrolling interests, adjusted investment income was $1.6 million in 2022, compared with $35.0 million in 2021.

Interest expense represents amounts associated with financing, economically hedging and holding short inventory positions, including interest paid on our long-term financing arrangements, as well as commitment fees on our line of credit and revolving credit facility. For the year ended December 31, 2022, interest expense decreased to $9.5 million, compared with $10.7 million in 2021. The decrease was primarily due to lower interest paid on long-term financings, partially offset by higher interest rates on short inventory balances. We repaid the $50 million of Class A unsecured senior notes upon maturity on October 15, 2021. Excluding the impact of interest expense on long-term financing, adjusted interest expense was $3.0 million and $2.3 million for the years ended December 31, 2022 and 2021, respectively.

Pre-tax margin for 2022 was 9.4 percent, compared with 21.7 percent for 2021. Adjusted pre-tax margin decreased to 18.8 percent in 2022, compared with 27.8 percent in 2021. In 2022, the decrease in pre-tax margin on both a U.S. GAAP and adjusted basis was driven by lower net revenues, a higher compensation ratio and increased non-compensation expenses driven by higher travel expense and additional non-compensation expenses associated with our 2022 acquisitions.

The following table sets forth the adjusted, non-GAAP financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP financial results for the periods presented:

	Year Ended December 31,
	2021				2020
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Amounts in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Advisory services	$1,026,138	$—	$—	$1,026,138	$443,327	$—	$—	$443,327
Corporate financing	362,797	—	—	362,797	295,333	—	—	295,333
Municipal financing	164,284	—	—	164,284	119,816	—	—	119,816
Total investment banking	1,553,219	—	—	1,553,219	858,476	—	—	858,476

Institutional brokerage
Equity brokerage	154,067	—	—	154,067	161,445	—	—	161,445
Fixed income services	233,510	—	—	233,510	196,308	—	—	196,308
Total institutional brokerage	387,577	—	—	387,577	357,753	—	—	357,753

Interest income	6,967	—	—	6,967	13,164	—	—	13,164
Investment income	34,982	59,050	—	94,032	10,384	12,881	—	23,265

Total revenues	1,982,745	59,050	—	2,041,795	1,239,777	12,881	—	1,252,658

Interest expense	2,288	—	8,446	10,734	4,817	—	9,628	14,445

Net revenues	1,980,457	59,050	(8,446)	2,031,061	1,234,960	12,881	(9,628)	1,238,213

Total non-interest expenses	1,430,505	7,196	151,848	1,589,549	984,672	4,029	180,964	1,169,665

Pre-tax income	$549,952	$51,854	$(160,294)	$441,512	$250,288	$8,852	$(190,592)	$68,548

Pre-tax margin	27.8%			21.7%	20.3%			5.5%
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

Discussion of the year-over-year comparisons between 2021 and 2020 can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022.

Recent Accounting Pronouncements

Recent accounting pronouncements are set forth in Note 3 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K, and are incorporated herein by reference.

Critical Accounting Policies and Estimates

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

For a full description of our significant accounting policies, see Note 2 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K. We believe that of our significant accounting policies, the following are our critical accounting policies and estimates.

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

Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 820, "Fair Value Measurement," establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurements) and the lowest priority to inputs with little or no pricing observability (Level III measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Substantially all of our financial instruments categorized as Level III are investments related to our alternative asset management funds. These investments in private companies are valued based on an assessment of each underlying security, considering rounds of financing, the financial condition and operating results of the private company, third party transactions and market-based information, including comparable company transactions, trading multiples (e.g., multiples of revenue and EBITDA), discounted cash flow analyses and changes in market outlook, among other factors. See Note 6 to our consolidated financial statements for additional discussion of our assets and liabilities in the fair value hierarchy.

Goodwill and Intangible Assets

We record all assets acquired and liabilities assumed in acquisitions, including goodwill and other intangible assets, at fair value. Determining the fair value of assets and liabilities acquired requires certain management estimates. At December 31, 2022, we had goodwill of $301.2 million and intangible assets of $135.6 million.

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

We elected to perform a qualitative assessment to test goodwill for impairment. The following relevant events and circumstances were evaluated in concluding that it was not more likely than not that goodwill was impaired: macroeconomic conditions, industry and market considerations and the overall financial performance of our reporting unit. Our annual goodwill impairment testing, performed as of October 31, 2022, resulted in no impairment.

We also evaluated our intangible assets (indefinite and definite-lived) and concluded there was no impairment in 2022.

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

Income Taxes

We file a consolidated U.S. federal income tax return, which includes all of our qualifying subsidiaries. We also are subject to income tax in various states and municipalities and those foreign jurisdictions in which we operate. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and for tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income taxes are provided for temporary differences in reporting certain items, principally restricted compensation (i.e., restricted stock, restricted stock units, restricted mutual fund shares, and deferred compensation). The realization of deferred tax assets is assessed and a valuation allowance is recognized to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. We believe that our future taxable profits will be sufficient to recognize our U.S. deferred tax assets, with the exception of $0.2 million of state net operating loss carryforwards. However, if our projections of future taxable profits do not materialize, we may conclude that a valuation allowance is necessary, which would impact our results of operations in that period. In the fourth quarter of 2022, we reversed the full amount of our U.K. subsidiary's deferred tax asset valuation allowance based upon improved operating results in the U.K. This resulted in a $4.6 million tax benefit to our results of operations.

We record deferred tax benefits for future tax deductions expected upon the vesting of stock-based compensation. We recognize the income tax effects of stock-based compensation awards in the income statement when the awards vest. If deductions reported on our tax return for stock-based compensation (i.e., the value of the stock-based compensation at the time of vesting) exceed the cumulative cost of those instruments recognized for financial reporting (i.e., the grant date fair value of the compensation computed in accordance with ASC 718), we record the excess tax benefit as income tax benefit. Conversely, if deductions reported on our tax return for stock-based compensation are less than the cumulative cost of those instruments recognized for financial reporting, the deficiency is recorded as income tax expense. For the year ended December 31, 2022, we recorded a $5.6 million tax benefit for stock awards vesting during the period. As of February 17, 2023, approximately 1,119,000 shares have vested at share prices greater than the grant date fair values, resulting in $5.7 million of excess tax benefits recorded as income tax benefit in the first quarter of 2023. An additional 454,000 shares are expected to vest prior to March 31, 2023, generating an estimated $7.8 million in additional excess tax benefits based upon the February 17, 2023 share price.

We establish reserves for uncertain income tax positions in accordance with FASB Accounting Standards Codification Topic 740, "Income Taxes," when it is not more likely than not that a certain position or component of a position will be ultimately upheld by the relevant taxing authorities. Significant judgment is required in evaluating uncertain tax positions. Our tax provision and related accruals include the impact of estimates for uncertain tax positions and changes to the reserves that are considered appropriate. To the extent the probable tax outcome of these matters changes, such change in estimate will impact the income tax provision in the period of change and, in turn, our results of operations. In 2022, we recorded a liability of $2.2 million for uncertain state income tax positions.

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

Our dividend policy is intended to return between 30 percent and 50 percent of our fiscal year adjusted net income to shareholders. Our board of directors determines the declaration and payment of dividends and is free to change our dividend policy at any time. Our board of directors declared the following dividends on shares of our common stock:

Declaration Date		Dividend Per Share	Record Date	Payment Date
Related to 2019:
January 31, 2020	(1)	$0.750	March 2, 2020	March 13, 2020
Related to 2020:
January 31, 2020		$0.375	March 2, 2020	March 13, 2020
May 1, 2020		$0.200	May 29, 2020	June 12, 2020
July 31, 2020		$0.300	August 28, 2020	September 11, 2020
October 30, 2020		$0.375	November 24, 2020	December 11, 2020
February 4, 2021	(1)	$1.850	March 3, 2021	March 12, 2021
Related to 2021:
February 4, 2021		$0.400	March 3, 2021	March 12, 2021
April 30, 2021		$0.450	May 28, 2021	June 11, 2021
July 30, 2021		$0.550	August 27, 2021	September 10, 2021
October 29, 2021	(1)	$3.000	November 23, 2021	December 10, 2021
October 29, 2021		$0.550	November 23, 2021	December 10, 2021
February 10, 2022	(1)	$4.500	March 2, 2022	March 11, 2022
Related to 2022:
February 10, 2022		$0.600	March 2, 2022	March 11, 2022
April 29, 2022		$0.600	May 27, 2022	June 10, 2022
July 29, 2022		$0.600	August 26, 2022	September 9, 2022
October 28, 2022		$0.600	November 23, 2022	December 9, 2022
February 3, 2023	(1)	$1.250	March 3, 2023	March 17, 2023
Related to 2023:
February 3, 2023		$0.600	March 3, 2023	March 17, 2023
(1)Represents a special cash dividend.

Our board of directors has declared a special cash dividend on our common stock of $1.25 per share related to 2022 adjusted net income. This special dividend will be paid on March 17, 2023, to shareholders of record as of the close of business on March 3, 2023. Including this special cash dividend, we will have returned $3.65 per share, or approximately 32 percent of our fiscal year 2022 adjusted net income to shareholders. The return to our shareholders related to fiscal year 2022 was lower compared to the prior year due to the amount of capital deployed for our 2022 acquisitions of DBO Partners, Stamford Partners and Cornerstone Macro, and repurchases of our common stock during the year.

As part of our capital management strategy, we repurchase our common stock over time in order to offset the dilutive effect of our employee stock-based compensation awards and our grants of acquisition-related restricted stock, as well as to return capital to shareholders.

Effective May 6, 2022, our board of directors authorized the repurchase of up to $150.0 million in common shares through December 31, 2024. At December 31, 2022, we had $138.2 million remaining under this authorization. Effective January 1, 2022, our board of directors authorized the repurchase of up to $150.0 million in common shares through December 31, 2023, and we repurchased the full amount of this authorization during 2022. In 2022, we repurchased 1,245,221 shares of our common stock at an average price of $129.95 per share for an aggregate purchase price of $161.8 million related to these authorizations.

We also purchase shares of common stock from restricted stock award recipients upon the award vesting or as recipients sell shares to meet their employment tax obligations. During 2022, we purchased 172,156 shares of our common stock at an average price of $148.25 per share for an aggregate purchase price of $25.5 million for these purposes.

Cash Flows

Cash and cash equivalents at December 31, 2022 were $365.6 million, a decrease of $605.3 million from December 31, 2021. Operating activities used $224.9 million of cash, driven by a decrease in operating liabilities. The decrease in operating liabilities was primarily due to a decrease in accrued compensation of $296.4 million, the result of lower compensation costs in 2022 from decreased revenues and operating profits. In 2022, investing activities used $127.1 million, of which $96.5 million was used for the acquisitions of DBO Partners, Stamford Partners and Cornerstone Macro. We also used $30.6 million for the purchase of fixed assets. Cash of $250.1 million was used in financing activities as we paid $107.5 million in dividends and repurchased $187.3 million of common stock during 2022.

Cash and cash equivalents at December 31, 2021 were $971.0 million, an increase of $463.0 million from December 31, 2020. Operating activities provided $707.1 million of cash, driven by cash generated from earnings and an increase in operating liabilities. The increase in operating liabilities was primarily due to an increase in accrued compensation of $330.9 million, the result of higher compensation costs in 2021 from increased revenues and operating profits. The increase in operating assets was primarily due to an increase in investments related to our alternative asset management funds. In 2021, investing activities used $20.6 million for the purchase of fixed assets. Cash of $223.1 million was used in financing activities as we repaid $70 million of long-term financing arrangements. In the first quarter of 2021, we repaid the unsecured promissory notes related to the acquisition of Valence totaling $20 million. We also repaid the Class A unsecured senior notes of $50 million upon maturity on October 15, 2021. In addition, we paid $99.4 million in dividends and repurchased $69.9 million of common stock during 2021.

Leverage

The following table presents total assets, adjusted assets, total shareholders' equity and tangible common shareholders' equity with the resulting leverage ratios:

	December 31,	December 31,
(Dollars in thousands)	2022	2021
Total assets	$2,181,557	$2,565,307
Deduct: Goodwill and intangible assets	(436,788)	(347,286)
Deduct: Right-of-use lease asset	(87,730)	(71,341)
Deduct: Assets from noncontrolling interests	(201,541)	(168,675)
Adjusted assets	$1,455,498	$1,978,005

Total shareholders' equity	$1,254,028	$1,226,855
Deduct: Goodwill and intangible assets	(436,788)	(347,286)
Deduct: Noncontrolling interests	(199,955)	(164,645)
Tangible common shareholders' equity	$617,285	$714,924

Leverage ratio (1)	1.7	2.1

Adjusted leverage ratio (2)	2.4	2.8
(1)Leverage ratio equals total assets divided by total shareholders' equity.
(2)Adjusted leverage ratio equals adjusted assets divided by tangible common shareholders' equity.

Adjusted assets and tangible common shareholders' equity are non-GAAP financial measures. Goodwill and intangible assets are subtracted from total assets and total shareholders' equity in determining adjusted assets and tangible common shareholders' equity, respectively, as we believe that goodwill and intangible assets do not constitute operating assets that can be deployed in a liquid manner. The right-of-use lease asset is also subtracted from total assets in determining adjusted assets as it is not an operating asset that can be deployed in a liquid manner. Amounts attributed to noncontrolling interests are subtracted from total assets and total shareholders' equity in determining adjusted assets and tangible common shareholders' equity, respectively, as they represent assets and equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Sandler Companies. We view the resulting measure of adjusted leverage, also a non-GAAP financial measure, as a more relevant measure of financial risk when comparing financial services companies. Our adjusted leverage ratio decreased from December 31, 2021, due to a decline in cash and cash equivalents driven by the payment of annual incentive compensation in the first quarter of 2022 and our 2022 acquisitions.

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

Our day-to-day funding and liquidity is obtained primarily through the use of cash from our operating activities, as well as through the use of a clearing arrangement with Pershing, a clearing arrangement with bank financing, and a bank line of credit, which are typically collateralized by our securities inventory. These funding sources are critical to our ability to finance and hold inventory, which is a necessary part of our institutional brokerage business. The majority of our inventory is liquid and is therefore funded by short-term facilities or cash from our operating activities. Our committed line has been established to mitigate changes in the liquidity of our inventory based on changing market conditions, and is available to us regardless of changes in market liquidity conditions through the end of its term, although there may be limitations on the type of securities available to pledge. Our funding sources are also dependent on the types of inventory that our counterparties are willing to accept as collateral and the number of counterparties available. Funding is generally obtained at rates based upon the federal funds rate.

Pershing Clearing Arrangement – We have established an arrangement to obtain financing from Pershing related to the majority of our trading activities. Under our fully disclosed clearing agreement, all of our securities inventories with the exception of convertible securities, and all of our customer activities are held by or cleared through Pershing. Financing under this arrangement is secured primarily by securities, and collateral limitations could reduce the amount of funding available under this arrangement. Our clearing arrangement activities are recorded net from trading activity and reported within receivables from or payables to brokers, dealers and clearing organizations. The funding is at the discretion of Pershing (i.e., uncommitted) and could be denied without a notice period. Our fully disclosed clearing agreement includes a covenant requiring Piper Sandler & Co., our U.S. broker dealer subsidiary, to maintain excess net capital of $120 million. At December 31, 2022, we had less than $0.1 million of financing outstanding under this arrangement.

Clearing Arrangement with Bank Financing – In the second quarter of 2021, we established a financing arrangement with a U.S. branch of Canadian Imperial Bank of Commerce ("CIBC") related to our convertible securities inventories. Under this arrangement, our convertible securities inventories are cleared through a broker dealer affiliate of CIBC, and held and financed by CIBC. Our convertible securities inventories are generally economically hedged by the underlying common stock or the stock options of the underlying common stock. Financing under this arrangement is secured primarily by convertible securities and collateral limitations could reduce the amount of funding available. The funding is at the discretion of CIBC (i.e., uncommitted) and could be denied subject to a notice period. This arrangement is reported within receivables from or payables to brokers, dealers and clearing organizations, net of trading activity. At December 31, 2022, we had $28.2 million of financing outstanding under this arrangement.

Prime Broker Arrangement – We previously had an overnight financing arrangement with a broker dealer related to our convertible securities inventories. In the second quarter of 2021, we replaced this arrangement with the clearing arrangement with bank financing.

Committed Line – We elected to decrease our committed line from $100 million to $80 million in the fourth quarter of 2022. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, and the unpaid principal amount of all advances under the facility will be due on December 8, 2023. This credit facility has been in place since 2008 and was renewed for another one-year term in the fourth quarter of 2022. At December 31, 2022, we had no advances against this line of credit.

Revolving Credit Facility – Our parent company, Piper Sandler Companies, elected to increase its unsecured revolving credit facility with U.S. Bank N.A from $65 million to $75 million in the fourth quarter of 2022. The credit agreement will terminate on December 19, 2025, unless otherwise terminated, and is subject to a one-year extension exercisable at our option. This credit facility has been in place since 2019 and was renewed in the fourth quarter of 2022. At December 31, 2022, there were no advances against this credit facility.

This credit facility includes customary events of default and covenants that, among other things, require Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, limit our leverage ratio, require maintenance of a minimum ratio of operating cash flow to fixed charges, and impose certain limitations on our ability to make acquisitions and make payments on our capital stock. At December 31, 2022, we were in compliance with all covenants.

The following tables present the average balances outstanding for our various funding sources by quarter for 2022 and 2021:

	Average Balance for the Three Months Ended
(Amounts in millions)	Dec. 31, 2022	Sept. 30, 2022	June 30, 2022	Mar. 31, 2022
Funding source:
Pershing clearing arrangement	$8.5	$38.8	$19.7	$3.8
Clearing arrangement with bank financing	62.3	69.0	83.3	110.3
Prime broker arrangement	—	—	—	—
Total	$70.8	$107.8	$103.0	$114.1

	Average Balance for the Three Months Ended
(Amounts in millions)	Dec. 31, 2021	Sept. 30, 2021	June 30, 2021	Mar. 31, 2021
Funding source:
Pershing clearing arrangement	$4.1	$12.1	$5.2	$6.9
Clearing arrangement with bank financing	92.7	84.2	49.9	—
Prime broker arrangement	—	—	8.0	57.2
Total	$96.8	$96.3	$63.1	$64.1

The average funding in the fourth quarter of 2022 decreased to $70.8 million, compared with $96.8 million during the fourth quarter of 2021 and $107.8 million during the third quarter of 2022, primarily due to lower inventory balances.

The following table presents the maximum daily funding amount by quarter for 2022 and 2021:

(Amounts in millions)	2022	2021
First Quarter	$366.3	$141.5
Second Quarter	$409.5	$306.2
Third Quarter	$996.5	$228.1
Fourth Quarter	$246.2	$170.3
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

The Class B Notes include customary events of default and covenants that, among other things, require Piper Sandler & Co. to maintain a minimum regulatory net capital, limit our leverage ratio and require maintenance of a minimum ratio of operating cash flow to fixed charges. At December 31, 2022, we were in compliance with all covenants.

Contractual Obligations

In December 2022, we entered into a lease agreement for approximately 113,000 square feet of office space related to our future corporate headquarters location in Minneapolis, Minnesota. Our contractual rental obligations over the 15-year lease term are $53.1 million. For further discussion of our contractual rental obligations, see Note 15 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Capital Requirements

As a registered broker dealer and member firm of FINRA, Piper Sandler & Co. is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule which requires that we maintain minimum net capital of $1.0 million. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain approvals, notifications and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. At December 31, 2022, our net capital under the SEC's uniform net capital rule was $198.5 million, and exceeded the minimum net capital required under the SEC rule by $197.5 million.

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

At December 31, 2022, Piper Sandler Ltd., our broker dealer subsidiary registered in the U.K., was subject to, and was in compliance with, the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority pursuant to the Financial Services Act of 2012.

Piper Sandler Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At December 31, 2022, Piper Sandler Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Off-Balance Sheet Arrangements

In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes the notional contract value of our off-balance sheet arrangements for the periods presented:

	Expiration Per Period at December 31,						Total Contractual Amount
				2026	2028		December 31,	December 31,
(Amounts in thousands)	2023	2024	2025	- 2027	- 2029	Later	2022	2021
Customer matched-book derivative contracts (1) (2)	$1,080	$12,180	$—	$15,337	$117,402	$1,208,882	$1,354,881	$1,630,056
Trading securities derivative contracts (2)	129,750	—	—	—	—	5,000	134,750	65,925
Investment commitments (3)	—	—	—	—	—	—	96,280	80,562
(1)Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with one major financial institution, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $154.1 million at December 31, 2022) who are not required to post collateral. The uncollateralized amounts, representing the fair value of the derivative contracts, expose us to the credit risk of these counterparties. At December 31, 2022, we had $10.8 million of credit exposure with these counterparties, including $6.2 million of credit exposure with one counterparty.
(2)We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At December 31, 2022 and 2021, the net fair value of these derivative contracts approximated $7.8 million and $19.8 million, respectively.
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

Investment Commitments

We have investments, including those made as part of our alternative asset management activities, in limited partnerships or limited liability companies that make direct or indirect equity or debt investments in companies. We commit capital and/or act as the managing partner of these entities. We have committed capital of $96.3 million to certain entities and these commitments generally have no specified call dates. For additional information on our activities related to these types of entities, see Note 7 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Replacement of Interbank Offered Rates ("IBORs"), including LIBOR

Central banks and regulators in a number of major jurisdictions (e.g., U.S., U.K., European Union, Switzerland and Japan) have implemented suitable replacements for IBORs. On March 5, 2021, the U.K. Financial Conduct Authority, which regulates LIBOR, formally announced the dates after which LIBOR will cease publication. The publication of certain USD LIBOR tenors and all non-USD LIBOR tenors ceased after December 31, 2021, which did not impact our operations. The remaining USD LIBOR tenors will continue publication until June 30, 2023.

The replacement of the remaining USD LIBOR tenors does not impact our financing arrangements, as each arrangement has either already transitioned to a replacement rate or includes terms identifying a replacement rate that will become effective once the remaining USD LIBOR tenors cease publication.

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

We estimate that a parallel 50 basis point adverse change in the market would result in a decrease of approximately $0.1 million in the carrying value of our fixed income securities inventory as of December 31, 2022, including the effect of the hedging transactions.

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

A key tenet of our risk management procedures related to credit risk is the daily monitoring of the credit quality of our long fixed income securities inventory. These rating trends and the credit quality mix are regularly reviewed with the executive financial risk committee. The following table summarizes the credit rating for our long corporate fixed income, municipal (taxable and tax-exempt), and U.S. government and agency securities as a percentage of the total of these asset classes as of December 31, 2022:

	AAA	AA	A	BBB	BB	Not Rated
Corporate fixed income securities	—%	1.1%	—%	0.1%	—%	—%
Municipal securities - taxable and tax-exempt	16.5%	56.9%	10.8%	—%	—%	6.8%
U.S. government and agency securities	—%	7.8%	—%	—%	—%	—%
	16.5%	65.8%	10.8%	0.1%	—%	6.8%

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

We have concentrated counterparty credit exposure with four non-publicly rated entities totaling $10.8 million at December 31, 2022. This counterparty credit exposure is part of our matched-book derivative program related to our public finance business, consisting primarily of interest rate swaps. One derivative counterparty represented 58.0 percent, or $6.2 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

Legal and Regulatory Risk

Legal and regulatory risk includes the risk of non-compliance with applicable legal and regulatory requirements and loss to our reputation we may suffer as a result of failure to comply with laws, regulations, rules, related self-regulatory organization standards and codes of conduct applicable to our business activities. We are generally subject to extensive regulation in the various jurisdictions in which we conduct our business. We have established procedures that are designed to ensure compliance with applicable statutory and regulatory requirements, such as public company reporting obligations, regulatory net capital requirements, sales and trading practices, potential conflicts of interest, anti-money laundering, privacy and financial and electronic recordkeeping. We have also established procedures that are designed to require that our policies relating to ethics and business conduct are followed. The legal and regulatory focus on the financial services industry presents a continuing business challenge for us.

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

Effects of Inflation

Because our assets are liquid and generally short-term in nature, they are not significantly affected by inflation. However, the rate of inflation affects our expenses, such as employee compensation, office space occupancy costs, communications charges and travel costs, which may not be readily recoverable in the price of services we offer to our clients. To the extent inflation results in rising interest rates and has adverse effects upon the securities markets, it may adversely affect our financial position and results of operations.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2022.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of Piper Sandler Companies included in this Annual Report on Form 10-K, has issued an attestation report on internal control over financial reporting as of December 31, 2022. Their report, which expresses an unqualified opinion on the effectiveness of Piper Sandler Companies' internal control over financial reporting as of December 31, 2022, is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Piper Sandler Companies

Opinion on Internal Control Over Financial Reporting
We have audited Piper Sandler Companies’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Piper Sandler Companies (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes, and our report dated February 24, 2023, expressed an unqualified opinion thereon.

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
February 24, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Piper Sandler Companies

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Piper Sandler Companies (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2023 expressed an unqualified opinion thereon.

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
At December 31, 2022, the Company’s investments at fair value totaled $273.9 million, primarily consisting of investments in private companies. These investments are held in consolidated alternative asset management funds, which include $200.7 million of noncontrolling interests attributable to unrelated third party ownership. Of the total investments at fair value, $191.8 million are categorized as Level III within the fair value hierarchy. As described in Notes 2 and 6 of the consolidated financial statements, management determines the fair values of these investments internally using the best information available. These investments in private companies are valued based on an assessment of each underlying security, considering rounds of financing, the financial condition and operating results of the private company, third party transactions and market-based information, including comparable company transactions, trading multiples (e.g., multiples of revenue and earnings before interest, taxes, depreciation and amortization (EBITDA)), discounted cash flow analyses and changes in market outlook, among other factors.

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
Minneapolis, Minnesota
February 24, 2023

Piper Sandler Companies
Consolidated Statements of Financial Condition

	December 31,	December 31,
(Amounts in thousands, except share data)	2022	2021
Assets
Cash and cash equivalents	$365,624	$970,965
Receivables from brokers, dealers and clearing organizations	300,463	254,130

Financial instruments and other inventory positions owned	282,501	230,423
Financial instruments and other inventory positions owned and pledged as collateral	57,478	118,551
Total financial instruments and other inventory positions owned	339,979	348,974

Fixed assets (net of accumulated depreciation and amortization of $75,759 and $76,823, respectively)	68,220	51,761
Goodwill	301,151	227,508
Intangible assets (net of accumulated amortization of $131,047 and $115,672, respectively)	135,637	119,778
Investments (including noncontrolling interests of $200,687 and $164,565, respectively)	285,726	252,045
Net deferred income tax assets	191,002	158,200
Right-of-use lease asset	87,730	71,341
Other assets	106,025	110,605
Total assets	$2,181,557	$2,565,307

Liabilities and Shareholders' Equity
Long-term financing	$125,000	$125,000
Payables to brokers, dealers and clearing organizations	4,622	13,247
Financial instruments and other inventory positions sold, but not yet purchased	60,836	128,690
Accrued compensation	565,738	900,079
Accrued lease liability	109,771	89,625
Other liabilities and accrued expenses	61,562	81,811
Total liabilities	927,529	1,338,452

Shareholders' equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at December 31, 2022 and December 31, 2021;
Shares issued: 19,544,507 at December 31, 2022 and 19,541,037 at December 31, 2021;
Shares outstanding: 13,673,064 at December 31, 2022 and 14,129,519 at December 31, 2021	195	195
Additional paid-in capital	1,044,719	925,387
Retained earnings	453,311	450,165
Less common stock held in treasury, at cost: 5,871,443 shares at December 31, 2022 and 5,411,518 shares at December 31, 2021	(441,653)	(312,573)
Accumulated other comprehensive loss	(2,499)	(964)
Total common shareholders' equity	1,054,073	1,062,210

Noncontrolling interests	199,955	164,645
Total shareholders' equity	1,254,028	1,226,855

Total liabilities and shareholders' equity	$2,181,557	$2,565,307
See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Operations

	Year Ended December 31,
(Amounts in thousands, except per share data)	2022	2021	2020
Revenues:
Investment banking	$1,009,509	$1,553,219	$858,476
Institutional brokerage	405,267	387,577	357,753
Interest income	20,365	6,967	13,164
Investment income/(loss)	(23)	94,032	23,265

Total revenues	1,435,118	2,041,795	1,252,658

Interest expense	9,480	10,734	14,445

Net revenues	1,425,638	2,031,061	1,238,213

Non-interest expenses:
Compensation and benefits	983,524	1,305,166	877,462
Outside services	53,189	45,942	38,377
Occupancy and equipment	64,252	56,946	54,007
Communications	50,565	44,008	44,358
Marketing and business development	42,849	20,902	13,472
Deal-related expenses	31,874	42,921	38,072
Trade execution and clearance	20,185	16,533	18,934
Restructuring and integration costs	11,440	4,724	10,755
Intangible asset amortization	15,375	30,080	44,728
Other operating expenses	18,016	22,327	29,500

Total non-interest expenses	1,291,269	1,589,549	1,169,665

Income before income tax expense	134,369	441,512	68,548

Income tax expense	33,189	111,144	19,192

Net income	101,180	330,368	49,356

Net income/(loss) applicable to noncontrolling interests	(9,494)	51,854	8,852

Net income applicable to Piper Sandler Companies	$110,674	$278,514	$40,504

Earnings per common share
Basic	$7.92	$19.52	$2.94
Diluted	$6.52	$16.43	$2.72

Dividends declared per common share	$6.90	$6.80	$2.00

Weighted average number of common shares outstanding
Basic	13,982	14,265	13,781
Diluted	16,965	16,955	14,901
See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(Amounts in thousands)	2022	2021	2020
Net income	$101,180	$330,368	$49,356

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	(1,535)	(767)	675

Comprehensive income	99,645	329,601	50,031

Comprehensive income/(loss) applicable to noncontrolling interests	(9,494)	51,854	8,852

Comprehensive income applicable to Piper Sandler Companies	$109,139	$277,747	$41,179
See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Changes in Shareholders' Equity

						Accumulated	Total
	Common		Additional			Other	Common		Total
(Amounts in thousands,	Shares	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
except share amounts)	Outstanding	Stock	Capital	Earnings	Stock	Loss	Equity	Interests	Equity
Balance at December 31, 2019	13,717,315	$195	$757,669	$258,669	$(284,378)	$(872)	$731,283	$75,245	$806,528
Net income	—	—	—	40,504	—	—	40,504	8,852	49,356
Dividends	—	—	—	(28,172)	—	—	(28,172)	—	(28,172)
Amortization/issuance of restricted stock (1)	—	—	103,852	—	—	—	103,852	—	103,852
Repurchase of common stock through share repurchase program	(188,319)	—	—	—	(13,129)	—	(13,129)	—	(13,129)
Issuance of treasury shares for restricted stock vestings	309,089	—	(15,310)	—	15,310	—	—	—	—
Issuance of treasury shares for deal consideration	34,205	—	1,049	—	1,674	—	2,723	—	2,723
Repurchase of common stock from employees	(105,193)	—	—	—	(8,836)	—	(8,836)	—	(8,836)
Shares reserved/issued for director compensation	8,928	—	525	—	—	—	525	—	525
Other comprehensive income	—	—	—	—	—	675	675	—	675
Fund capital contributions, net	—	—	—	—	—	—	—	12,560	12,560
Balance at December 31, 2020	13,776,025	$195	$847,785	$271,001	$(289,359)	$(197)	$829,425	$96,657	$926,082
Net income	—	—	—	278,514	—	—	278,514	51,854	330,368
Dividends	—	—	—	(99,350)	—	—	(99,350)	—	(99,350)
Amortization/issuance of restricted stock (1)	—	—	123,270	—	—	—	123,270	—	123,270
Repurchase of common stock through share repurchase program	(417,903)	—	—	—	(52,250)	—	(52,250)	—	(52,250)
Issuance of treasury shares for restricted stock vestings	918,024	—	(46,687)	—	46,687	—	—	—	—
Repurchase of common stock from employees	(154,117)	—	—	—	(17,651)	—	(17,651)	—	(17,651)
Shares reserved/issued for director compensation	7,490	—	1,019	—	—	—	1,019	—	1,019
Other comprehensive loss	—	—	—	—	—	(767)	(767)	—	(767)
Fund capital contributions, net	—	—	—	—	—	—	—	16,134	16,134
Balance at December 31, 2021	14,129,519	$195	$925,387	$450,165	$(312,573)	$(964)	$1,062,210	$164,645	$1,226,855
Net income/(loss)	—	—	—	110,674	—	—	110,674	(9,494)	101,180
Dividends	—	—	—	(107,528)	—	—	(107,528)	—	(107,528)
Amortization/issuance of restricted stock (1)	—	—	176,645	—	—	—	176,645	—	176,645
Repurchase of common stock through share repurchase program	(1,245,221)	—	—	—	(161,811)	—	(161,811)	—	(161,811)
Issuance of treasury shares for restricted stock vestings	953,293	—	(58,254)	—	58,254	—	—	—	—
Repurchase of common stock from employees	(172,156)	—	—	—	(25,523)	—	(25,523)	—	(25,523)
Shares reserved/issued for director compensation	7,629	—	941	—	—	—	941	—	941
Other comprehensive loss	—	—	—	—	—	(1,535)	(1,535)	—	(1,535)
Fund capital contributions, net	—	—	—	—	—	—	—	44,804	44,804
Balance at December 31, 2022	13,673,064	$195	$1,044,719	$453,311	$(441,653)	$(2,499)	$1,054,073	$199,955	$1,254,028
(1)Includes amortization of restricted stock issued in conjunction with the Company's acquisitions.

See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Cash Flows

	Year Ended December 31,
(Amounts in thousands)	2022	2021	2020
Operating Activities:
Net income	$101,180	$330,368	$49,356
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization of fixed assets	15,639	12,630	10,699
Deferred income taxes	(32,802)	(53,981)	(36,184)
Stock-based compensation	131,203	171,447	121,688
Amortization of intangible assets	15,375	30,080	44,728
Amortization of forgivable loans	9,322	9,505	3,538
Decrease/(increase) in operating assets:
Receivables from brokers, dealers and clearing organizations	(43,392)	(32,639)	254,292
Net financial instruments and other inventory positions owned	(58,859)	30,238	203,815
Investments	(33,681)	(68,866)	(24,353)
Other assets	(5,216)	(34,913)	4,024
Increase/(decrease) in operating liabilities:
Payables to brokers, dealers and clearing organizations	(8,625)	(5,344)	11,077
Accrued compensation	(296,369)	330,883	132,767
Other liabilities and accrued expenses	(18,682)	(12,321)	4,318

Net cash provided by/(used in) operating activities	(224,907)	707,087	779,765

Investing Activities:
Business acquisitions, net of cash acquired	(96,504)	—	(417,414)
Purchases of fixed assets, net	(30,600)	(20,577)	(17,581)

Net cash used in investing activities	(127,104)	(20,577)	(434,995)

Financing Activities:
Decrease in short-term financing	—	—	(49,978)
Repayment of long-term financing	—	(70,000)	—
Payment of cash dividend	(107,528)	(99,350)	(28,172)
Increase in noncontrolling interests	44,804	16,134	12,560
Repurchase of common stock	(187,334)	(69,901)	(21,965)

Net cash used in financing activities	(250,058)	(223,117)	(87,555)

Currency adjustment:
Effect of exchange rate changes on cash	(3,272)	(363)	702

Net increase/(decrease) in cash and cash equivalents	(605,341)	463,030	257,917

Cash and cash equivalents at beginning of year	970,965	507,935	250,018

Cash and cash equivalents at end of year	$365,624	$970,965	$507,935

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$9,481	$10,777	$14,485
Income taxes	$85,428	$165,910	$28,891
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

Piper Sandler Companies and its subsidiaries (collectively, the "Company") operate in one reporting segment providing investment banking services and institutional sales, trading and research services (collectively, "Capital Markets"). Investment banking services include financial advisory services, management of and participation in underwritings, and municipal financing activities. Revenues are generated through the receipt of advisory and financing fees. Institutional sales, trading and research services focus on the trading of equity and fixed income products with institutions, corporations, government and non-profit entities. Revenues are generated through commissions and sales credits earned on equity and fixed income institutional sales activities, net interest revenues on trading securities held in inventory, profits and losses from trading these securities, and fees for research services and corporate access offerings. Also, the Company has created alternative asset management funds in merchant banking and healthcare in order to invest firm capital and to manage capital from outside investors. The Company records gains and losses from investments in these funds and receives management and performance fees.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the report date. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed.

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

A substantial percentage of the fair value of the Company's financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased, is based on observable market prices, observable market parameters, or derived from broker or dealer prices. The availability of observable market prices and pricing parameters can vary from product to product. Where available, observable market prices and pricing or market parameters in a product may be used to derive a price without requiring significant judgment. In certain markets, observable market prices or market parameters are not available for all products, and fair value is determined using techniques appropriate for each particular product. These techniques involve some degree of judgment. Results from valuation models and other techniques in one period may not be indicative of future period fair value measurement.

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

The discount rate used to determine the present value of the remaining lease payments reflects the Company’s incremental borrowing rate, which is the rate the Company would have to pay to borrow on a collateralized basis over a similar term in a similar economic environment. In calculating its discount rates, the Company takes into consideration financing arrangements that are on a secured (i.e., collateralized) basis, as well as market interest rates and spreads, other reference points, and the respective tenors of the Company’s designated lease term ranges. The Company applies the portfolio approach in determining the discount rates for its leases.

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

The substantial majority of the Company's advisory and underwriting fees (i.e., the success-related advisory fee) is considered variable consideration and recognized when it is probable that the variable consideration will not be reversed in a future period. The variable consideration is considered to be constrained until satisfaction of the performance obligation. The Company's performance obligation is generally satisfied at a point in time upon the closing of a strategic transaction, completion of a financing or underwriting arrangement, or some other defined outcome (e.g., providing a fairness opinion). At this time, the Company has transferred control of the promised service and the customer obtains control. As these arrangements represent a single performance obligation, allocation of the transaction price is not necessary. The Company has elected to apply the following optional exemptions regarding disclosure of its remaining performance obligations: (i) the Company's performance obligation is part of a contract that has an original expected duration of one year or less and/or (ii) the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a distinct service that forms part of a single performance obligation.

Institutional Brokerage – Institutional brokerage revenues include (i) commissions received from customers for the execution of brokerage transactions in listed and over-the-counter ("OTC") equity, fixed income and convertible debt securities, which are recognized at a point in time on the trade date because the customer has obtained the rights to the underlying security provided by the trade execution service, (ii) trading gains and losses, recorded based on changes in the fair value of long and short security positions in the reporting period, (iii) fees earned by PSLS related to the brokering of loans and servicing rights in market liquidity transactions, which are recognized at a point in time on the trade date, and (iv) fees received by the Company for research services. The Company permits institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as commission share agreements or "soft dollar" arrangements. As the Company is not acting as a principal in satisfying the performance obligation for these arrangements, expenses relating to soft dollars are netted against commission revenues and included in other liabilities and accrued expenses on the consolidated statements of financial condition.

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

Investment Income/(Loss) – Investment income/(loss) includes realized and unrealized gains and losses from the Company's merchant banking, healthcare and other firm investments, as well as management and performance fees generated from the Company’s alternative asset management funds.

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

Earnings Per Share ("EPS")

Basic earnings per common share is computed by dividing net income applicable to Piper Sandler Companies by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive stock options, restricted stock units and restricted shares. See Note 20 for additional information on the Company's calculation of EPS.

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
Notes to the Consolidated Financial Statements – Continued

Note 3 Recent Accounting Pronouncements

Adoption of New Applicable Accounting Standards

Equity Securities Subject to Contractual Sale Restrictions

In June 2022, the FASB issued Accounting Standards Update ("ASU") No. 2022-03, "Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions" ("ASU 2022-03"). This guidance clarifies that a contractual sale restriction should not impact the fair value of the security and a discount to reflect such restriction is no longer permitted to be applied. ASU 2022-03 also includes new disclosure requirements and is effective for annual and interim periods beginning after December 15, 2023, with early adoption permitted. As of December 31, 2022, the Company does not hold equity securities subject to contractual sale restrictions. The Company early adopted this guidance as of January 1, 2023 and does not expect the adoption of ASU 2022-03 to have an impact on its consolidated financial statements.

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

2022 Acquisitions

DBO Partners Holding LLC

On October 7, 2022, the Company completed the acquisition of DBO Partners Holding LLC, including its subsidiary, DBO Partners LLC (collectively, "DBO Partners"), a technology investment banking firm. The acquisition expands the scale of the Company's technology sector and adds general partner advisory services.

The purchase price of $66.1 million consisted of cash consideration of $64.6 million and contingent consideration of $1.5 million, as detailed in the net assets acquired table below. As part of the acquisition, the Company granted 368,957 restricted shares valued at $39.9 million on the acquisition date. The restricted shares are subject to graded vesting, beginning on the second anniversary of the acquisition date, so long as the applicable employee remains continuously employed by the Company for such period. Compensation expense will be amortized on a straight-line basis over the requisite service period of five years. As discussed in Note 19, the Company also entered into acquisition-related compensation arrangements with certain employees of $17.4 million in restricted stock for retention purposes. These restricted shares are subject to ratable vesting and employees must fulfill service requirements in exchange for the rights to the restricted shares. Compensation expense will be amortized on a straight-line basis over the requisite service period (a weighted average service period of 4.9 years). As both restricted share grants compensate employees for future services, the value of the shares is not part of the purchase price.

Additional cash of up to $25.0 million may be earned (the "DBO Earnout") if a net revenue target is achieved during the performance period from January 1, 2023 to December 31, 2024. Of the total amount, up to $20.0 million may be earned by former partners with no service requirements. The Company recorded a $1.5 million liability as of the acquisition date for the fair value of this contingent consideration, which is included in the purchase price. The remaining $5.0 million may be earned by certain employees, whom are now employees of the Company, in exchange for service requirements. As this amount compensates employees for future services, the value is not part of the purchase price. Amounts estimated to be payable, if any, will be recorded as compensation expense on the consolidated statements of operations over the requisite service period. If earned, the DBO Earnout will be paid by March 31, 2025.

The Company recorded $57.1 million of goodwill on the consolidated statements of financial condition, all of which is expected to be deductible for income tax purposes. The final goodwill recorded on the Company's consolidated statements of financial condition may differ from that reflected herein as a result of measurement period adjustments. In management's opinion, the goodwill represents the reputation and operating expertise of DBO Partners. Identifiable intangible assets purchased by the Company consisted of customer relationships with an acquisition-date fair value of $10.4 million.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Transaction costs of $1.5 million were incurred for the year ended December 31, 2022, and are included in restructuring and integration costs on the consolidated statements of operations.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition:

(Amounts in thousands)
Assets
Cash and cash equivalents	$575
Fixed assets	1,353
Goodwill	57,097
Intangible assets	10,390
Right-of-use lease asset	3,760
Other assets	414
Total assets acquired	73,589

Liabilities
Accrued compensation	1,167
Accrued lease liability	3,760
Other liabilities and accrued expenses	2,603
Total liabilities assumed	7,530

Net assets acquired	$66,059

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

The Company recorded $7.0 million of goodwill on the consolidated statements of financial condition, none of which is expected to be deductible for income tax purposes. In management's opinion, the goodwill represents the reputation and operating expertise of Stamford Partners. Identifiable intangible assets purchased by the Company consisted of customer relationships with an acquisition-date fair value of $1.8 million.

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

The purchase price of $34.1 million consisted of cash consideration of $32.5 million and contingent consideration of $1.6 million, as detailed in the net assets acquired table below. As part of the acquisition, the Company granted 64,077 restricted shares valued at $9.7 million on the acquisition date. The restricted shares are subject to graded vesting on the fourth and fifth anniversaries of the acquisition date, so long as the applicable employee remains continuously employed by the Company for the respective vesting period. As these shares contain service conditions, the value of the shares is not part of the purchase price. Compensation expense will be amortized on a straight-line basis over the requisite service period of five years.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The Company also entered into acquisition-related compensation arrangements with certain employees of $10.7 million, which consisted of restricted stock ($7.5 million) and forgivable loans ($3.2 million), for retention purposes. As employees must fulfill service requirements in exchange for the rights to the restricted shares, compensation expense will be amortized on a straight-line basis over the requisite service period (a weighted average service period of 3.4 years). See Note 19 for further discussion. The loans will be forgiven, so long as the applicable employee remains continuously employed for the loan term. Compensation expense will be amortized on a straight-line basis over the respective loan term (a weighted average period of 3.6 years).

Additional cash of up to $27.8 million may be earned if a net revenue target is achieved during the performance period from July 1, 2022 to December 31, 2023. Of the total amount, up to $6.0 million may be earned by Cornerstone Macro's equity owners with no service requirements. If earned, this amount will be paid by March 31, 2024. The Company recorded a $1.6 million liability as of the acquisition date for the fair value of this contingent consideration, which is included in the purchase price. Adjustments to this liability after the acquisition date are recorded as non-compensation expense on the consolidated statements of operations. As of December 31, 2022, the Company expects the maximum amount of $6.0 million will be earned and has accrued the full amount related to this additional cash payment. The remaining amount may be earned by the equity owners, whom are now employees of the Company, and certain employees in exchange for service requirements. As this amount compensates employees for future services, the value is not part of the purchase price. Amounts estimated to be payable, if any, will be recorded as compensation expense on the consolidated statements of operations over the requisite service period. If earned, amounts will be paid by June 30, 2025 and June 30, 2026. As of December 31, 2022, the Company has accrued $1.9 million related to this additional cash payment.

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

Transaction costs of $1.1 million and $0.5 million were incurred for the years ended December 31, 2022 and 2021, respectively, and are included in restructuring and integration costs on the consolidated statements of operations.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

2020 Acquisitions

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

Additional cash of $7.0 million may be earned by certain employees if a revenue threshold is exceeded during the three-year post-acquisition period to the extent they are employed by the Company at the time of payment. Amounts estimated to be payable, if any, will be recorded as compensation expense on the consolidated statements of operations over the requisite performance period. If earned, the amount will be paid by April 3, 2024. As of December 31, 2022, the Company expects the maximum amount will be earned and has accrued $4.3 million related to this additional cash payment. The Company recorded $2.1 million and $2.2 million in compensation expense related to this additional cash payment for the years ended December 31, 2022 and 2021, respectively.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

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

Additional cash may be earned by certain employees if a revenue threshold is exceeded during the three-year post-acquisition period to the extent they are employed by the Company at the time of payment. Amounts estimated to be payable, if any, will be recorded as compensation expense on the consolidated statements of operations over the requisite performance period. If earned, the amount will be paid by July 3, 2023. As of December 31, 2022, the Company has accrued $7.8 million related to this additional cash payment. The Company recorded a $3.4 million reversal of compensation expense for the year ended December 31, 2022, and $11.2 million in compensation expense for the year ended December 31, 2021 related to this additional cash payment.

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

Transaction costs of $0.4 million, $0.1 million and $2.5 million were incurred for the years ended December 31, 2022, 2021 and 2020, respectively, and are included in restructuring and integration costs on the consolidated statements of operations.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

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

Transaction costs of $0.9 million and $1.2 million were incurred for the years ended December 31, 2022 and 2020, respectively, and are included in restructuring and integration costs on the consolidated statements of operations.

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

Pro Forma Financial Information

The results of operations of DBO Partners, Stamford Partners, Cornerstone Macro, TRS, Valence and Sandler O'Neill have been included in the Company's consolidated financial statements prospectively beginning on the respective acquisition dates. The acquisitions have been fully integrated with the Company's existing operations. Accordingly, post-acquisition revenues and net income are not discernible. The following unaudited pro forma financial data is presented on a combined basis and includes DBO Partners, Cornerstone Macro, TRS and Valence. Pro forma financial information for Stamford Partners is not presented as the acquisition is not material. Pro forma financial information for Sandler O'Neill is not presented as the acquisition was considered fully integrated with the Company's existing operations for all periods presented.

Based on the respective acquisition dates, the unaudited pro forma financial data assumes that the DBO Partners and Cornerstone Macro acquisitions had occurred on January 1, 2020 and that the TRS and Valence acquisitions had occurred on January 1, 2018. Pro forma results have been prepared by adjusting the Company's historical results to include the results of operations of DBO Partners, Cornerstone Macro, TRS and Valence adjusted for the following significant changes: interest expense was adjusted to reflect the debt incurred by the Company to fund a portion of the Valence purchase price; amortization expense was adjusted to account for the acquisition-date fair value of intangible assets; compensation and benefits expenses were adjusted to reflect the restricted stock issued as part of the respective acquisition, the restricted stock and forgivable loans issued for retention purposes, the earnouts with service conditions, and the cost that would have been incurred had certain employees been included in the Company’s employee compensation arrangements; and the income tax effect of applying the Company's statutory tax rates to the results of operations of the respective acquisitions. The Company's consolidated unaudited pro forma information presented does not necessarily reflect the results of operations that would have resulted had the acquisitions been completed at the beginning of the applicable periods presented, does not contemplate client account overlap and anticipated operational efficiencies of the combined entities, nor does it indicate the results of operations in future periods.

	Year Ended December 31,
(Amounts in thousands)	2022	2021	2020
Net revenues	$1,493,620	$2,136,637	$1,380,151
Net income applicable to Piper Sandler Companies	109,043	276,178	40,303

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Note 5 Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased

	December 31,	December 31,
(Amounts in thousands)	2022	2021
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$1,490	$2,831
Convertible securities	94,552	148,057
Fixed income securities	4,103	8,687
Municipal securities:
Taxable securities	28,389	12,377
Tax-exempt securities	151,465	97,891
Short-term securities	14,386	29,357
Mortgage-backed securities	—	1,277
U.S. government agency securities	28,874	24,361
U.S. government securities	3,800	138
Derivative contracts	12,920	23,998
Total financial instruments and other inventory positions owned	$339,979	$348,974

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$15,376	$77,744
Fixed income securities	3,894	4,950
U.S. government securities	36,415	41,780
Derivative contracts	5,151	4,216
Total financial instruments and other inventory positions sold, but not yet purchased	$60,836	$128,690

At December 31, 2022 and 2021, financial instruments and other inventory positions owned in the amount of $57.5 million and $118.6 million, respectively, had been pledged as collateral for short-term financing arrangements.

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

	December 31, 2022			December 31, 2021
(Amounts in thousands)	Derivative	Derivative	Notional	Derivative	Derivative	Notional
Derivative Category	Assets (1)	Liabilities (2)	Amount	Assets (1)	Liabilities (2)	Amount
Interest rate
Customer matched-book	$55,414	$49,838	$1,354,881	$157,064	$149,353	$1,630,056
Trading securities	5,186	1,082	134,750	—	1,560	65,925
	$60,600	$50,920	$1,489,631	$157,064	$150,913	$1,695,981
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

(Amounts in thousands)		Year Ended December 31,
Derivative Category	Operations Category	2022	2021	2020
Interest rate derivative contract	Investment banking	$(1,317)	$(1,786)	$(1,407)
Interest rate derivative contract	Institutional brokerage	4,848	2,264	(1,881)
		$3,531	$478	$(3,288)

Credit risk associated with the Company's derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company's derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company's financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The majority of the Company's derivative contracts are substantially collateralized by its counterparties, who are major financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of a derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of December 31, 2022, the Company had $10.8 million of uncollateralized credit exposure with these counterparties (notional contract amount of $154.1 million), including $6.2 million of uncollateralized credit exposure with one counterparty.

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

Investments

The Company's investments valued at fair value include equity investments in private companies. Investments in private companies are valued based on an assessment of each underlying security, considering rounds of financing, the financial condition and operating results of the private company, third party transactions and market-based information, including comparable company transactions, trading multiples (e.g., multiples of revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA")), discounted cash flow analyses and changes in market outlook, among other factors. These securities are categorized based on the lowest level of input that is significant to the fair value measurement.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company's Level III financial instruments as of December 31, 2022:

	Valuation			Weighted
	Technique	Unobservable Input	Range	Average (1)
Assets
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	Discounted cash flow	Expected recovery rate (% of par) (3)	0 - 25%	13.4%
		Current yield (3)	10%	10%
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve in basis points ("bps") (3)	1 - 27 bps	6.1 bps
Investments at fair value:
Equity securities in private companies (2)	Market approach	Revenue multiple (3)	1 - 7 times	4.4 times
		EBITDA multiple (3)	11 - 15 times	13.0 times
		Market comparable valuation multiple (3)	1.5 times	1.5 times
		Expected liquidation value (% of company assets) (3)	50%	50%
	Discounted cash flow	Discount rate (4)	20 - 25%	21.3%

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve in bps (4)	3 - 41 bps	22.9 bps
(1)Unobservable inputs were weighted by the relative fair value of the financial instruments.
(2)As of December 31, 2022, the Company had $191.8 million of Level III investments at fair value, of which $83.4 million, or 43.5 percent, was valued based on a recent round of independent financing.
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

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The following table summarizes the valuation of the Company's financial instruments by pricing observability levels defined in ASC 820 as of December 31, 2022:

				Counterparty
				and Cash
				Collateral
(Amounts in thousands)	Level I	Level II	Level III	Netting (1)	Total
Assets
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$1,490	$—	$—	$—	$1,490
Convertible securities	—	94,552	—	—	94,552
Fixed income securities	—	4,103	—	—	4,103
Municipal securities:
Taxable securities	—	28,389	—	—	28,389
Tax-exempt securities	—	147,578	3,887	—	151,465
Short-term securities	—	14,386	—	—	14,386
U.S. government agency securities	—	28,874	—	—	28,874
U.S. government securities	3,800	—	—	—	3,800
Derivative contracts	—	55,844	4,756	(47,680)	12,920
Total financial instruments and other inventory positions owned	5,290	373,726	8,643	(47,680)	339,979

Cash equivalents	323,143	—	—	—	323,143

Investments at fair value (2)	82,047	—	191,845	—	273,892
Total assets	$410,480	$373,726	$200,488	$(47,680)	$937,014

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$15,376	$—	$—	$—	$15,376
Fixed income securities	—	3,894	—	—	3,894
U.S. government securities	36,415	—	—	—	36,415
Derivative contracts	—	49,838	1,082	(45,769)	5,151
Total financial instruments and other inventory positions sold, but not yet purchased	$51,791	$53,732	$1,082	$(45,769)	$60,836
(1)Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.
(2)Includes noncontrolling interests of $200.7 million attributable to unrelated third party ownership in consolidated alternative asset management funds.

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

The Company's Level III assets were $200.5 million (including noncontrolling interests of $148.7 million) and $143.3 million (including noncontrolling interests of $103.0 million), or 21.4 percent and 9.6 percent of financial instruments measured at fair value at December 31, 2022 and 2021, respectively. There were $3.6 million of transfers of financial assets into Level III for the year ended December 31, 2022, primarily due to observable inputs becoming unobservable. There were $64.0 million of transfers of financial assets out of Level III for the year ended December 31, 2021, primarily due to unobservable inputs becoming observable.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The following tables summarize the changes in fair value associated with Level III financial instruments held at the beginning or end of the periods presented:

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	December 31,	December 31,
(Amounts in thousands)	2021	Purchases	Sales	in	out	(losses)	(losses)	2022	2022
Assets
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	$247	$—	$—	$3,626	$—	$—	$14	$3,887	$14
Derivative contracts	726	450	—	—	—	(450)	4,030	4,756	4,756
Total financial instruments and other inventory positions owned	973	450	—	3,626	—	(450)	4,044	8,643	4,770

Investments at fair value	142,286	62,695	(19,574)	—	(172)	12,948	(6,338)	191,845	6,536
Total assets	$143,259	$63,145	$(19,574)	$3,626	$(172)	$12,498	$(2,294)	$200,488	$11,306

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$1,898	$—	$680	$—	$—	$(680)	$(816)	$1,082	$1,082
Total financial instruments and other inventory positions sold, but not yet purchased	$1,898	$—	$680	$—	$—	$(680)	$(816)	$1,082	$1,082

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	December 31,	December 31,
(Amounts in thousands)	2020	Purchases	Sales	in	out	(losses)	(losses)	2021	2021
Assets
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	$—	$—	$—	$502	$—	$—	$(255)	$247	$(255)
Mortgage-backed securities	13	—	—	—	—	—	(13)	—	—
Derivative contracts	270	—	(256)	—	—	256	456	726	726
Total financial instruments and other inventory positions owned	283	—	(256)	502	—	256	188	973	471

Investments at fair value	152,995	42,100	(57,251)	—	(63,957)	40,306	28,093	142,286	19,990
Total assets	$153,278	$42,100	$(57,507)	$502	$(63,957)	$40,562	$28,281	$143,259	$20,461

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$3,706	$(3,225)	$—	$—	$—	$3,225	$(1,808)	$1,898	$1,898
Total financial instruments and other inventory positions sold, but not yet purchased	$3,706	$(3,225)	$—	$—	$—	$3,225	$(1,808)	$1,898	$1,898

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

Consolidated VIEs

The Company's consolidated VIEs at December 31, 2022 included certain alternative asset management funds in which the Company has an investment and, as the managing partner, is deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds.

The following table presents information about the carrying value of the assets and liabilities of the VIEs that are consolidated by the Company and included on the consolidated statements of financial condition at December 31, 2022. The assets can only be used to settle the liabilities of the respective VIE, and the creditors of the VIEs do not have recourse to the general credit of the Company. These VIEs have a combined $50.0 million of bank line financing available with interest rates based on either prime or LIBOR plus an applicable margin. The assets and liabilities are presented prior to consolidation, and thus a portion of these assets and liabilities is eliminated in consolidation.

Alternative Asset
(Amounts in thousands)	Management Funds
Assets
Investments	$257,304
Other assets	946
Total assets	$258,250

Liabilities
Other liabilities and accrued expenses	$1,840
Total liabilities	$1,840

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Nonconsolidated VIEs

The Company determined it is not the primary beneficiary of certain VIEs and, accordingly, does not consolidate them. These VIEs had net assets approximating $1.2 billion and $2.1 billion at December 31, 2022 and 2021, respectively. The Company's exposure to loss from these VIEs is $11.5 million, which is the carrying value of its capital contributions recorded in investments on the consolidated statements of financial condition at December 31, 2022. The Company had no liabilities related to these VIEs at December 31, 2022 and 2021. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of December 31, 2022.

Note 8 Receivables from and Payables to Brokers, Dealers and Clearing Organizations

	December 31,	December 31,
(Amounts in thousands)	2022	2021
Receivable from clearing organizations	$285,957	$226,731
Receivable from brokers and dealers	10,942	24,056
Other	3,564	3,343
Total receivables from brokers, dealers and clearing organizations	$300,463	$254,130

	December 31,	December 31,
(Amounts in thousands)	2022	2021
Payable to brokers and dealers	$4,622	$13,247
Total payables to brokers, dealers and clearing organizations	$4,622	$13,247

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

Note 9 Investments

The Company's investments include investments in private companies and partnerships.

	December 31,	December 31,
(Amounts in thousands)	2022	2021
Investments at fair value	$273,892	$239,376
Investments at cost	509	611
Investments accounted for under the equity method	11,325	12,058
Total investments	285,726	252,045

Less investments attributable to noncontrolling interests (1)	(200,687)	(164,565)
	$85,039	$87,480
(1)Noncontrolling interests are attributable to unrelated third party ownership in consolidated alternative asset management funds.

At December 31, 2022, investments carried on a cost basis had an estimated fair market value of $0.5 million. Because valuation estimates were based upon management's judgment, investments carried at cost would be categorized as Level III assets in the fair value hierarchy, if they were carried at fair value.

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

Note 10 Other Assets

	December 31,	December 31,
(Amounts in thousands)	2022	2021
Fee receivables	$42,645	$51,403
Forgivable loans, net	20,667	12,040
Prepaid expenses	18,664	18,989
Other	24,049	28,173
Total other assets	$106,025	$110,605

Note 11 Goodwill and Intangible Assets

(Amounts in thousands)
Goodwill
Balance at December 31, 2020	$227,508
Goodwill acquired	—
Balance at December 31, 2021	$227,508
Goodwill acquired	73,643
Balance at December 31, 2022	$301,151

Intangible assets
Balance at December 31, 2020	$149,858
Intangible assets acquired	—
Amortization of intangible assets	(30,080)
Balance at December 31, 2021	$119,778
Intangible assets acquired	31,234
Amortization of intangible assets	(15,375)
Balance at December 31, 2022	$135,637

As discussed in Note 4, the addition of goodwill and intangible assets during the year ended December 31, 2022 related to the acquisitions of DBO Partners, Stamford Partners and Cornerstone Macro. Management identified $10.4 million of customer relationship intangible assets related to the acquisition of DBO Partners, which will be amortized over a weighted average life of 1.1 years. Management identified $1.8 million of customer relationship intangible assets related to the acquisition of Stamford Partners, which will be amortized over a weighted average life of 0.8 years. Management identified $19.0 million of customer relationship intangible assets related to the acquisition of Cornerstone Macro, which will be amortized over a weighted average life of 7.2 years.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Intangible assets with determinable lives primarily consist of customer relationships and internally developed software. The following table summarizes the future aggregate amortization expense of the Company's intangible assets with determinable lives:

(Amounts in thousands)
2023	$19,440
2024	9,445
2025	7,887
2026	7,253
2027	3,480
Thereafter	2,732
Total	$50,237

Indefinite-lived intangible assets consist of the Sandler trade name of $85.4 million, which is not subject to amortization.

The Company performed its annual goodwill impairment testing as of October 31, 2022, which resulted in no impairment. The annual goodwill impairment testing for 2021 and 2020 resulted in no impairment associated with the Capital Markets reporting unit.

The Company also evaluated its intangible assets and concluded there was no impairment in 2022, 2021 and 2020 associated with the Capital Markets reporting unit.

Note 12 Fixed Assets

	December 31,	December 31,
(Amounts in thousands)	2022	2021
Furniture and equipment	$53,138	$54,763
Leasehold improvements	78,266	61,218
Software	12,575	12,603
Total	143,979	128,584
Accumulated depreciation and amortization	(75,759)	(76,823)
Fixed assets, net of accumulated depreciation and amortization	$68,220	$51,761

For the years ended December 31, 2022, 2021 and 2020, depreciation and amortization of furniture and equipment, leasehold improvements and software totaled $15.6 million, $12.6 million and $10.7 million, respectively, and are included in occupancy and equipment expense on the consolidated statements of operations.

Note 13 Short-Term Financing

The Company has an unsecured $75 million revolving credit facility with U.S. Bank N.A. The credit agreement will terminate on December 19, 2025, unless otherwise terminated, and is subject to a one-year extension exercisable at the option of the Company. This credit facility includes customary events of default and covenants that, among other things, require the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital of $120 million, limit the Company's leverage ratio, require maintenance of a minimum ratio of operating cash flow to fixed charges, and impose certain limitations on the Company's ability to make acquisitions and make payments on its capital stock. At December 31, 2022, there were no advances against this credit facility.

The Company's committed short-term bank line financing at December 31, 2022 consisted of a one-year $80 million committed revolving credit facility with U.S. Bank N.A., which has been renewed annually in the fourth quarter of each year since 2008. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital of $120 million, and the unpaid principal amount of all advances under this facility will be due on December 8, 2023. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis. At December 31, 2022, the Company had no advances against this line of credit.

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

Long-term financing arrangements are recorded at amortized cost which approximates fair value at December 31, 2022.

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

The Company has established reserves for potential losses that are probable and reasonably estimable that may result from pending and potential legal actions, investigations and regulatory proceedings. Reasonably possible losses in excess of amounts accrued at December 31, 2022 are not material. In many cases, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount or range of any potential loss, particularly where proceedings may be in relatively early stages or where plaintiffs are seeking substantial or indeterminate damages. Matters frequently need to be more developed before a loss or range of loss can reasonably be estimated.

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

The Securities and Exchange Commission ("SEC") is conducting an investigation of the Company regarding compliance with recordkeeping requirements for business-related communications sent over unapproved electronic messaging channels. The SEC has brought several recent enforcement actions relating to recordkeeping practices, and it is currently conducting numerous similar investigations of other financial institutions. The Company is cooperating with the investigation. No loss contingency has been reflected in the Company's consolidated financial statements as this contingency is neither probable nor reasonably estimable at this time. Management is currently unable to estimate a range of reasonably possible loss related to this investigation as it is in the early stages with no alleged damages specified.

Litigation-related reserve activity included within other operating expenses was immaterial for the years ended December 31, 2022, 2021 and 2020.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Operating Lease Commitments

The Company leases office space throughout the United States and in a limited number of foreign countries where its international operations reside. Aggregate minimum lease commitments on an undiscounted basis for the Company's operating leases (including short-term leases) as of December 31, 2022 were as follows:

(Amounts in thousands)
2023	$25,155
2024	23,804
2025	22,944
2026	20,858
2027	16,983
Thereafter	29,249
Total	$138,993

The following table summarizes the Company's operating lease costs and sublease income:

	Year Ended December 31,
(Amounts in millions)	2022	2021	2020
Operating lease costs	$24.3	$20.7	$21.9
Operating lease costs related to short-term leases	1.3	0.9	0.8
Sublease income	0.4	0.7	1.8

At December 31, 2022, the weighted average remaining lease term for operating leases was 6.2 years and the weighted average discount rate was 4.1 percent.

In December 2022, the Company entered into a lease agreement for its future corporate headquarters location in Minneapolis, Minnesota. As the Company anticipates taking possession of the space in 2024, no ROU lease asset or accrued lease liability is recorded in the consolidated statements of financial condition as of December 31, 2022. The Company's contractual rent commitment over the 15-year lease term is $53.1 million.

Investment Commitments

As of December 31, 2022, the Company had commitments to invest $96.3 million in limited partnerships or limited liability companies that make direct or indirect equity or debt investments in companies.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

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

Note 16 Restructuring and Integration Costs

The Company incurred the following restructuring and integration costs in conjunction with its acquisition activity:

	Year Ended December 31,
(Amounts in thousands)	2022	2021	2020
Vacated leased office space	$5,616	$3,404	$2,481
Severance, benefits and outplacement	652	317	3,032
Contract termination	—	—	891
Total restructuring costs	6,268	3,721	6,404

Integration costs	5,172	1,003	4,351

Total restructuring and integration costs	$11,440	$4,724	$10,755

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

In 2022, the Company declared and paid quarterly cash dividends on its common stock, aggregating $2.40 per share, and a special cash dividend on its common stock related to fiscal year 2021 results of $4.50 per share, totaling $107.5 million.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

On February 3, 2023, the board of directors declared both a quarterly and a special cash dividend on its common stock of $0.60 and $1.25 per share, respectively, to be paid on March 17, 2023, to shareholders of record as of the close of business on March 3, 2023. The special cash dividend relates to the Company's fiscal year 2022 results.

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

The following table summarizes the repurchase programs authorized by the Company's board of directors:

Effective Date	Authorized Amount	Expiration Date	Remaining Authorization at December 31, 2022
May 6, 2022	$150.0 million	December 31, 2024	$138.2 million
January 1, 2022	$150.0 million	December 31, 2023	$—
January 1, 2020	$150.0 million	December 31, 2021	$—

The following table summarizes the Company's repurchase activity:

	Year Ended December 31,
	2022	2021	2020
Shares repurchased pursuant to repurchase authorizations
Common shares repurchased	1,245,221	417,903	188,319
Aggregate purchase price (in millions)	$161.8	$52.3	$13.1
Average price per share	$129.95	$125.03	$69.72

Shares repurchased from employees related to employment tax obligations
Common shares repurchased	172,156	154,117	105,193
Aggregate purchase price (in millions)	$25.5	$17.7	$8.8
Average price per share	$148.25	$114.53	$84.00

Issuance of Shares

The Company issues common shares out of treasury stock as a result of employee restricted share vesting and exercise transactions as discussed in Note 19. During the years ended December 31, 2022, 2021 and 2020, the Company issued 953,293 shares, 918,024 shares and 309,089 shares, respectively, related to these obligations. During the year ended December 31, 2020, the Company also issued 34,205 common shares out of treasury stock for Sandler O'Neill deal consideration, as discussed in Note 4.

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

Ownership interests in entities held by parties other than the Company's common shareholders are presented as noncontrolling interests within shareholders' equity, separate from the Company's own equity. Revenues, expenses and net income or loss are reported on the consolidated statements of operations on a consolidated basis, which includes amounts attributable to both the Company's common shareholders and noncontrolling interests. Net income or loss is then allocated between the Company and noncontrolling interests based upon their relative ownership interests. Net income applicable to noncontrolling interests is deducted from consolidated net income to determine net income applicable to the Company. There was no other comprehensive income or loss attributed to noncontrolling interests for the years ended December 31, 2022, 2021 and 2020.

Note 18 Employee Benefit Plans

The Company has various employee benefit plans, and substantially all employees are covered by at least one plan. The plans include health and welfare plans and a tax-qualified retirement plan (the "Retirement Plan"). During the years ended December 31, 2022, 2021 and 2020, the Company incurred employee benefits expenses of $33.8 million, $35.9 million and $25.5 million, respectively.

Health and Welfare Plans

Company employees who meet certain work schedule and service requirements are eligible to participate in the Company's health and welfare plans. The Company subsidizes the cost of coverage for employees. The health plans contain cost-sharing features such as deductibles and coinsurance.

The Company is self-insured for losses related to health claims, although it obtains third party stop loss insurance coverage on both an individual and a group plan basis. Self-insured liabilities are based on a number of factors, including historical claims experience, an estimate of claims incurred but not reported and valuations provided by third party actuaries. For the years ended December 31, 2022, 2021 and 2020, the Company recognized expense of $19.7 million, $20.0 million and $14.7 million, respectively, in compensation and benefits expense on the consolidated statements of operations related to its health plans.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Retirement Plan

The Retirement Plan is a defined contribution retirement savings plan. The defined contribution retirement savings plan allows qualified employees, at their option, to make contributions through salary deductions under Section 401(k) of the Internal Revenue Code. Employee contributions are 100 percent matched by the Company to a maximum of six percent of recognized compensation up to the social security taxable wage base. Effective January 1, 2021, the Retirement Plan was amended to provide for a discretionary profit sharing contribution by the Company. Payment and amount of the profit sharing contribution are determined annually on a discretionary basis. For the year ended December 31, 2022, the Company did not make a profit sharing contribution. For the year ended December 31, 2021, the Company contributed two percent of recognized compensation up to the social security taxable wage base for each eligible employee related to the profit sharing contribution. Although the Company's matching and profit sharing contributions vest immediately, a participant must be employed on December 31 to receive that year's employer contributions.

Note 19 Compensation Plans

Stock-Based Compensation Plans

The Company has four outstanding stock-based compensation plans: the Amended and Restated 2003 Annual and Long-Term Incentive Plan (the "Incentive Plan"), the 2019 Employment Inducement Award Plan (the "2019 Inducement Plan"), the 2020 Employment Inducement Award Plan (the "2020 Inducement Plan") and the 2022 Employment Inducement Award Plan (the "2022 Inducement Plan"). The Company's equity awards are recognized on the consolidated statements of operations at grant date fair value over the service period of the award, less forfeitures.

The following table provides a summary of the Company's outstanding equity awards (in shares or units) as of December 31, 2022:

Restricted stock related to compensation plans
Annual grants	803,468
Sign-on grants	124,135
Inducement grants	63,797

2019 Inducement Plan	47,353

2020 Inducement Plan	1,236,322

2022 Inducement Plan	161,030

Total restricted stock related to compensation plans	2,436,105

Restricted stock related to acquisitions (1)	1,783,721

Total restricted stock	4,219,826

Restricted stock units	188,328

Stock options	81,667
(1)Includes restricted stock with service conditions issued in conjunction with all acquisitions since January 1, 2020. See Note 4 for further discussion.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Incentive Plan

The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company's employees and directors for up to 9.4 million shares of common stock (0.8 million shares remained available for future issuance under the Incentive Plan as of December 31, 2022). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant's death, and at the discretion of the compensation committee of the Company's board of directors.

Restricted Stock Awards

Restricted stock grants are valued at the market price of the Company's common stock on the date of grant and are amortized over the requisite service period. The Company grants shares of restricted stock to employees as part of year-end compensation ("Annual Grants") and upon initial hiring or as a retention award ("Sign-on Grants" or "Inducement Grants").

The Company's Annual Grants are made each year in February. Annual Grants vest ratably over three years in equal installments. The Annual Grants provide for continued vesting after termination of employment, so long as the employee does not violate certain post-termination restrictions set forth in the award agreement or any agreements entered into upon termination. The Company determined the service inception date precedes the grant date for the Annual Grants, and that the post-termination restrictions do not meet the criteria for an in-substance service condition, as defined by ASC 718. Accordingly, restricted stock granted as part of the Annual Grants is expensed in the one-year period in which those awards are deemed to be earned, which is generally the calendar year preceding the February grant date. For example, the Company recognized compensation expense during fiscal year 2022 for its February 2023 Annual Grant. If an equity award related to the Annual Grants is forfeited as a result of violating the post-termination restrictions, the lower of the fair value of the award at grant date or the fair value of the award at the date of forfeiture is recorded within the consolidated statements of operations as a reversal of compensation expense.

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

Inducement Grants are issued as a retention tool in conjunction with certain acquisitions. During the year ended December 31, 2022, the Company granted $9.3 million (65,125 shares) in restricted stock under the Incentive Plan in conjunction with its 2022 acquisitions of Cornerstone Macro and Stamford Partners. These restricted shares are subject to graded vesting, and employees must fulfill service requirements in exchange for the rights to the restricted shares. Compensation expense is amortized on a straight-line basis over the requisite service period, generally three to four years. Employees forfeit unvested shares upon termination of employment and a reversal of compensation expense is recorded.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Up to 75 percent of the award can be earned based on the Company achieving certain average adjusted return on equity targets, as defined in the terms of the award agreements. The fair value of this portion of the award was based on the closing price of the Company's common stock on the grant date. If the Company determines that it is probable that the performance condition will be achieved, compensation expense is amortized on a straight-line basis over the 36-month performance period. The probability that the performance condition will be achieved is reevaluated each reporting period with changes in estimated outcomes accounted for using a cumulative effect adjustment to compensation expense. Compensation expense will be recognized only if the performance condition is met. Employees forfeit unvested restricted stock units upon termination of employment with a corresponding reversal of compensation expense. As of December 31, 2022, the Company has determined that the probability of achieving the performance condition for each award is as follows:

Grant Year	Probability of Achieving Performance Condition
2022	32%
2021	75%
2020	75%

Up to 75 percent of the award can be earned based on the Company's total shareholder return relative to members of a predetermined peer group. The market condition must be met for the awards to vest and compensation cost will be recognized regardless if the market condition is satisfied. Compensation expense is amortized on a straight-line basis over the 36-month requisite service period (or earlier if age and service conditions are met, as described below). Employees forfeit unvested restricted stock units upon termination of employment with a corresponding reversal of compensation expense. For this portion of the awards, the fair value on the grant date was determined using a Monte Carlo simulation with the following assumptions:

		Risk-free	Expected Stock
Grant Year	Vesting Year	Interest Rate	Price Volatility
2022	2025	1.80%	43.8%
2021	2024	0.23%	43.2%
2020	2023	1.40%	27.3%
2019	2022	2.50%	31.9%
2018	2021	2.40%	34.8%
2017	2020	1.62%	35.9%

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

The risk-free interest rate assumption was based on the U.S. Treasury bond yield with a maturity equal to the expected life of the options. The dividend yield assumption was based on the assumed dividend payout over the expected life of the options. The expected stock price volatility assumption was determined using historical volatility, as correlation coefficients can only be developed through historical volatility. The expected life of options assumption was determined using the simplified method due to the Company's limited exercise information. The simplified method calculates the expected term as the midpoint of the vesting term and the original contractual term of the options.

Inducement Plans

Inducement plan awards are amortized as compensation expense on a straight-line basis over each respective vesting period. Employees forfeit unvested shares upon termination of employment and a reversal of compensation expense is recorded.

The Company established the 2019 Inducement Plan in conjunction with its acquisition of Weeden & Co L.P. ("Weeden & Co."). On August 2, 2019, the Company granted $7.3 million (97,752 shares) in restricted stock. These restricted shares are subject to graded vesting, generally beginning on the third anniversary of the grant date through August 2, 2023.

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

The Company established the 2022 Inducement Plan in conjunction with its acquisition of DBO Partners. On October 7, 2022, the Company granted $17.4 million (161,030 shares) in restricted stock. These restricted shares are generally subject to ratable vesting over a five-year vesting period.

Stock-Based Compensation Activity

The following table summarizes the Company's stock-based compensation activity:

	Year Ended December 31,
(Amounts in millions)	2022	2021	2020
Stock-based compensation expense	$129.9	$170.1	$120.8
Forfeitures	1.5	1.6	2.3
Tax benefit related to stock-based compensation expense	17.5	23.8	15.6

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The following table summarizes the changes in the Company's unvested restricted stock:

	Unvested	Weighted Average
	Restricted Stock	Grant Date
	(in Shares)	Fair Value
December 31, 2019	694,225	$78.52
Granted	3,968,340	74.82
Vested	(283,934)	80.64
Canceled	(66,074)	77.68
December 31, 2020	4,312,557	$74.99
Granted	353,753	108.21
Vested	(850,355)	81.29
Canceled	(20,743)	90.27
December 31, 2021	3,795,212	$76.59
Granted	1,330,471	131.69
Vested	(890,629)	82.95
Canceled	(15,228)	129.10
December 31, 2022	4,219,826	$92.43

The fair value of restricted stock that vested during the years ended December 31, 2022, 2021 and 2020 was $73.9 million, $69.1 million and $22.9 million, respectively.

The following table summarizes the changes in the Company's unvested restricted stock units:

	Unvested	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
December 31, 2019	114,315	$85.09
Granted	56,066	86.01
Vested	(18,255)	84.10
Canceled	(6,078)	84.10
December 31, 2020	146,048	$85.60
Granted	62,569	103.69
Vested	(50,224)	92.93
Canceled	—	—
December 31, 2021	158,393	$90.43
Granted	69,693	148.90
Vested	(39,758)	75.78
Canceled	—	—
December 31, 2022	188,328	$115.16
As of December 31, 2022, there was $138.5 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 3.4 years.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The following table summarizes the changes in the Company's outstanding stock options:

Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
December 31, 2019	81,667	$99.00	8.1	$—
Granted	—	—
Exercised	—	—
Canceled	—	—
Expired	—	—
December 31, 2020	81,667	$99.00	7.1	$155,167
Granted	—	—
Exercised	—	—
Canceled	—	—
Expired	—	—
December 31, 2021	81,667	$99.00	6.1	$6,493,343
Granted	—	—
Exercised	—	—
Canceled	—	—
Expired	—	—
December 31, 2022	81,667	$99.00	5.1	$2,547,194

Options exercisable at December 31, 2021	27,222	$99.00	6.1	$2,164,421
Options exercisable at December 31, 2022	54,444	$99.00	5.1	$1,698,108

As of December 31, 2022, the remaining unrecognized compensation cost related to stock options was immaterial. There were no exercisable options at December 31, 2020.

The Company has a policy of issuing shares out of treasury (to the extent available) to satisfy share option exercises and restricted stock vesting. The Company expects to withhold approximately 0.4 million shares from employee equity awards vesting in 2023, related to employee individual income tax withholding obligations on restricted stock vesting. For accounting purposes, withholding shares to cover employees' tax obligations is deemed to be a repurchase of shares by the Company.

Deferred Compensation Plans

The Company maintains various deferred compensation arrangements for employees.

Mutual Fund Restricted Share Investment Plan

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

The Company recorded compensation expense of $104.7 million, $127.3 million and $77.2 million for the years ended December 31, 2022, 2021 and 2020, respectively, related to employee MFRS Awards, less forfeitures. Forfeitures were $3.1 million, $3.5 million and $5.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Nonqualified Deferred Compensation Plan

The nonqualified deferred compensation plan is an unfunded plan which allows certain highly compensated employees, at their election, to defer a portion of their compensation. This plan was closed to future deferral elections by participants for performance periods beginning after December 31, 2017. The amounts deferred under this plan are held in a grantor trust. The Company invests, as a principal, in investments to economically hedge its obligation under the nonqualified deferred compensation plan. The investments in the grantor trust consist of mutual funds which are categorized as Level I in the fair value hierarchy. These investments totaled $15.9 million and $18.8 million as of December 31, 2022 and 2021, respectively, and are included in investments on the consolidated statements of financial condition. A corresponding deferred compensation liability is included in accrued compensation on the consolidated statements of financial condition. The compensation deferred by the employees was expensed in the period earned. Changes in the fair value of the investments made by the Company are reported in investment income and changes in the corresponding deferred compensation liability are reflected as compensation and benefits expense on the consolidated statements of operations.

Acquisition-Related Compensation Arrangements – Weeden & Co.

In addition to the 2019 Inducement Plan established in conjunction with the acquisition of Weeden & Co., the Company entered into acquisition-related compensation arrangements with certain Weeden & Co. equity owners, a portion of whom are now employees of the Company. Additional cash of up to $31.5 million was available to be earned if a net revenue target was achieved during the period from January 1, 2020 to June 30, 2021 (the "Weeden Earnout"). The Company paid $31.5 million related to the Weeden Earnout in the third quarter of 2021. Amounts payable to employees were recorded as compensation expense on the consolidated statements of operations over the requisite service period. Amounts payable to non-employee equity holders were recorded as a liability as of the acquisition date and adjusted through the statement of operations for any changes after the acquisition date. The Company recorded $6.5 million and $24.1 million in non-interest expenses related to the Weeden Earnout for the years ended December 31, 2021 and 2020, respectively.

The Company also granted $10.1 million in restricted cash for retention purposes. Compensation expense is amortized on a straight-line basis over the requisite service period. The restricted cash award is subject to graded vesting, beginning on the third anniversary of the grant date through August 2, 2023.

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

The computation of EPS is as follows:

	Year Ended December 31,
(Amounts in thousands, except per share data)	2022	2021	2020
Net income applicable to Piper Sandler Companies	$110,674	$278,514	$40,504

Shares for basic and diluted calculations:
Average shares used in basic computation	13,982	14,265	13,781
Stock options	16	14	—
Restricted stock units	196	187	135
Restricted shares	2,771	2,488	985
Average shares used in diluted computation	16,965	16,955	14,901

Earnings per common share:
Basic	$7.92	$19.52	$2.94
Diluted	$6.52	$16.43	$2.72

The anti-dilutive effects from stock options and restricted shares were immaterial for the years ended December 31, 2022 and 2021. The average shares used in the diluted computation excluded 1.7 million anti-dilutive stock options and restricted shares for the year ended December 31, 2020.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Note 21 Revenues and Business Information

The Company's activities as an investment bank and institutional securities firm constitute a single business segment. The substantial majority of the Company's net revenues and long-lived assets are located in the U.S.

Reportable financial results are as follows:

	Year Ended December 31,
(Amounts in thousands)	2022	2021	2020
Capital Markets
Investment banking
Advisory services	$776,428	$1,026,138	$443,327
Corporate financing	125,342	362,797	295,333
Municipal financing	107,739	164,284	119,816
Total investment banking	1,009,509	1,553,219	858,476

Institutional brokerage
Equity brokerage	210,314	154,067	161,445
Fixed income services	194,953	233,510	196,308
Total institutional brokerage	405,267	387,577	357,753

Interest income	20,365	6,967	13,164
Investment income/(loss)	(23)	94,032	23,265

Total revenues	1,435,118	2,041,795	1,252,658

Interest expense	9,480	10,734	14,445

Net revenues	1,425,638	2,031,061	1,238,213

Non-interest expenses	1,291,269	1,589,549	1,169,665

Pre-tax income	$134,369	$441,512	$68,548

Pre-tax margin	9.4%	21.7%	5.5%

Note 22 Net Capital Requirements and Other Regulatory Matters

Piper Sandler & Co. is registered as a securities broker dealer with the SEC and is a member of various SROs and securities exchanges. The Financial Industry Regulatory Authority, Inc. ("FINRA") serves as Piper Sandler & Co.'s primary SRO. Piper Sandler & Co. is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. Piper Sandler & Co. has elected to use the alternative method permitted by the SEC rule which requires that it maintain minimum net capital of $1.0 million. Advances to affiliates, repayment of subordinated debt, dividend payments and other equity withdrawals by Piper Sandler & Co. are subject to certain approvals, notifications and other provisions of SEC and FINRA rules.

At December 31, 2022, net capital calculated under the SEC rule was $198.5 million, and exceeded the minimum net capital required under the SEC rule by $197.5 million.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Piper Sandler Ltd., a broker dealer subsidiary registered in the United Kingdom, is subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority. As of December 31, 2022, Piper Sandler Ltd. was in compliance with the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority.

Piper Sandler Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At December 31, 2022, Piper Sandler Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

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

The components of income tax expense are as follows:

	Year Ended December 31,
(Amounts in thousands)	2022	2021	2020
Current:
Federal	$44,769	$124,389	$43,445
State	19,237	36,793	14,551
Foreign	2,390	3,818	150
	66,396	165,000	58,146
Deferred:
Federal	(20,500)	(41,980)	(27,995)
State	(9,207)	(10,874)	(10,510)
Foreign	(3,500)	(1,002)	(449)
	(33,207)	(53,856)	(38,954)

Total income tax expense	$33,189	$111,144	$19,192

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

A reconciliation of federal income taxes at statutory rates to the Company's effective tax rates is as follows:

	Year Ended December 31,
(Amounts in thousands)	2022	2021	2020
Federal income tax expense at statutory rates	$28,218	$92,718	$14,395
Increase/(reduction) in taxes resulting from:
Impact of the CARES Act	—	—	(2,438)
State income taxes, net of federal tax benefit	7,501	19,020	4,396
Net tax-exempt interest income	(1,449)	(754)	(1,661)
Foreign jurisdictions tax rate differential	1,152	978	48
Non-deductible compensation	4,602	9,013	6,163
Change in valuation allowance	(4,935)	49	446
Vestings of stock awards	(5,646)	(2,732)	(337)
Income/(loss) attributable to noncontrolling interests	1,994	(10,889)	(1,859)
Other, net	1,752	3,741	39
Total income tax expense	$33,189	$111,144	$19,192

In accordance with ASC 740, U.S. income taxes are not provided on undistributed earnings of international subsidiaries that are permanently reinvested. As of December 31, 2022, no deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of the Company's foreign earnings to the U.S.

Deferred income tax assets and liabilities reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for the same items for income tax reporting purposes. The net deferred income tax assets consisted of the following items:

	December 31,	December 31,
(Amounts in thousands)	2022	2021
Deferred tax assets:
Deferred compensation	$141,160	$118,470
Accrued lease liability	25,428	22,086
Goodwill tax basis in excess of book basis	47,463	40,183
Net operating loss carryforwards	3,659	5,094
Liabilities/accruals not currently deductible	2,667	3,019
Other	6,781	4,241
Total deferred tax assets	227,158	193,093
Valuation allowance	(159)	(5,094)

Deferred tax assets after valuation allowance	226,999	187,999

Deferred tax liabilities:
Right-of-use lease asset	20,010	17,430
Unrealized gains on firm investments	5,532	3,533
Fixed assets	9,891	8,372
Other	564	464

Total deferred tax liabilities	35,997	29,799

Net deferred tax assets	$191,002	$158,200

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The realization of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. The Company believes that its future tax profits will be sufficient to recognize its deferred tax assets, with the exception of $0.2 million in state net operating loss carryforwards. For the year ended December 31, 2022, the Company recorded a reversal of the deferred tax asset valuation allowance related to Piper Sandler Ltd.

The Company accounts for unrecognized tax benefits in accordance with the provisions of ASC 740, which requires tax reserves to be recorded for uncertain tax positions on the consolidated statements of financial condition. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Amounts in thousands)
Balance at December 31, 2019	$4,259
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(3,212)
Settlements	(943)
Balance at December 31, 2020	$104
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	1,743
Reductions for tax positions of prior years	(38)
Settlements	(66)
Balance at December 31, 2021	$1,743
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	408
Reductions for tax positions of prior years	—
Settlements	—
Balance at December 31, 2022	$2,151

As of December 31, 2022, approximately $2.2 million of the Company's unrecognized tax benefits would impact the annual effective rate, if recognized.

The Company recorded a liability of $2.2 million and $1.7 million for uncertain state income tax positions in 2022 and 2021, respectively. In 2020, the Company recorded a $3.2 million reversal related to a liability for uncertain income tax positions associated with the acquisition of Weeden & Co. that was recorded in 2019. These amounts were recorded as measurement period adjustments and included a corresponding indemnification asset. The Company paid a settlement of $0.9 million in 2020, for which the Company was indemnified.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. The Company had $0.4 million and $0.3 million accrued related to the payment of interest and penalties at December 31, 2022 and 2021, respectively. The Company had no accruals related to the payment of interest and penalties at December 31, 2020. The Company or one of its subsidiaries files income tax returns with the various states and foreign jurisdictions in which the Company operates. The Company is not subject to examination by U.S. federal tax authorities for years before 2019 and is not subject to examination by state and local or non-U.S. tax authorities for taxable years before 2018. The Company anticipates the majority of its uncertain income tax positions will be resolved within the next twelve months.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Note 24 Parent Company only and PSLS

Parent Company only

Condensed Statements of Financial Condition

	December 31,	December 31,
(Amounts in thousands)	2022	2021
Assets
Cash and cash equivalents	$200	$200
Investment in and advances to subsidiaries	1,221,123	1,270,666
Other assets	10,435	15,545
Total assets	$1,231,758	$1,286,411

Liabilities and Shareholders' Equity
Long-term financing	$125,000	$125,000
Accrued compensation	48,414	94,795
Other liabilities and accrued expenses	4,271	4,406
Total liabilities	177,685	224,201

Shareholders' equity	1,054,073	1,062,210
Total liabilities and shareholders' equity	$1,231,758	$1,286,411

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Condensed Statements of Operations

	Year Ended December 31,
(Amounts in thousands)	2022	2021	2020
Revenues:
Dividends from subsidiaries	$172,383	$74,456	$42,450
Interest income	1,235	508	829
Investment income/(loss)	(3,461)	2,723	1,565
Total revenues	170,157	77,687	44,844

Interest expense	6,759	8,606	10,568

Net revenues	163,398	69,081	34,276

Non-interest expenses:
Total non-interest expenses	4,497	7,522	2,049

Income before income tax expense and equity in income of subsidiaries	158,901	61,559	32,227

Income tax expense	41,050	15,636	8,186

Income of parent company	117,851	45,923	24,041

Equity in undistributed/(distributed in excess of) income of subsidiaries	(7,177)	232,591	16,463

Net income applicable to Piper Sandler Companies	$110,674	$278,514	$40,504

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Condensed Statements of Cash Flows

	Year Ended December 31,
(Amounts in thousands)	2022	2021	2020
Operating Activities:
Net income	$110,674	$278,514	$40,504
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	941	1,019	525
Equity distributed in excess of/(in undistributed) income of subsidiaries	7,177	(232,591)	(16,463)

Net cash provided by operating activities	118,792	46,942	24,566

Financing Activities:
Repayment of long-term financing	—	(70,000)	—
Advances from subsidiaries	176,070	192,309	25,571
Repurchase of common stock	(187,334)	(69,901)	(21,965)
Payment of cash dividend	(107,528)	(99,350)	(28,172)

Net cash used in financing activities	(118,792)	(46,942)	(24,566)

Net change in cash and cash equivalents	—	—	—

Cash and cash equivalents at beginning of year	200	200	200

Cash and cash equivalents at end of year	$200	$200	$200

PSLS

Condensed Statements of Financial Condition

	December 31,	December 31,
(Amounts in thousands)	2022	2021
Assets
Cash and cash equivalents	$4,362	$5,075
Right-of-use lease asset	514	1,062
Fee receivables	1,392	1,656
Prepaid expenses	115	110
Other assets	807	644
Total assets	$7,190	$8,547

Liabilities and Shareholder's Equity
Accrued compensation	$2,998	$3,446
Accrued lease liability	514	1,062
Other liabilities and accrued expenses	373	1,122
Total liabilities	3,885	5,630

Shareholder's equity	3,305	2,917
Total liabilities and shareholder's equity	$7,190	$8,547

Piper Sandler Companies
Supplementary Data
Quarterly Information (unaudited)

	2022 Fiscal Quarter
(Amounts in thousands, except per share data)	First	Second	Third	Fourth
Total revenues	$352,846	$354,546	$334,402	$393,324
Interest expense	2,201	2,355	2,649	2,275
Net revenues	350,645	352,191	331,753	391,049
Total non-interest expenses	315,008	315,031	312,851	348,379
Income before income tax expense	35,637	37,160	18,902	42,670
Income tax expense	10,979	9,385	8,169	4,656
Net income	24,658	27,775	10,733	38,014
Net income/(loss) applicable to noncontrolling interests	(11,993)	6,385	(3,799)	(87)
Net income applicable to Piper Sandler Companies	$36,651	$21,390	$14,532	$38,101

Earnings per common share
Basic	$2.53	$1.53	$1.05	$2.79
Diluted	$2.12	$1.26	$0.87	$2.25

Dividends declared per common share	$5.10	$0.60	$0.60	$0.60

Weighted average number of common shares outstanding
Basic	14,481	14,018	13,775	13,663
Diluted	17,294	16,920	16,733	16,925

	2021 Fiscal Quarter
(Amounts in thousands, except per share data)	First	Second	Third	Fourth
Total revenues	$431,387	$511,344	$448,233	$650,831
Interest expense	2,780	2,696	2,668	2,590
Net revenues	428,607	508,648	445,565	648,241
Total non-interest expenses	345,740	394,588	369,855	479,366
Income before income tax expense	82,867	114,060	75,710	168,875
Income tax expense	17,274	27,066	23,512	43,292
Net income	65,593	86,994	52,198	125,583
Net income applicable to noncontrolling interests	16,134	17,173	6,477	12,070
Net income applicable to Piper Sandler Companies	$49,459	$69,821	$45,721	$113,513

Earnings per common share
Basic	$3.44	$4.86	$3.22	$8.04
Diluted	$3.00	$4.12	$2.68	$6.54

Dividends declared per common share	$2.25	$0.45	$0.55	$3.55

Weighted average number of common shares outstanding
Basic	14,374	14,358	14,213	14,119
Diluted	16,467	16,951	17,047	17,357

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.     CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding disclosure.

During the fourth quarter of our fiscal year ended December 31, 2022, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information regarding our executive officers included in Part I, Item 1 of this Form 10-K under the caption "Information About our Executive Officers" is incorporated herein by reference. The information in the definitive proxy statement for our 2023 annual meeting of shareholders to be held on May 17, 2023, under the captions "Proposal One — Election of Directors," "Information Regarding the Board of Directors and Corporate Governance — Committees of the Board — Audit Committee," "Information Regarding the Board of Directors and Corporate Governance — Codes of Ethics and Business Conduct" and "Delinquent Section 16(a) Reports" is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION.

The information in the definitive proxy statement for our 2023 annual meeting of shareholders to be held on May 17, 2023, under the captions "Executive Compensation," "Certain Relationships and Related Transactions — Compensation Committee Interlocks and Insider Participation," "Information Regarding the Board of Directors and Corporate Governance — Compensation Program for Non-Employee Directors" and "Information Regarding the Board of Directors and Corporate Governance — Non-Employee Director Compensation for 2022" is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information in the definitive proxy statement for our 2023 annual meeting of shareholders to be held on May 17, 2023, under the captions "Security Ownership — Beneficial Ownership of Directors, Nominees and Executive Officers," "Security Ownership — Beneficial Owners of More than Five Percent of Our Common Stock" and "Executive Compensation — Outstanding Equity Awards at Fiscal Year-End" is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information in the definitive proxy statement for our 2023 annual meeting of shareholders to be held on May 17, 2023, under the captions "Information Regarding the Board of Directors and Corporate Governance — Director Independence," "Certain Relationships and Related Transactions — Transactions with Related Persons" and "Certain Relationships and Related Transactions — Review and Approval of Transactions with Related Persons" is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information in the definitive proxy statement for our 2023 annual meeting of shareholders to be held on May 17, 2023, under the captions "Audit Committee Report and Payment of Fees to Our Independent Auditor — Auditor Fees" and "Audit Committee Report and Payment of Fees to Our Independent Auditor — Auditor Services Pre-Approval Policy" is incorporated herein by reference.

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

2.1
Separation and Distribution Agreement dated as of December 23, 2003, between U.S. Bancorp and Piper Sandler Companies (incorporated by reference to Exhibit 2.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 8, 2004). #

2.2
Agreement and Plans of Merger, dated July 9, 2019, by and among Piper Sandler Companies, SOP Holdings, LLC, Sandler O’Neill & Partners Corp., Sandler O’Neill & Partners, L.P. and the other parties thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed July 10, 2019). #

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2007, filed August 3, 2007).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed January 6, 2020).
3.3	Amended and Restated Bylaws (as of February 9, 2023) (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed February 10, 2023).
4.1
Form of Specimen Certificate for Piper Sandler Companies Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed February 26, 2018).

4.2	Description of Securities (incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed February 28, 2020).
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

Exhibit Index
Exhibit
Number	Description
10.4
Form of Performance Share Unit Agreement for 2019 Leadership Team Grants under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed February 26, 2019). †

10.5
Form of Performance Share Unit Agreement for 2020 Leadership Team Grants under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed February 28, 2020). †

10.6
Form of Performance Share Unit Agreement for 2021 Leadership Team Grants under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed February 25, 2021). †

10.7
Form of Performance Share Unit Agreement for 2022 Leadership Team Grants under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed February 25, 2022). †

10.8	Form of Performance Share Unit Agreement for 2023 Leadership Team Grants under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan. †*
10.9
Piper Sandler Companies Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective May 4, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed August 5, 2016). †

10.10	Summary of Non-Employee Director Compensation Program. †*
10.11	Form of Notice Period Agreement (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed March 1, 2007). †
10.12	Amended and Restated Credit Agreement, dated December 20, 2022, by and between Piper Sandler Companies and U.S. Bank National Association. *
10.13
Amended and Restated Loan Agreement, dated December 28, 2012, between Piper Sandler & Co. and U.S. Bank National Association (as conformed through the Tenth Amendment to Amended and Restated Loan Agreement, dated December 9, 2022). *

10.14	Piper Sandler Companies Amended and Restated Mutual Fund Restricted Share Investment Plan, effective as of November 16, 2022. †*
10.15
Form of Non-Qualified Stock Option Agreement for 2018 Promotional Grants under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed February 9, 2018). †

10.16
Form of Non-Qualified Stock Option Agreement for 2023 Special Grant under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed February 10, 2023). †

10.17
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for Employee Grants in 2019 (related to performance in 2018) under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed February 26, 2019). †

10.18
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for Employee Grants in 2020 (related to performance in 2019) under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed February 28, 2020). †

10.19
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for Employee Grants in 2021 (related to performance in 2020) under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed February 25, 2021). †

10.20
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for Employee Grants in 2022 (related to performance in 2021) under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed February 25, 2022). †

Exhibit Index
Exhibit
Number	Description
10.21
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for Employee Grants in 2023 (related to performance in 2022) under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan. †*

10.22	Piper Sandler Companies 2019 Employment Inducement Award Plan (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8, filed March 13, 2019). †
10.23
Form of Restricted Stock Agreement for Grants under the Piper Sandler Companies 2019 Employment Inducement Award Plan (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8, filed March 13, 2019). †

10.24
Letter Agreement, dated July 8, 2019, by and between Piper Sandler Companies and Jonathan J. Doyle (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 6, 2020). †

10.25
Amendment Letter, dated March 10, 2021, by and between Piper Sandler Companies and Jonathan J. Doyle (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2021, filed May 6, 2021). †

10.26
Equity Consideration Restricted Stock Agreement, dated July 9, 2019, by and between Piper Sandler Companies and Jonathan J. Doyle (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed February 28, 2020). †

10.27	Piper Sandler Companies 2020 Employment Inducement Award Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed November 29, 2019). †
10.28
Form of Restricted Stock Agreement for Grants under the Piper Sandler Companies 2020 Employment Inducement Award Plan (18-Month Cliff Vesting) (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed November 29, 2019). †

10.29
Form of Restricted Stock Agreement for Grants under the Piper Sandler Companies 2020 Employment Inducement Award Plan (3-Year Cliff Vesting) (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8, filed November 29, 2019). †

10.30
Form of Restricted Stock Agreement for Grants under the Piper Sandler Companies 2020 Employment Inducement Award Plan (Years 3, 4 and 5 Pro-rata Vesting) (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8, filed November 29, 2019). †

10.31	Piper Sandler Companies 2022 Employment Inducement Award Plan (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8, filed September 23, 2022). †
21.1	Subsidiaries of Piper Sandler Companies *
23.1	Consent of Ernst & Young LLP *
24.1	Power of Attorney *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. *
32.1	Section 1350 Certifications. **
101
The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. *

104	The cover page from our Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL and included in Exhibit 101. *
______________________
#    The Company hereby agrees to furnish supplementally to the Commission upon request any omitted exhibit or schedule.
†    This exhibit is a management contract or compensatory plan or agreement.
*    Filed herewith.
**    This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

ITEM 16.     FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2023.

PIPER SANDLER COMPANIES

By	/s/ Chad R. Abraham
Name	Chad R. Abraham
Its	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2023.

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