Form 10-Q
period 2023-03-31
PIPER SANDLER COMPANIES
filed 2023-05-04
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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
Yes  ☐ No  ☑

As of April 28, 2023, the registrant had 17,742,031 shares of Common Stock outstanding.

Piper Sandler Companies

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

Piper Sandler Companies
Consolidated Statements of Financial Condition

	March 31,	December 31,
	2023	2022
(Amounts in thousands, except share data)	(Unaudited)
Assets
Cash and cash equivalents	$45,968	$365,624
Receivables from brokers, dealers and clearing organizations	126,859	300,463

Financial instruments and other inventory positions owned	347,810	282,501
Financial instruments and other inventory positions owned and pledged as collateral	98,476	57,478
Total financial instruments and other inventory positions owned	446,286	339,979

Fixed assets (net of accumulated depreciation and amortization of $79,921 and $75,759, respectively)	65,876	68,220
Goodwill	301,760	301,151
Intangible assets (net of accumulated amortization of $135,951 and $131,047, respectively)	130,733	135,637
Investments (including noncontrolling interests of $208,365 and $200,687, respectively)	293,745	285,726
Net deferred income tax assets	198,824	191,002
Right-of-use lease asset	82,894	87,730
Other assets	111,103	106,025
Total assets	$1,804,048	$2,181,557

Liabilities and Shareholders' Equity
Long-term financing	$125,000	$125,000
Payables to brokers, dealers and clearing organizations	4,019	4,622
Financial instruments and other inventory positions sold, but not yet purchased	102,154	60,836
Accrued compensation	163,877	565,738
Accrued lease liability	106,422	109,771
Other liabilities and accrued expenses	63,013	61,562
Total liabilities	564,485	927,529

Shareholders' equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at March 31, 2023 and December 31, 2022;
Shares issued: 19,545,905 at March 31, 2023 and 19,544,507 at December 31, 2022;
Shares outstanding: 14,833,127 at March 31, 2023 and 13,673,064 at December 31, 2022	195	195
Additional paid-in capital	991,309	1,044,719
Retained earnings	428,084	453,311
Less common stock held in treasury, at cost: 4,712,778 shares at March 31, 2023 and 5,871,443 shares at December 31, 2022	(381,200)	(441,653)
Accumulated other comprehensive loss	(1,544)	(2,499)
Total common shareholders' equity	1,036,844	1,054,073

Noncontrolling interests	202,719	199,955
Total shareholders' equity	1,239,563	1,254,028

Total liabilities and shareholders' equity	$1,804,048	$2,181,557
See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2023	2022
Revenues:
Investment banking	$184,404	$257,502
Institutional brokerage	96,313	104,562
Interest income	8,712	3,856
Investment income/(loss)	11,115	(13,074)

Total revenues	300,544	352,846

Interest expense	2,639	2,201

Net revenues	297,905	350,645

Non-interest expenses:
Compensation and benefits	199,394	247,899
Outside services	12,126	11,176
Occupancy and equipment	15,728	14,536
Communications	14,311	12,425
Marketing and business development	10,052	8,632
Deal-related expenses	6,014	5,544
Trade execution and clearance	4,914	4,035
Restructuring and integration costs	—	1,247
Intangible asset amortization	4,904	2,921
Other operating expenses	4,653	6,593

Total non-interest expenses	272,096	315,008

Income before income tax expense/(benefit)	25,809	35,637

Income tax expense/(benefit)	(7,637)	10,979

Net income	33,446	24,658

Net income/(loss) applicable to noncontrolling interests	7,812	(11,993)

Net income applicable to Piper Sandler Companies	$25,634	$36,651

Earnings per common share
Basic	$1.77	$2.53
Diluted	$1.49	$2.12

Dividends declared per common share	$1.85	$5.10

Weighted average number of common shares outstanding
Basic	14,507	14,481
Diluted	17,182	17,294

See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands)	2023	2022
Net income	$33,446	$24,658

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	955	(686)

Comprehensive income	34,401	23,972

Comprehensive income/(loss) applicable to noncontrolling interests	7,812	(11,993)

Comprehensive income applicable to Piper Sandler Companies	$26,589	$35,965

See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

						Accumulated	Total
	Common		Additional			Other	Common		Total
(Amounts in thousands,	Shares	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
except share amounts)	Outstanding	Stock	Capital	Earnings	Stock	Loss	Equity	Interests	Equity
Balance at December 31, 2022	13,673,064	$195	$1,044,719	$453,311	$(441,653)	$(2,499)	$1,054,073	$199,955	$1,254,028
Net income	—	—	—	25,634	—	—	25,634	7,812	33,446
Dividends	—	—	—	(50,861)	—	—	(50,861)	—	(50,861)
Amortization/issuance of restricted stock (1)	—	—	67,682	—	—	—	67,682	—	67,682
Issuance of treasury shares for restricted stock vestings	1,584,696	—	(121,284)	—	121,284	—	—	—	—
Repurchase of common stock from employees	(426,031)	—	—	—	(60,831)	—	(60,831)	—	(60,831)
Shares reserved/issued for director compensation	1,398	—	192	—	—	—	192	—	192
Other comprehensive income	—	—	—	—	—	955	955	—	955
Fund capital distributions, net	—	—	—	—	—	—	—	(5,048)	(5,048)
Balance at March 31, 2023	14,833,127	$195	$991,309	$428,084	$(381,200)	$(1,544)	$1,036,844	$202,719	$1,239,563

Balance at December 31, 2021	14,129,519	$195	$925,387	$450,165	$(312,573)	$(964)	$1,062,210	$164,645	$1,226,855
Net income/(loss)	—	—	—	36,651	—	—	36,651	(11,993)	24,658
Dividends	—	—	—	(81,390)	—	—	(81,390)	—	(81,390)
Amortization/issuance of restricted stock (1)	—	—	114,048	—	—	—	114,048	—	114,048
Repurchase of common stock through share repurchase program	(653,029)	—	—	—	(92,945)	—	(92,945)	—	(92,945)
Issuance of treasury shares for restricted stock vestings	854,668	—	(50,934)	—	50,934	—	—	—	—
Repurchase of common stock from employees	(136,440)	—	—	—	(20,927)	—	(20,927)	—	(20,927)
Shares reserved/issued for director compensation	2,038	—	253	—	—	—	253	—	253
Other comprehensive loss	—	—	—	—	—	(686)	(686)	—	(686)
Fund capital distributions, net	—	—	—	—	—	—	—	(13,503)	(13,503)
Balance at March 31, 2022	14,196,756	$195	$988,754	$405,426	$(375,511)	$(1,650)	$1,017,214	$139,149	$1,156,363
(1)Includes amortization of restricted stock issued in conjunction with the Company's acquisitions.

See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands)	2023	2022
Operating Activities:
Net income	$33,446	$24,658
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of fixed assets	4,426	3,609
Deferred income taxes	(8,191)	7,251
Stock-based compensation	27,502	31,983
Amortization of intangible assets	4,904	2,921
Amortization of forgivable loans	2,614	2,089
Decrease/(increase) in operating assets:
Receivables from brokers, dealers and clearing organizations	173,604	75,716
Net financial instruments and other inventory positions owned	(64,989)	(61,708)
Investments	(8,019)	23,206
Other assets	(1,979)	1,753
Increase/(decrease) in operating liabilities:
Payables to brokers, dealers and clearing organizations	(603)	(10,864)
Accrued compensation	(362,236)	(601,748)
Other liabilities and accrued expenses	(2,385)	16,892

Net cash used in operating activities	(201,906)	(484,242)

Investing Activities:
Business acquisitions, net of cash acquired	—	(24,958)
Purchases of fixed assets, net	(1,855)	(4,733)

Net cash used in investing activities	(1,855)	(29,691)

Financing Activities:
Payment of cash dividend	(50,861)	(81,390)
Decrease in noncontrolling interests	(5,048)	(13,503)
Repurchase of common stock	(60,831)	(113,872)

Net cash used in financing activities	(116,740)	(208,765)

Currency adjustment:
Effect of exchange rate changes on cash	845	(1,228)

Net decrease in cash and cash equivalents	(319,656)	(723,926)

Cash and cash equivalents at beginning of period	365,624	970,965

Cash and cash equivalents at end of period	$45,968	$247,039

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,549	$1,837
Income taxes	$737	$8,277
See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 1 Organization and Basis of Presentation

Organization

Piper Sandler Companies is the parent company of Piper Sandler & Co. ("Piper Sandler"), a securities broker dealer and investment banking firm; Piper Sandler Ltd., a firm providing securities brokerage and mergers and acquisitions services in the United Kingdom; Piper Sandler Finance LLC, which facilitates corporate debt underwriting in conjunction with affiliated credit vehicles; Piper Sandler Investment Group Inc., PSC Capital Management LLC, PSC Capital Management II LLC and PSC Capital Management III LLC, entities providing alternative asset management services; Piper Sandler Loan Strategies, LLC, which provides management services for primary and secondary market liquidity transactions of loan and servicing rights; Piper Sandler Hedging Services, LLC, an entity that assists clients with hedging strategies; Piper Sandler Financial Products Inc. and Piper Sandler Financial Products II Inc., entities that facilitate derivative transactions; and other immaterial subsidiaries.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). Pursuant to this guidance, certain information and disclosures have been omitted that are included within the complete annual financial statements. Except as disclosed herein, there have been no material changes in the information reported in the financial statements and related disclosures in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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

Note 2 Summary of Significant Accounting Policies

Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2022 for a full description of the Company's significant accounting policies.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 3 Acquisitions

The following acquisitions were accounted for pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 805, "Business Combinations." Accordingly, the purchase price of each acquisition was allocated to the acquired assets and liabilities assumed based on their estimated fair values as of the respective acquisition dates. The excess of the purchase price over the net assets acquired was allocated between goodwill and intangible assets. The fair value of the retention-related restricted stock was determined using the market price of the Company's common stock on the date of the respective acquisition.

DBO Partners Holding LLC

On October 7, 2022, the Company completed the acquisition of DBO Partners Holding LLC, including its subsidiary, DBO Partners LLC (collectively, "DBO Partners"), a technology investment banking firm. The acquisition expanded the scale of the Company's technology sector and added general partner advisory services.

The purchase price of $66.3 million consisted of cash consideration of $64.6 million and contingent consideration of $1.7 million, as detailed in the net assets acquired table below. As part of the acquisition, the Company granted 368,957 restricted shares valued at $39.9 million on the acquisition date. The restricted shares are subject to graded vesting, beginning on the second anniversary of the acquisition date, so long as the applicable employee remains continuously employed by the Company for such period. Compensation expense will be amortized on a straight-line basis over the requisite service period of five years. As discussed in Note 14, the Company also entered into acquisition-related compensation arrangements with certain employees of $17.4 million in restricted stock for retention purposes. These restricted shares are subject to ratable vesting and employees must fulfill service requirements in exchange for the rights to the restricted shares. Compensation expense will be amortized on a straight-line basis over the requisite service period (a weighted average service period of 4.9 years). As both restricted share grants compensate employees for future services, the value of the shares is not part of the purchase price.

Additional cash of up to $25.0 million may be earned (the "DBO Earnout") if a net revenue target is achieved during the performance period from January 1, 2023 to December 31, 2024. Of the total amount, up to $20.0 million may be earned by former partners with no service requirements. The Company recorded a $1.7 million liability as of the acquisition date for the fair value of this contingent consideration, which is included in the purchase price. The remaining $5.0 million may be earned by certain employees, whom are now employees of the Company, in exchange for service requirements. As this amount compensates employees for future services, the value is not part of the purchase price. Amounts estimated to be payable, if any, will be recorded as compensation expense on the consolidated statements of operations over the requisite service period. If earned, the DBO Earnout will be paid by March 31, 2025.

The Company recorded $57.3 million of goodwill on the consolidated statements of financial condition, all of which is expected to be deductible for income tax purposes. In management's opinion, the goodwill represents the reputation and operating expertise of DBO Partners. Identifiable intangible assets purchased by the Company consisted of customer relationships with an acquisition-date fair value of $10.4 million.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition, including measurement period adjustments:

(Amounts in thousands)
Assets
Cash and cash equivalents	$575
Fixed assets	1,353
Goodwill	57,337
Intangible assets	10,390
Right-of-use lease asset	3,760
Other assets	414
Total assets acquired	73,829

Liabilities
Accrued compensation	1,167
Accrued lease liability	3,760
Other liabilities and accrued expenses	2,603
Total liabilities assumed	7,530

Net assets acquired	$66,299

Stamford Partners LLP ("Stamford Partners")

On June 10, 2022, the Company completed the acquisition of Stamford Partners, a specialist investment bank offering mergers and acquisitions advisory services to European food and beverage and related consumer sectors. The acquisition expanded the Company's presence in Europe. The purchase price consisted of cash consideration, and restricted stock was granted for retention purposes.

The Company recorded $7.3 million of goodwill on the consolidated statements of financial condition, none of which is expected to be deductible for income tax purposes. In management's opinion, the goodwill represents the reputation and operating expertise of Stamford Partners. Identifiable intangible assets purchased by the Company consisted of customer relationships with an acquisition-date fair value of $1.8 million.

Cornerstone Macro Research LP

On February 4, 2022, the Company completed the acquisition of Cornerstone Macro Research LP, including its subsidiary, Cornerstone Macro LLC (collectively, "Cornerstone Macro"), a research firm focused on providing macro research and equity derivatives trading to institutional investors. The acquisition added a macro research team and increased the scale of the Company's equity brokerage operations.

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

The Company also entered into acquisition-related compensation arrangements with certain employees of $10.7 million, which consisted of restricted stock ($7.5 million) and forgivable loans ($3.2 million), for retention purposes. As employees must fulfill service requirements in exchange for the rights to the restricted shares, compensation expense will be amortized on a straight-line basis over the requisite service period (a weighted average service period of 3.4 years). See Note 14 for further discussion. The loans will be forgiven, so long as the applicable employee remains continuously employed for the loan term. Compensation expense will be amortized on a straight-line basis over the respective loan term (a weighted average period of 3.6 years).

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Additional cash of up to $27.8 million may be earned if a net revenue target is achieved during the performance period from July 1, 2022 to December 31, 2023. Of the total amount, up to $6.0 million may be earned by Cornerstone Macro's equity owners with no service requirements. If earned, this amount will be paid by March 31, 2024. The Company recorded a $1.6 million liability as of the acquisition date for the fair value of this contingent consideration, which is included in the purchase price. Adjustments to this liability after the acquisition date are recorded as non-compensation expense on the consolidated statements of operations. As of March 31, 2023, the Company expects the maximum amount of $6.0 million will be earned and has accrued the full amount related to this additional cash payment. The remaining amount may be earned by the equity owners, whom are now employees of the Company, and certain employees in exchange for service requirements. As this amount compensates employees for future services, the value is not part of the purchase price. Amounts estimated to be payable, if any, will be recorded as compensation expense on the consolidated statements of operations over the requisite service period. If earned, amounts will be paid by June 30, 2025 and June 30, 2026. As of March 31, 2023, the Company has accrued $2.4 million related to this additional cash payment. The Company recorded $0.5 million and $0.1 million in compensation expense related to this additional cash payment for the three months ended March 31, 2023 and 2022, respectively.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Pro Forma Financial Information

The results of operations of DBO Partners, Stamford Partners and Cornerstone Macro have been included in the Company's consolidated financial statements prospectively beginning on the respective acquisition dates. The acquisitions have been fully integrated with the Company's existing operations. Accordingly, post-acquisition revenues and net income are not discernible. The following unaudited pro forma financial data is presented on a combined basis and includes DBO Partners and Cornerstone Macro. Pro forma financial information for Stamford Partners is not presented as the acquisition is not material.

Based on the respective acquisition dates, the unaudited pro forma financial data assumes that the DBO Partners and Cornerstone Macro acquisitions had occurred on January 1, 2021, the beginning of the prior annual period in which the acquisitions occurred. Pro forma results have been prepared by adjusting the Company's historical results to include the results of operations of DBO Partners and Cornerstone Macro adjusted for the following significant changes: amortization expense was adjusted to account for the acquisition-date fair value of intangible assets; compensation and benefits expenses were adjusted to reflect the restricted stock issued as part of the respective acquisition, the restricted stock and forgivable loans issued for retention purposes, the earnouts with service conditions, and the cost that would have been incurred had certain employees been included in the Company's employee compensation arrangements; and the income tax effect of applying the Company's statutory tax rates to the results of operations of the respective acquisitions. The Company's consolidated unaudited pro forma information presented does not necessarily reflect the results of operations that would have resulted had the acquisitions been completed at the beginning of the applicable period presented, does not contemplate client account overlap and anticipated operational efficiencies of the combined entities, nor does it indicate the results of operations in future periods.

Three Months Ended
(Amounts in thousands)	March 31, 2022
Net revenues	$397,584
Net income applicable to Piper Sandler Companies	43,940

Note 4 Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased

	March 31,	December 31,
(Amounts in thousands)	2023	2022
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$794	$1,490
Convertible securities	149,228	94,552
Fixed income securities	13,950	4,103
Municipal securities:
Taxable securities	18,723	28,389
Tax-exempt securities	145,395	151,465
Short-term securities	33,658	14,386
U.S. government agency securities	65,772	28,874
U.S. government securities	4,592	3,800
Derivative contracts	14,174	12,920
Total financial instruments and other inventory positions owned	$446,286	$339,979

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$24,721	$15,376
Fixed income securities	18,474	3,894
U.S. government securities	56,690	36,415
Derivative contracts	2,269	5,151
Total financial instruments and other inventory positions sold, but not yet purchased	$102,154	$60,836

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

At March 31, 2023 and December 31, 2022, financial instruments and other inventory positions owned in the amount of $98.5 million and $57.5 million, respectively, had been pledged as collateral for short-term financing arrangements.

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

	March 31, 2023			December 31, 2022
(Amounts in thousands)	Derivative	Derivative	Notional	Derivative	Derivative	Notional
Derivative Category	Assets (1)	Liabilities (2)	Amount	Assets (1)	Liabilities (2)	Amount
Interest rate
Customer matched-book	$63,709	$57,864	$1,350,322	$55,414	$49,838	$1,354,881
Trading securities	467	3,468	123,400	5,186	1,082	134,750
Equity options
Trading securities	146	—	2,836	—	—	—
	$64,322	$61,332	$1,476,558	$60,600	$50,920	$1,489,631
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

		Three Months Ended
(Amounts in thousands)		March 31,
Derivative Category	Operations Category	2023	2022
Interest rate derivative contract	Investment banking	$172	$(243)
Interest rate derivative contract	Institutional brokerage	(7,009)	9,205
Equity option derivative contract	Institutional brokerage	(11)	—
		$(6,848)	$8,962

Credit risk associated with the Company's derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company's derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company's financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The majority of the Company's derivative contracts are substantially collateralized by its counterparties, who are major financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of a derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of March 31, 2023, the Company had $11.6 million of uncollateralized credit exposure with these counterparties (notional contract amount of $153.8 million), including $7.2 million of uncollateralized credit exposure with one counterparty.

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

Piper Sandler Companies
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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company's Level III financial instruments as of March 31, 2023:

	Valuation			Weighted
	Technique	Unobservable Input	Range	Average (1)
Assets
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	Discounted cash flow	Expected recovery rate (% of par) (3)	0 - 25%	13.4%
		Current yield (3)	10%	10%
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve in basis points ("bps") (3)	2 - 50 bps	24.1 bps
Investments at fair value:
Equity securities in private companies (2)	Market approach	Revenue multiple (3)	1 - 8 times	4.4 times
		EBITDA multiple (3)	11 - 18 times	13.8 times
		Market comparable valuation multiple (3)	1 - 2 times	1.5 times
	Discounted cash flow	Discount rate (4)	20 - 25%	20.8%

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve in bps (4)	1 - 50 bps	11.9 bps
(1)Unobservable inputs were weighted by the relative fair value of the financial instruments.
(2)As of March 31, 2023, the Company had $201.4 million of Level III investments at fair value, of which $68.1 million, or 33.8 percent, was valued based on a recent round of independent financing.
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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the valuation of the Company's financial instruments by pricing observability levels defined in FASB Accounting Standards Codification Topic 820, "Fair Value Measurement" ("ASC 820") as of March 31, 2023:

				Counterparty
				and Cash
				Collateral
(Amounts in thousands)	Level I	Level II	Level III	Netting (1)	Total
Assets
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$794	$—	$—	$—	$794
Convertible securities	—	149,228	—	—	149,228
Fixed income securities	—	13,950	—	—	13,950
Municipal securities:
Taxable securities	—	18,723	—	—	18,723
Tax-exempt securities	—	141,499	3,896	—	145,395
Short-term securities	—	33,658	—	—	33,658
U.S. government agency securities	—	65,772	—	—	65,772
U.S. government securities	4,592	—	—	—	4,592
Derivative contracts	146	63,734	442	(50,148)	14,174
Total financial instruments and other inventory positions owned	5,532	486,564	4,338	(50,148)	446,286

Cash equivalents	17,903	—	—	—	17,903

Investments at fair value (2)	80,524	—	201,443	—	281,967
Total assets	$103,959	$486,564	$205,781	$(50,148)	$746,156

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$24,721	$—	$—	$—	$24,721
Fixed income securities	—	18,474	—	—	18,474
U.S. government securities	56,690	—	—	—	56,690
Derivative contracts	—	57,555	3,777	(59,063)	2,269
Total financial instruments and other inventory positions sold, but not yet purchased	$81,411	$76,029	$3,777	$(59,063)	$102,154
(1)Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.
(2)Includes noncontrolling interests of $208.4 million attributable to unrelated third party ownership in consolidated alternative asset management funds.

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

The Company's Level III assets were $205.8 million (including noncontrolling interests of $155.7 million) and $200.5 million (including noncontrolling interests of $148.7 million), or 27.6 percent and 21.4 percent of financial instruments measured at fair value at March 31, 2023 and December 31, 2022, respectively. There were $14.7 million of transfers of financial assets out of Level III for the three months ended March 31, 2023, primarily due to unobservable inputs becoming observable. At March 31, 2023, the Company's Level I investments at fair value included $14.7 million of equity securities subject to contractual sale restrictions. The sale restrictions will expire in the third quarter of 2023.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following tables summarize the changes in fair value associated with Level III financial instruments held at the beginning or end of the periods presented:

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	March 31,	March 31,
(Amounts in thousands)	2022	Purchases	Sales	in	out	(losses)	(losses)	2023	2023
Assets
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	$3,887	$—	$—	$—	$—	$—	$9	$3,896	$9
Derivative contracts	4,756	—	(2,353)	—	—	2,353	(4,314)	442	(239)
Total financial instruments and other inventory positions owned	8,643	—	(2,353)	—	—	2,353	(4,305)	4,338	(230)

Investments at fair value	191,845	12,948	(6,747)	—	(14,691)	(728)	18,816	201,443	9,066
Total assets	$200,488	$12,948	$(9,100)	$—	$(14,691)	$1,625	$14,511	$205,781	$8,836

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$1,082	$—	$140	$—	$—	$(140)	$2,695	$3,777	$2,850
Total financial instruments and other inventory positions sold, but not yet purchased	$1,082	$—	$140	$—	$—	$(140)	$2,695	$3,777	$2,850

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	March 31,	March 31,
(Amounts in thousands)	2021	Purchases	Sales	in	out	(losses)	(losses)	2022	2022
Assets
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	$247	$—	$—	$—	$—	$—	$17	$264	$17
Derivative contracts	726	450	—	—	—	(450)	8,424	9,150	9,150
Total financial instruments and other inventory positions owned	973	450	—	—	—	(450)	8,441	9,414	9,167

Investments at fair value	142,286	11,073	(18,252)	—	(172)	12,764	(12,904)	134,795	(202)
Total assets	$143,259	$11,523	$(18,252)	$—	$(172)	$12,314	$(4,463)	$144,209	$8,965

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$1,898	$—	$680	$—	$—	$(680)	$(778)	$1,120	$1,120
Total financial instruments and other inventory positions sold, but not yet purchased	$1,898	$—	$680	$—	$—	$(680)	$(778)	$1,120	$1,120

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

Consolidated VIEs

The Company's consolidated VIEs at March 31, 2023 included certain alternative asset management funds in which the Company has an investment and, as the managing partner, is deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds.

The following table presents information about the carrying value of the assets and liabilities of the VIEs that are consolidated by the Company and included on the consolidated statements of financial condition at March 31, 2023. The assets can only be used to settle the liabilities of the respective VIE, and the creditors of the VIEs do not have recourse to the general credit of the Company. These VIEs have a combined $50.0 million of bank line financing available with interest rates based on either the Secured Overnight Financing Rate ("SOFR") or LIBOR plus an applicable margin. The assets and liabilities are presented prior to consolidation, and thus a portion of these assets and liabilities is eliminated in consolidation.

Alternative Asset
(Amounts in thousands)	Management Funds
Assets
Investments	$265,752
Other assets	675
Total assets	$266,427

Liabilities
Other liabilities and accrued expenses	$8,873
Total liabilities	$8,873

The Company has investments in a grantor trust which was established as part of a nonqualified deferred compensation plan. The Company is the primary beneficiary of the grantor trust. Accordingly, the assets and liabilities of the grantor trust are consolidated by the Company on the consolidated statements of financial condition. See Note 14 for additional information on the nonqualified deferred compensation plan.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Nonconsolidated VIEs

The Company determined it is not the primary beneficiary of certain VIEs and, accordingly, does not consolidate them. These VIEs had net assets approximating $1.2 billion at March 31, 2023 and December 31, 2022. The Company's exposure to loss from these VIEs is $11.5 million, which is the carrying value of its capital contributions recorded in investments on the consolidated statements of financial condition at March 31, 2023. The Company had no liabilities related to these VIEs at March 31, 2023 and December 31, 2022. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of March 31, 2023.

Note 7 Receivables from and Payables to Brokers, Dealers and Clearing Organizations

	March 31,	December 31,
(Amounts in thousands)	2023	2022
Receivable from clearing organizations	$112,838	$285,957
Receivable from brokers and dealers	10,539	10,942
Other	3,482	3,564
Total receivables from brokers, dealers and clearing organizations	$126,859	$300,463

	March 31,	December 31,
(Amounts in thousands)	2023	2022
Payable to brokers and dealers	$4,019	$4,622
Total payables to brokers, dealers and clearing organizations	$4,019	$4,622

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

Note 8 Investments

The Company's investments include investments in private companies and partnerships.

	March 31,	December 31,
(Amounts in thousands)	2023	2022
Investments at fair value	$281,967	$273,892
Investments at cost	509	509
Investments accounted for under the equity method	11,269	11,325
Total investments	293,745	285,726

Less investments attributable to noncontrolling interests (1)	(208,365)	(200,687)
	$85,380	$85,039
(1)Noncontrolling interests are attributable to unrelated third party ownership in consolidated alternative asset management funds.

At March 31, 2023, investments carried on a cost basis had an estimated fair market value of $0.5 million. Because valuation estimates were based upon management's judgment, investments carried at cost would be categorized as Level III assets in the fair value hierarchy, if they were carried at fair value.

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

Note 9 Other Assets

	March 31,	December 31,
(Amounts in thousands)	2023	2022
Fee receivables	$53,274	$42,645
Forgivable loans, net	19,932	20,667
Prepaid expenses	15,145	18,664
Other	22,752	24,049
Total other assets	$111,103	$106,025

Note 10 Short-Term Financing

The Company has an unsecured $75 million revolving credit facility with U.S. Bank N.A. The credit agreement will terminate on December 19, 2025, unless otherwise terminated, and is subject to a one-year extension exercisable at the option of the Company. This credit facility includes customary events of default and covenants that, among other things, require the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital of $120 million, limit the Company's leverage ratio, require maintenance of a minimum ratio of operating cash flow to fixed charges, and impose certain limitations on the Company's ability to make acquisitions and make payments on its capital stock. At March 31, 2023, there were no advances against this credit facility.

The Company's committed short-term bank line financing at March 31, 2023 consisted of a one-year $80 million committed revolving credit facility with U.S. Bank N.A., which has been renewed annually in the fourth quarter of each year since 2008. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital of $120 million, and the unpaid principal amount of all advances under this facility will be due on December 8, 2023. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis. At March 31, 2023, the Company had no advances against this line of credit.

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

The Company has established reserves for potential losses that are probable and reasonably estimable that may result from pending and potential legal actions, investigations and regulatory proceedings. Reasonably possible losses in excess of amounts accrued at March 31, 2023 are not material. In many cases, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount or range of any potential loss, particularly where proceedings may be in relatively early stages or where plaintiffs are seeking substantial or indeterminate damages. Matters frequently need to be more developed before a loss or range of loss can reasonably be estimated.

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

The SEC is conducting an investigation of the Company regarding compliance with recordkeeping requirements for business-related communications sent over unapproved electronic messaging channels. The SEC has brought several recent enforcement actions relating to recordkeeping practices, and it is currently conducting numerous similar investigations of other financial institutions. The Company is cooperating with the investigation. No loss contingency has been reflected in the Company's consolidated financial statements as this contingency is neither probable nor reasonably estimable at this time. Management is currently unable to estimate a range of reasonably possible loss related to this investigation.

Note 12 Restructuring and Integration Costs

The Company incurred the following restructuring and integration costs in conjunction with its acquisition activity:

Three Months Ended
(Amounts in thousands)	March 31, 2022
Severance, benefits and outplacement	$451
Total restructuring costs	451

Integration costs	796

Total restructuring and integration costs	$1,247

Note 13 Shareholders' Equity

Dividends

The Company's current dividend policy is intended to return a metric based on fiscal year net income to its shareholders. The Company's board of directors determines the declaration and payment of dividends and is free to change the Company's dividend policy at any time.

During the three months ended March 31, 2023, the Company declared and paid both a quarterly and a special cash dividend on its common stock of $0.60 and $1.25 per share, respectively. The special cash dividend relates to the Company's fiscal year 2022 results. Total dividends paid, including accrued forfeitable dividends paid on restricted stock vestings, were $50.9 million for the three months ended March 31, 2023.

On May 2, 2023, the board of directors declared a quarterly cash dividend on its common stock of $0.60 per share to be paid on June 9, 2023, to shareholders of record as of the close of business on May 26, 2023.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Share Repurchases

The Company purchases shares of common stock pursuant to share repurchase programs authorized by the Company's board of directors. The Company also purchases shares of common stock from restricted stock award recipients upon the award vesting or as recipients sell shares to meet their employment tax obligations.

The following table summarizes the repurchase programs authorized by the Company's board of directors:

Effective Date	Authorized Amount	Expiration Date	Remaining Authorization at March 31, 2023
May 6, 2022	$150.0 million	December 31, 2024	$138.2 million
January 1, 2022	$150.0 million	December 31, 2023	$—

The following table summarizes the Company's repurchase activity:

	Three Months Ended
	March 31,
	2023	2022
Shares repurchased pursuant to repurchase authorizations
Common shares repurchased	—	653,029
Aggregate purchase price (in millions)	$—	$92.9
Average price per share	$—	$142.33

Shares repurchased from employees related to employment tax obligations
Common shares repurchased	426,031	136,440
Aggregate purchase price (in millions)	$60.8	$20.9
Average price per share	$142.79	$153.38

Issuance of Shares

The Company issues common shares out of treasury stock as a result of employee restricted share vesting and exercise transactions as discussed in Note 14. During the three months ended March 31, 2023 and 2022, the Company issued 1,584,696 shares and 854,668 shares, respectively, related to these obligations.

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

Ownership interests in entities held by parties other than the Company's common shareholders are presented as noncontrolling interests within shareholders' equity, separate from the Company's own equity. Revenues, expenses and net income or loss are reported on the consolidated statements of operations on a consolidated basis, which includes amounts attributable to both the Company's common shareholders and noncontrolling interests. Net income or loss is then allocated between the Company and noncontrolling interests based upon their relative ownership interests. Net income applicable to noncontrolling interests is deducted from consolidated net income to determine net income applicable to the Company. There was no other comprehensive income or loss attributed to noncontrolling interests for the three months ended March 31, 2023 and 2022.

Piper Sandler Companies
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

The following table provides a summary of the Company's outstanding equity awards (in shares or units) as of March 31, 2023:

Restricted stock related to compensation plans
Annual grants	746,377
Sign-on grants	110,062
Inducement grants	63,797

2019 Inducement Plan	47,353

2020 Inducement Plan	597,472

2022 Inducement Plan	161,030

Total restricted stock related to compensation plans	1,726,091

Restricted stock related to acquisitions (1)	1,260,203

Total restricted stock	2,986,294

Restricted stock units	181,193

Stock options	156,667
(1)Includes restricted stock with service conditions issued in conjunction with all acquisitions since January 1, 2020. See Note 3 for further discussion.

Incentive Plan

The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company's employees and directors for up to 9.4 million shares of common stock (0.4 million shares remained available for future issuance under the Incentive Plan as of March 31, 2023). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant's death, and at the discretion of the compensation committee of the Company's board of directors.

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

Inducement Grants are issued as a retention tool in conjunction with certain acquisitions. During 2022, the Company granted $9.3 million (65,125 shares) in restricted stock under the Incentive Plan in conjunction with its acquisitions of Cornerstone Macro and Stamford Partners. These restricted shares are subject to graded vesting, and employees must fulfill service requirements in exchange for the rights to the restricted shares. Compensation expense is amortized on a straight-line basis over the requisite service period, generally three to four years. Employees forfeit unvested shares upon termination of employment and a reversal of compensation expense is recorded.

Annually, the Company grants stock to its non-employee directors. The stock-based compensation paid to non-employee directors is fully expensed on the grant date and included within outside services expense on the consolidated statements of operations.

Restricted Stock Units

The Company grants restricted stock units to its leadership team ("Leadership Grants"). Restricted stock units will vest and convert to shares of common stock at the end of each 36-month performance period only if the Company satisfies predetermined performance and/or market conditions over the performance period. The performance condition requires the Company to achieve certain average adjusted return on equity targets, as defined in the terms of the award agreements. The market condition requires the Company to achieve a certain total shareholder return ("TSR") relative to members of a predetermined peer group. Under the terms of these awards, the number of units that will actually vest and convert to shares will be based on the extent to which the Company achieves the specified targets during each performance period. The maximum payout leverage by grant year is as follows:

	Maximum Payout Leverage
Grant Year	Performance Condition	Market Condition	Total
2023	100%	100%	200%
2022	75%	75%	150%
2021	75%	75%	150%
2020	75%	75%	150%
2019	75%	75%	150%

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The fair value of the performance condition portion of the award was based on the closing price of the Company's common stock on the grant date. If the Company determines that it is probable that the performance condition will be achieved, compensation expense is amortized on a straight-line basis over the 36-month performance period. The Company reevaluates achievement of the performance condition by grant year each reporting period with changes in estimated outcomes accounted for using a cumulative effect adjustment to compensation expense. Compensation expense will be recognized only if the performance condition is met. Employees forfeit unvested restricted stock units upon termination of employment with a corresponding reversal of compensation expense. As of March 31, 2023, the expected payout leverage for the performance condition portion of the award by grant year is as follows:

Expected Payout
Grant Year	Leverage
2023	65%
2022	32%
2021	75%

The market condition must be met for the market condition portion of the award to vest. Compensation expense will be recognized regardless if the market condition is satisfied, and amortized on a straight-line basis over the 36-month requisite service period (or earlier if age and service conditions are met, as described below). Employees forfeit unvested restricted stock units upon termination of employment with a corresponding reversal of compensation expense. The fair value of the market condition portion of the award was determined on the grant date using a Monte Carlo simulation with the following assumptions:

		Risk-free	Expected Stock
Grant Year	Vesting Year	Interest Rate	Price Volatility
2023	2026	4.35%	47.5%
2022	2025	1.80%	43.8%
2021	2024	0.23%	43.2%
2020	2023	1.40%	27.3%
2019	2022	2.50%	31.9%

Because the vesting of the market condition portion of the award depends on the Company's TSR relative to a peer group, the valuation modeled the performance of the peer group as well as the correlation between the Company and the peer group. The expected stock price volatility assumptions were determined using historical volatility, as correlation coefficients can only be developed through historical volatility. The risk-free interest rates were determined based on three-year U.S. Treasury bond yields.

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

Stock Options

On February 15, 2023 and February 15, 2018, the Company granted options to certain executive officers. These options are expensed on a straight-line basis over the required service period of five years, based on the estimated fair value of the award on the respective date of grant. The exercise price per share is equal to the closing price on the respective date of grant plus ten percent. These options are subject to graded vesting, beginning on the third anniversary of the respective grant date, so long as the employee remains continuously employed by the Company. The maximum term of these stock options is ten years.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The fair value of these stock option awards was estimated on the respective date of grant using the Black-Scholes option-pricing model with the following assumptions:

	February 2023	February 2018
	Grant	Grant
Risk-free interest rate	3.94%	2.82%
Dividend yield	3.21%	3.22%
Expected stock price volatility	38.50%	37.20%
Expected life of options (in years)	7.0	7.0
Fair value of options granted (per share)	$46.71	$24.49

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

The Company established the 2020 Inducement Plan in conjunction with its acquisition of SOP Holdings, LLC and its subsidiaries, including Sandler O'Neill & Partners, L.P. (collectively "Sandler O'Neill"). On January 3, 2020, the Company granted $96.9 million (1,217,423 shares) in restricted stock. These restricted shares have both cliff and graded vesting terms with vesting periods of 18 months, three years or five years (with a weighted average service period of 3.7 years). On April 3, 2020, the Company granted $5.5 million (114,000 shares) in restricted stock under the 2020 Inducement Plan in conjunction with its acquisition of The Valence Group ("Valence"). These restricted shares are subject to graded vesting, generally beginning on the third anniversary of the grant date through April 3, 2025. On December 31, 2020, the Company granted $2.9 million (29,194 shares) in restricted stock under the 2020 Inducement Plan in conjunction with its acquisition of TRS Advisors LLC ("TRS"). These restricted shares are subject to ratable vesting over a three-year vesting period.

The Company established the 2022 Inducement Plan in conjunction with its acquisition of DBO Partners. On October 7, 2022, the Company granted $17.4 million (161,030 shares) in restricted stock. These restricted shares are generally subject to ratable vesting over a five-year vesting period.

Stock-Based Compensation Activity

The following table summarizes the Company's stock-based compensation activity:

	Three Months Ended
	March 31,
(Amounts in millions)	2023	2022
Stock-based compensation expense	$27.3	$31.7
Forfeitures	0.6	—
Tax benefit related to stock-based compensation expense	5.1	3.4

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the changes in the Company's unvested restricted stock:

	Unvested	Weighted Average
	Restricted Stock	Grant Date
	(in Shares)	Fair Value
December 31, 2022	4,219,826	$92.43
Granted	288,981	155.23
Vested	(1,506,199)	90.19
Canceled	(16,314)	150.95
March 31, 2023	2,986,294	$99.32

The following table summarizes the changes in the Company's unvested restricted stock units:

	Unvested	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
December 31, 2022	188,328	$115.16
Granted	48,931	177.75
Vested	(56,066)	86.01
Canceled	—	—
March 31, 2023	181,193	$141.08
As of March 31, 2023, there was $123.2 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 3.3 years.

The following table summarizes the changes in the Company's outstanding stock options:

			Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
December 31, 2022	81,667	$99.00	5.1	$2,547,194
Granted	75,000	170.76
Exercised	—	—
Canceled	—	—
Expired	—	—
March 31, 2023	156,667	$133.35	7.3	$3,234,830

Options exercisable at March 31, 2023	81,667	$99.00	4.9	$3,234,830

As of March 31, 2023, there was $3.4 million of unrecognized compensation cost related to stock options expected to be recognized over a weighted average period of 4.9 years.

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

Nonqualified Deferred Compensation Plan

The nonqualified deferred compensation plan is an unfunded plan which allows certain highly compensated employees, at their election, to defer a portion of their compensation. This plan was closed to future deferral elections by participants for performance periods beginning after December 31, 2017. The amounts deferred under this plan are held in a grantor trust. The Company invests, as a principal, in investments to economically hedge its obligation under the nonqualified deferred compensation plan. The investments in the grantor trust consist of mutual funds which are categorized as Level I in the fair value hierarchy. These investments totaled $15.6 million and $15.9 million as of March 31, 2023 and December 31, 2022, respectively, and are included in investments on the consolidated statements of financial condition. A corresponding deferred compensation liability is included in accrued compensation on the consolidated statements of financial condition. The compensation deferred by the employees was expensed in the period earned. Changes in the fair value of the investments made by the Company are reported in investment income and changes in the corresponding deferred compensation liability are reflected as compensation and benefits expense on the consolidated statements of operations.

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

If earned, the amount related to the acquisition of Valence (the "Valence Earnout") will be paid by July 3, 2023. As of March 31, 2023, the Company has accrued $9.2 million related to this additional cash payment. The Company recorded $1.4 million and $1.5 million in compensation expense related to the Valence Earnout for the three months ended March 31, 2023 and 2022, respectively.

If earned, the amount related to the acquisition of TRS (the "TRS Earnout") will be paid by April 3, 2024. As of March 31, 2023, the Company expects the maximum amount of $7.0 million will be earned and has accrued $4.8 million related to this additional cash payment. The Company recorded $0.5 million in compensation expense related to the TRS Earnout for the three months ended March 31, 2023 and 2022.

The Company also granted $10.1 million in restricted cash in conjunction with the acquisition of Weeden & Co. for retention purposes. Compensation expense is amortized on a straight-line basis over the requisite service period. The restricted cash award is subject to graded vesting, beginning on the third anniversary of the grant date through August 2, 2023.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 15 Earnings Per Share ("EPS")

Basic earnings per common share is computed by dividing net income applicable to Piper Sandler Companies by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive stock options, restricted stock units and restricted shares.

The computation of EPS is as follows:

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2023	2022
Net income applicable to Piper Sandler Companies	$25,634	$36,651

Shares for basic and diluted calculations:
Average shares used in basic computation	14,507	14,481
Stock options	25	24
Restricted stock units	157	200
Restricted shares	2,493	2,589
Average shares used in diluted computation	17,182	17,294

Earnings per common share:
Basic	$1.77	$2.53
Diluted	$1.49	$2.12

The anti-dilutive effects from stock options and restricted shares were immaterial for the three months ended March 31, 2023 and 2022.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)
Note 16 Revenues and Business Information

The Company's activities as an investment bank and institutional securities firm constitute a single business segment. The substantial majority of the Company's net revenues and long-lived assets are located in the U.S.

Reportable financial results are as follows:

	Three Months Ended
	March 31,
(Amounts in thousands)	2023	2022
Investment banking
Advisory services	$140,664	$210,899
Corporate financing	26,805	19,186
Municipal financing	16,935	27,417
Total investment banking	184,404	257,502

Institutional brokerage
Equity brokerage	53,831	49,805
Fixed income services	42,482	54,757
Total institutional brokerage	96,313	104,562

Interest income	8,712	3,856
Investment income/(loss)	11,115	(13,074)

Total revenues	300,544	352,846

Interest expense	2,639	2,201

Net revenues	297,905	350,645

Non-interest expenses	272,096	315,008

Pre-tax income	$25,809	$35,637

Pre-tax margin	8.7%	10.2%

Piper Sandler Companies
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

At March 31, 2023, net capital calculated under the SEC rule was $198.4 million, and exceeded the minimum net capital required under the SEC rule by $197.4 million.

The Company's committed short-term credit facility, revolving credit facility and its Class B senior notes include covenants requiring Piper Sandler to maintain a minimum regulatory net capital of $120 million. The Company's fully disclosed clearing agreement with Pershing includes a covenant requiring Piper Sandler to maintain excess net capital of $120 million.

Piper Sandler Ltd., a broker dealer subsidiary registered in the United Kingdom, is subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority. As of March 31, 2023, Piper Sandler Ltd. was in compliance with the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority.

Piper Sandler Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At March 31, 2023, Piper Sandler Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes and exhibits included elsewhere in this Quarterly Report on Form 10-Q. Certain statements in this Quarterly Report on Form 10-Q may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements include, among other things, statements other than historical information or statements of current conditions and may relate to our future plans and objectives and results, and also may include our belief regarding the effect of various legal proceedings, as set forth under "Legal Proceedings" in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2022 and in our subsequent reports filed with the Securities and Exchange Commission ("SEC"). Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under "External Factors Impacting Our Business" as well as the factors identified under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, as updated in our subsequent reports filed with the SEC and under "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.

Explanation of Non-GAAP Financial Measures

We have included financial measures that are not prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). These non-GAAP financial measures include adjustments to exclude (1) revenues and expenses related to noncontrolling interests, (2) interest expense on long-term financing from net revenues, (3) amortization of intangible assets related to acquisitions, (4) compensation expenses from acquisition-related agreements, (5) acquisition-related restructuring and integration costs and (6) the income tax expense allocated to the adjustments. The adjusted weighted average diluted shares outstanding used in the calculation of non-GAAP earnings per diluted common share contains an adjustment to include the common shares for unvested restricted stock awards with service conditions granted pursuant to all acquisitions since January 1, 2020. These adjustments affect the following financial measures: net revenues, compensation expenses, non-compensation expenses, income tax expense/(benefit), net income applicable to Piper Sandler Companies, earnings per diluted common share, total non-interest expenses, pre-tax income and pre-tax margin. Management believes that presenting these results and measures on an adjusted basis in conjunction with the corresponding U.S. GAAP measures provides the most meaningful basis for comparison of our operating results across periods and enhances the overall understanding of our current financial performance by excluding certain items that may not be indicative of our core operating results. The non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of financial performance prepared in accordance with U.S. GAAP.

Executive Overview

Our business principally consists of providing investment banking and institutional brokerage services to corporations, private equity groups, public entities, non-profit entities and institutional investors in the United States and Europe. We operate through one reportable business segment. Refer to our Annual Report on Form 10-K for the year ended December 31, 2022 for a full description of our business, including our business strategy.

During 2022, we completed the following acquisitions as part of our growth strategy:

•On October 7, 2022, we completed the acquisition of DBO Partners Holding LLC, including its subsidiary, DBO Partners LLC (collectively, "DBO Partners"), a technology investment banking firm. The transaction expanded the scale of our technology sector and added general partner advisory services.

•On June 10, 2022, we completed the acquisition of Stamford Partners LLP ("Stamford Partners"), a specialist investment bank offering mergers and acquisitions advisory services to European food and beverage and related consumer sectors. The transaction expanded our presence in Europe.

•On February 4, 2022, we completed the acquisition of Cornerstone Macro Research LP, including its subsidiary, Cornerstone Macro LLC (collectively, "Cornerstone Macro"), a research firm focused on providing macro research and equity derivatives trading to institutional investors. The transaction added a macro research platform and increased the scale of our equity brokerage operations.

Financial Highlights

	Three Months Ended
(Amounts in thousands, except per share data)	Mar. 31,	Mar. 31,	2023
	2023	2022	v2022
U.S. GAAP
Net revenues	$297,905	$350,645	(15.0)%
Compensation and benefits	199,394	247,899	(19.6)
Non-compensation expenses	72,702	67,109	8.3
Income before income tax expense/(benefit)	25,809	35,637	(27.6)
Net income applicable to Piper Sandler Companies	25,634	36,651	(30.1)
Earnings per diluted common share	$1.49	$2.12	(29.7)

Ratios and margin
Compensation ratio	66.9%	70.7%
Non-compensation ratio	24.4%	19.1%
Pre-tax margin	8.7%	10.2%
Effective tax rate	(29.6)%	30.8%

Non-GAAP(1)
Adjusted net revenues	$289,226	$361,793	(20.1)%
Adjusted compensation and benefits	183,144	226,121	(19.0)
Adjusted non-compensation expenses	65,306	60,471	8.0
Adjusted operating income	40,776	75,201	(45.8)
Adjusted net income applicable to Piper Sandler Companies	42,296	56,554	(25.2)
Adjusted earnings per diluted common share	$2.35	$3.12	(24.7)

Adjusted ratios and margin
Adjusted compensation ratio	63.3%	62.5%
Adjusted non-compensation ratio	22.6%	16.7%
Adjusted operating margin	14.1%	20.8%
Adjusted effective tax rate	(8.0)%	23.1%

See the "Results of Operations" section for additional information.

(1)Reconciliation of U.S. GAAP to adjusted non-GAAP financial information

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2023	2022
Net revenues:
Net revenues – U.S. GAAP basis	$297,905	$350,645
Adjustments:
Revenue related to noncontrolling interests	(10,304)	9,523
Interest expense on long-term financing	1,625	1,625
Adjusted net revenues	$289,226	$361,793

Compensation and benefits:
Compensation and benefits – U.S. GAAP basis	$199,394	$247,899
Adjustment:
Compensation from acquisition-related agreements	(16,250)	(21,778)
Adjusted compensation and benefits	$183,144	$226,121

Non-compensation expenses:
Non-compensation expenses – U.S. GAAP basis	$72,702	$67,109
Adjustments:
Non-compensation expenses related to noncontrolling interests	(2,492)	(2,470)
Acquisition-related restructuring and integration costs	—	(1,247)
Amortization of intangible assets related to acquisitions	(4,904)	(2,921)
Adjusted non-compensation expenses	$65,306	$60,471

Income before income tax expense/(benefit):
Income before income tax expense/(benefit) – U.S. GAAP basis	$25,809	$35,637
Adjustments:
Revenue related to noncontrolling interests	(10,304)	9,523
Interest expense on long-term financing	1,625	1,625
Non-compensation expenses related to noncontrolling interests	2,492	2,470
Compensation from acquisition-related agreements	16,250	21,778
Acquisition-related restructuring and integration costs	—	1,247
Amortization of intangible assets related to acquisitions	4,904	2,921
Adjusted operating income	$40,776	$75,201
Interest expense on long-term financing	(1,625)	(1,625)
Adjusted income before adjusted income tax expense/(benefit)	$39,151	$73,576

Income tax expense/(benefit):
Income tax expense/(benefit) – U.S. GAAP basis	$(7,637)	$10,979
Tax effect of adjustments:
Compensation from acquisition-related agreements	3,227	5,034
Acquisition-related restructuring and integration costs	—	267
Amortization of intangible assets related to acquisitions	1,265	742
Adjusted income tax expense/(benefit)	$(3,145)	$17,022

Net income applicable to Piper Sandler Companies:
Net income applicable to Piper Sandler Companies – U.S. GAAP basis	$25,634	$36,651
Adjustments:
Compensation from acquisition-related agreements	13,023	16,744
Acquisition-related restructuring and integration costs	—	980
Amortization of intangible assets related to acquisitions	3,639	2,179
Adjusted net income applicable to Piper Sandler Companies	$42,296	$56,554

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2023	2022
Earnings per diluted common share:
Earnings per diluted common share – U.S. GAAP basis	$1.49	$2.12
Adjustment for inclusion of unvested acquisition-related stock	(0.11)	(0.15)
	$1.38	$1.97
Adjustments:
Compensation from acquisition-related agreements	0.76	0.97
Acquisition-related restructuring and integration costs	—	0.06
Amortization of intangible assets related to acquisitions	0.21	0.12
Adjusted earnings per diluted common share	$2.35	$3.12

Weighted average diluted common shares outstanding:
Weighted average diluted common shares outstanding – U.S. GAAP basis	17,182	17,294
Adjustment:
Unvested acquisition-related restricted stock with service conditions	816	835
Adjusted weighted average diluted common shares outstanding	17,998	18,129

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

Outlook for the Remainder of 2023

We believe U.S. monetary policy will remain a critical factor impacting the economy and financial markets throughout the remainder of 2023. The U.S. Federal Reserve continued its tightening in the first quarter of 2023, further increasing its short-term benchmark interest rate. The higher interest rates combined with persistent inflation have led to a heightened risk of economic recession. Labor shortages, higher energy prices, capital and liquidity concerns in the commercial banking sector, supply and demand imbalances and geopolitical tensions, including the war in Ukraine, also continue to strain the economy. These risks contribute to increased volatility in the financial markets and a decline in business confidence, resulting in a more uncertain economic outlook.

We experienced a lower level of advisory services activity in the first quarter of 2023, reflective of the ongoing challenging market conditions. We expect the near-team outlook for advisory services to remain soft driven by economic uncertainty and difficult debt financing conditions, which continue to impact transaction timelines and the conversion of our pipeline. We remain cautiously optimistic towards the second half of 2023, however that will depend on sustained market improvements.
Although our equity financings increased from the prior-year period, overall market activity in the first quarter of 2023 remained below historical levels. Additionally, commercial banking sector concerns increased volatility resulting in a pause in equity financings late in the quarter. We expect capital markets activity to increase as we progress through the year as clients require access to capital in order to execute on their strategic plans.

The equity markets experienced elevated volatility during March 2023; however, overall volatility and volumes were lower year-over-year, which we expect to continue for the remainder of 2023. Equity brokerage benefited from market share gains and the benefits of adding Cornerstone Macro to our platform.

Our fixed income services business experienced reduced client activity in the first quarter of 2023, reflective of the challenging market conditions resulting from heightened interest rate volatility and uncertainty in expectations regarding the terminal level of interest rates. These market dynamics, along with banking institutions focused on building liquidity and the evaluation of their capital and funding position, slowed our depository client activity. Additionally, activity among our municipal clients was subdued as municipal bonds remain expensive relative to U.S. treasury securities driven by a lack of new supply. We expect our near-term outlook to remain challenging; however, over the long-term our fixed income services business will benefit from interest rate stabilization at higher rates.

Our municipal financing business continued to experience challenging market conditions in the first quarter of 2023 driven by higher interest rates and volatility, as well as weakened investor demand. While our pipeline is solid, execution will be dependent on more conducive market conditions, which we believe includes a period of sustained municipal fund inflows and interest rate stability in order for issuance volumes to increase from current levels.

Results of Operations

Financial Summary for the three months ended March 31, 2023 and March 31, 2022

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of
				Net Revenues for the
	Three Months Ended			Three Months Ended
	March 31,			March 31,
			2023
(Amounts in thousands)	2023	2022	v2022	2023	2022
Revenues:
Investment banking	$184,404	$257,502	(28.4)%	61.9%	73.4%
Institutional brokerage	96,313	104,562	(7.9)	32.3	29.8
Interest income	8,712	3,856	125.9	2.9	1.1
Investment income/(loss)	11,115	(13,074)	N/M	3.7	(3.7)
Total revenues	300,544	352,846	(14.8)	100.9	100.6

Interest expense	2,639	2,201	19.9	0.9	0.6

Net revenues	297,905	350,645	(15.0)	100.0	100.0

Non-interest expenses:
Compensation and benefits	199,394	247,899	(19.6)	66.9	70.7
Outside services	12,126	11,176	8.5	4.1	3.2
Occupancy and equipment	15,728	14,536	8.2	5.3	4.1
Communications	14,311	12,425	15.2	4.8	3.5
Marketing and business development	10,052	8,632	16.5	3.4	2.5
Deal-related expenses	6,014	5,544	8.5	2.0	1.6
Trade execution and clearance	4,914	4,035	21.8	1.6	1.2
Restructuring and integration costs	—	1,247	N/M	—	0.4
Intangible asset amortization	4,904	2,921	67.9	1.6	0.8
Other operating expenses	4,653	6,593	(29.4)	1.6	1.9
Total non-interest expenses	272,096	315,008	(13.6)	91.3	89.8

Income before income tax expense/(benefit)	25,809	35,637	(27.6)	8.7	10.2

Income tax expense/(benefit)	(7,637)	10,979	N/M	(2.6)	3.1

Net income	33,446	24,658	35.6	11.2	7.0

Net income/(loss) applicable to noncontrolling interests	7,812	(11,993)	N/M	2.6	(3.4)

Net income applicable to Piper Sandler Companies	$25,634	$36,651	(30.1)%	8.6%	10.5%
N/M – Not meaningful

For the three months ended March 31, 2023, we recorded net income applicable to Piper Sandler Companies of $25.6 million. Net revenues for the three months ended March 31, 2023 were $297.9 million, a 15.0 percent decrease compared with $350.6 million in the year-ago period. In the first quarter of 2023, investment banking revenues were $184.4 million, down 28.4 percent compared to $257.5 million in the prior-year period, primarily resulting from a decrease in advisory services revenues, as well as lower municipal financing revenue, offset in part by higher corporate financing revenue. For the three months ended March 31, 2023, institutional brokerage revenues were $96.3 million, down 7.9 percent compared with $104.6 million in the first quarter of 2022, as lower fixed income services revenues were partially offset by higher equity brokerage revenues. For the three months ended March 31, 2023, net interest income was $6.1 million, compared to $1.7 million in the prior-year period, resulting from an increase in interest income on our cash and long inventory balances. In the first quarter of 2023, we recorded investment income of $11.1 million, compared to an investment loss of $13.1 million in the first quarter of 2022. In the current quarter, we recorded gains on our investments and the noncontrolling interests in the alternative asset management funds that we manage. Non-interest expenses were $272.1 million for the three months ended March 31, 2023, down 13.6 percent compared with $315.0 million in the prior-year period, primarily due to decreased compensation expenses resulting from lower revenues.

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

The following table summarizes our future acquisition-related compensation expense for restricted stock, restricted cash and forgivable loans with service conditions, as well as expense estimates related to revenue-based earnout arrangements:

(Amounts in thousands)
Remainder of 2023	$36,329
2024	41,863
2025	23,089
2026	15,201
2027	9,366
Total	$125,848

For the three months ended March 31, 2023, compensation and benefits expenses decreased 19.6 percent to $199.4 million, compared with $247.9 million in the corresponding period of 2022, due to lower revenues. Compensation and benefits expenses as a percentage of net revenues was 66.9 percent in the first quarter of 2023, compared to 70.7 percent in the first quarter of 2022. Excluding the impact of noncontrolling interests, our compensation ratio increased to 69.3 percent in the first quarter of 2023, compared with 68.8 percent in the first quarter of 2022 due to lower net revenues, partially offset by a decrease in acquisition-related compensation expenses.

Outside Services – Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees, fund expenses associated with our consolidated alternative asset management funds and other professional fees. Outside services expenses increased 8.5 percent to $12.1 million in the first quarter of 2023, compared with $11.2 million in the corresponding period of 2022, primarily due to higher legal fees.

Occupancy and Equipment – For the three months ended March 31, 2023, occupancy and equipment expenses increased 8.2 percent to $15.7 million, compared with $14.5 million in the corresponding period of 2022, primarily due to incremental occupancy costs related to our acquisition of DBO Partners, as well as increased expenses resulting from office space expansion in the second quarter of 2022.

Communications – Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third party market data information. For the three months ended March 31, 2023, communication expenses increased 15.2 percent to $14.3 million, compared with $12.4 million in the corresponding period of 2022, due to higher market data services expenses resulting mainly from incremental costs related to our 2022 acquisitions.

Marketing and Business Development – Marketing and business development expenses include travel and entertainment costs, advertising and third party marketing fees. For the three months ended March 31, 2023, marketing and business development expenses increased 16.5 percent to $10.1 million, compared with $8.6 million in the corresponding period of 2022. The increase was due to higher travel expenses and overall inflationary impact on costs.

Deal-Related Expenses – Deal-related expenses include costs we incurred over the course of a completed investment banking deal, which primarily consist of legal fees, offering expenses, and travel and entertainment costs. For the three months ended March 31, 2023, deal-related expenses were $6.0 million, compared with $5.5 million for the three months ended March 31, 2022. The amount of deal-related expenses is principally dependent on the level and mix of deal activity and may vary from period to period as the recognition of deal-related costs typically coincides with the closing of a transaction.

Trade Execution and Clearance – For the three months ended March 31, 2023, trade execution and clearance expenses increased 21.8 percent to $4.9 million, compared with $4.0 million in the corresponding period of 2022, resulting in part from the addition of Cornerstone Macro to our platform.

Restructuring and Integration Costs – For the three months ended March 31, 2022, we incurred acquisition-related restructuring and integration costs of $1.2 million. The expenses consisted of $0.8 million of transaction costs primarily related to our acquisitions of Cornerstone Macro and Stamford Partners, and $0.5 million of severance benefits.

Intangible Asset Amortization – Intangible asset amortization includes the amortization of definite-lived intangible assets consisting of customer relationships and internally developed software. For the three months ended March 31, 2023, intangible asset amortization was $4.9 million, compared to $2.9 million for the three months ended March 31, 2022. The increase was primarily due to higher intangible asset amortization expense associated with our acquisition of DBO Partners.

The following table summarizes the future aggregate amortization expense of our intangible assets with determinable lives:

(Amounts in thousands)
Remainder of 2023	$14,536
2024	9,445
2025	7,887
2026	7,253
2027	3,480
Thereafter	2,732
Total	$45,333

Other Operating Expenses – Other operating expenses primarily include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. Other operating expenses were $4.7 million in the first quarter of 2023, compared with $6.6 million in the corresponding period in 2022.

Income Taxes – For the three months ended March 31, 2023, our provision for income taxes was a benefit of $7.6 million, which included $14.1 million of tax benefits related to stock-based compensation awards vesting at values greater than the grant price and accrued forfeitable dividends paid on vested restricted stock related to acquisitions. Excluding the impact of these benefits and noncontrolling interests, our effective tax rate was 35.9 percent. The higher effective tax rate was driven by the impact of non-deductible expenses.

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

The following table sets forth the adjusted, non-GAAP financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP financial results for the periods presented:

	Three Months Ended March 31,
	2023				2022
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Amounts in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Advisory services	$140,664	$—	$—	$140,664	$210,899	$—	$—	$210,899
Corporate financing	26,805	—	—	26,805	19,186	—	—	19,186
Municipal financing	16,935	—	—	16,935	27,417	—	—	27,417
Total investment banking	184,404	—	—	184,404	257,502	—	—	257,502

Institutional brokerage
Equity brokerage	53,831	—	—	53,831	49,805	—	—	49,805
Fixed income services	42,482	—	—	42,482	54,757	—	—	54,757
Total institutional brokerage	96,313	—	—	96,313	104,562	—	—	104,562

Interest income	8,712	—	—	8,712	3,856	—	—	3,856
Investment income/(loss)	811	10,304	—	11,115	(3,551)	(9,523)	—	(13,074)

Total revenues	290,240	10,304	—	300,544	362,369	(9,523)	—	352,846

Interest expense	1,014	—	1,625	2,639	576	—	1,625	2,201

Net revenues	289,226	10,304	(1,625)	297,905	361,793	(9,523)	(1,625)	350,645

Total non-interest expenses	248,450	2,492	21,154	272,096	286,592	2,470	25,946	315,008

Pre-tax income	$40,776	$7,812	$(22,779)	$25,809	$75,201	$(11,993)	$(27,571)	$35,637

Pre-tax margin	14.1%			8.7%	20.8%			10.2%
(1)The following is a summary of the adjustments needed to reconcile our consolidated U.S. GAAP financial results to the adjusted, non-GAAP financial results:
Noncontrolling interests – The impacts of consolidating noncontrolling interests in our alternative asset management funds are not included in our adjusted financial results.
Other adjustments – The following items are not included in our adjusted financial results:

	Three Months Ended March 31,
(Amounts in thousands)	2023	2022
Interest expense on long-term financing	$1,625	$1,625

Compensation from acquisition-related agreements	16,250	21,778
Acquisition-related restructuring and integration costs	—	1,247
Amortization of intangible assets related to acquisitions	4,904	2,921
	21,154	25,946

Total other adjustments	$22,779	$27,571

Net revenues on a U.S. GAAP basis were $297.9 million for the three months ended March 31, 2023, compared with $350.6 million in the prior-year period. For the three months ended March 31, 2023, adjusted net revenues were $289.2 million, compared with $361.8 million in the first quarter of 2022. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise.

The following table provides supplemental business information:

	Three Months Ended
	March 31,
	2023	2022
Advisory services
Completed M&A and restructuring transactions	55	54
Completed capital advisory transactions	14	27
Total completed advisory transactions	69	81

Corporate financings
Total equity transactions priced	19	4
Book run equity transactions priced	14	2
Total debt and preferred transactions priced	4	11
Book run debt and preferred transactions priced	2	7

Municipal negotiated issues
Aggregate par value of issues priced (in billions)	$2.6	$3.2
Total issues priced	63	154

Equity brokerage
Number of shares traded (in billions)	2.8	2.8

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

In the first quarter of 2023, investment banking revenues decreased 28.4 percent to $184.4 million, compared with $257.5 million in the prior-year period. For the three months ended March 31, 2023, advisory services revenues were $140.7 million, down 33.3 percent compared to $210.9 million in the first quarter of 2022, due to fewer completed transactions and a lower average fee. The market environment across the investment banking industry continues to be impacted by macroeconomic uncertainty, which has prolonged transaction timelines and the conversion of our pipelines. During the first quarter of 2023, our activity was primarily in the financial services and healthcare sectors. For the three months ended March 31, 2023, corporate financing revenues were $26.8 million, up 39.7 percent compared with $19.2 million for the three months ended March 31, 2022, driven by more equity financings. Although our equity financings increased from the prior-year period, overall market activity remains below historic levels. Activity for us during the first quarter of 2023 was principally in the healthcare sector. Municipal financing revenues for the three months ended March 31, 2023 were $16.9 million, down 38.2 percent compared to $27.4 million in the prior-year period, driven by a decline in municipal negotiated issuances. Market conditions continue to remain challenging resulting from increased interest rates and volatility, combined with weakened investor demand, which reduced market issuances, particularly refinancing activity and high-yield issuances.

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

For the three months ended March 31, 2023, institutional brokerage revenues were $96.3 million, down 7.9 percent compared with $104.6 million in the prior-year period. Equity brokerage revenues were $53.8 million in the first quarter of 2023, up 8.1 percent compared with $49.8 million in the corresponding period of 2022, due to market share gains and the benefits of adding Cornerstone Macro to our platform. For the three months ended March 31, 2023, fixed income services revenues were $42.5 million, down 22.4 percent compared to $54.8 million in the prior-year period, driven by reduced client activity. The market conditions for fixed income were challenging during the quarter resulting from interest rate uncertainty and an increased focus on liquidity for depository institutions, which reduced demand for marketable securities.

Interest income represents amounts earned from holding long inventory positions and cash balances. For the three months ended March 31, 2023, interest income increased to $8.7 million, compared with $3.9 million for the three months ended March 31, 2022, reflecting higher interest rates on our cash and long inventory balances.

Investment income/(loss) includes realized and unrealized gains and losses on investments, including amounts attributable to noncontrolling interests, in our merchant banking and healthcare funds, as well as management and performance fees generated from those funds. For the three months ended March 31, 2023, we recorded investment income of $11.1 million, compared with an investment loss of $13.1 million in the corresponding period of 2022. In the first quarter of 2023, we recorded gains on our investments and the noncontrolling interests in the alternative asset management funds that we manage. Excluding the impact of noncontrolling interests, adjusted investment income was $0.8 million for the three months ended March 31, 2023, compared with an adjusted investment loss of $3.6 million for the three months ended March 31, 2022.

Interest expense represents amounts associated with financing, economically hedging and holding short inventory positions, including interest paid on our long-term financing arrangements, as well as commitment fees on our line of credit and revolving credit facility. For the three months ended March 31, 2023, interest expense increased to $2.6 million, compared with $2.2 million in the prior-year period, reflecting higher interest rates on short inventory balances.

Pre-tax margin for the three months ended March 31, 2023 decreased to 8.7 percent, compared to 10.2 percent for the corresponding period of 2022. Adjusted pre-tax margin for the three months ended March 31, 2023 decreased to 14.1 percent, compared with 20.8 percent for the corresponding period of 2022. In the current quarter, the decrease in pre-tax margin on both a U.S. GAAP and adjusted basis was driven by lower net revenues and higher non-compensation expenses.

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

We believe that of our significant accounting policies, the following are our critical accounting policies and estimates:

•Valuation of Financial Instruments
•Goodwill and Intangible Assets
•Stock-Based Compensation Plans
•Income Taxes

See the "Critical Accounting Policies and Estimates" section and Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 for further information on our critical accounting policies and estimates.

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

Our dividend policy is intended to return between 30 percent and 50 percent of our fiscal year adjusted net income to shareholders. Our board of directors determines the declaration and payment of dividends and is free to change our dividend policy at any time. Our board of directors declared the following dividends on shares of our common stock:

Declaration Date		Dividend Per Share	Record Date	Payment Date
Related to 2021:
February 10, 2022	(1)	$4.50	March 2, 2022	March 11, 2022
Related to 2022:
February 10, 2022		$0.60	March 2, 2022	March 11, 2022
April 29, 2022		$0.60	May 27, 2022	June 10, 2022
July 29, 2022		$0.60	August 26, 2022	September 9, 2022
October 28, 2022		$0.60	November 23, 2022	December 9, 2022
February 3, 2023	(1)	$1.25	March 3, 2023	March 17, 2023
Related to 2023:
February 3, 2023		$0.60	March 3, 2023	March 17, 2023
May 2, 2023		$0.60	May 26, 2023	June 9, 2023
(1)Represents a special cash dividend.

As part of our capital management strategy, we repurchase our common stock over time in order to offset the dilutive effect of our employee stock-based compensation awards and our grants of acquisition-related restricted stock, as well as to return capital to shareholders.

Effective May 6, 2022, our board of directors authorized the repurchase of up to $150.0 million in common shares through December 31, 2024. During the three months ended March 31, 2023, we did not repurchase shares of our common stock related to this authorization. At March 31, 2023, we had $138.2 million remaining under this authorization. Effective January 1, 2022, our board of directors authorized the repurchase of up to $150.0 million in common shares through December 31, 2023, and we repurchased the full amount of this authorization during 2022.

We also purchase shares of common stock from restricted stock award recipients upon the award vesting or as recipients sell shares to meet their employment tax obligations. During the first quarter of 2023, we purchased 426,031 shares of our common stock at an average price of $142.79 per share for an aggregate purchase price of $60.8 million for these purposes.

Leverage

The following table presents total assets, adjusted assets, total shareholders' equity and tangible common shareholders' equity with the resulting leverage ratios:

	March 31,	December 31,
(Dollars in thousands)	2023	2022
Total assets	$1,804,048	$2,181,557
Deduct: Goodwill and intangible assets	(432,493)	(436,788)
Deduct: Right-of-use lease asset	(82,894)	(87,730)
Deduct: Assets from noncontrolling interests	(208,853)	(201,541)
Adjusted assets	$1,079,808	$1,455,498

Total shareholders' equity	$1,239,563	$1,254,028
Deduct: Goodwill and intangible assets	(432,493)	(436,788)
Deduct: Noncontrolling interests	(202,719)	(199,955)
Tangible common shareholders' equity	$604,351	$617,285

Leverage ratio (1)	1.5	1.7

Adjusted leverage ratio (2)	1.8	2.4
(1)Leverage ratio equals total assets divided by total shareholders' equity.
(2)Adjusted leverage ratio equals adjusted assets divided by tangible common shareholders' equity.

Adjusted assets and tangible common shareholders' equity are non-GAAP financial measures. Goodwill and intangible assets are subtracted from total assets and total shareholders' equity in determining adjusted assets and tangible common shareholders' equity, respectively, as we believe that goodwill and intangible assets do not constitute operating assets that can be deployed in a liquid manner. The right-of-use lease asset is also subtracted from total assets in determining adjusted assets as it is not an operating asset that can be deployed in a liquid manner. Amounts attributed to noncontrolling interests are subtracted from total assets and total shareholders' equity in determining adjusted assets and tangible common shareholders' equity, respectively, as they represent assets and equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Sandler Companies. We view the resulting measure of adjusted leverage, also a non-GAAP financial measure, as a more relevant measure of financial risk when comparing financial services companies. Our adjusted leverage ratio decreased from December 31, 2022, due to a decline in cash and cash equivalents driven by the payment of annual incentive compensation in the first quarter of 2023.

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

Our day-to-day funding and liquidity is obtained primarily through the use of cash from our operating activities, as well as through the use of a clearing arrangement with Pershing LLC ("Pershing"), a clearing arrangement with bank financing, and a bank line of credit, which are typically collateralized by our securities inventory. These funding sources are critical to our ability to finance and hold inventory, which is a necessary part of our institutional brokerage business. The majority of our inventory is liquid and is therefore funded by short-term facilities or cash from our operating activities. Our committed line has been established to mitigate changes in the liquidity of our inventory based on changing market conditions, and is available to us regardless of changes in market liquidity conditions through the end of its term, although there may be limitations on the type of securities available to pledge. Our funding sources are also dependent on the types of inventory that our counterparties are willing to accept as collateral and the number of counterparties available. Funding is generally obtained at rates based upon the federal funds rate.

Pershing Clearing Arrangement – We have established an arrangement to obtain financing from Pershing related to the majority of our trading activities. Under our fully disclosed clearing agreement, all of our securities inventories with the exception of convertible securities, and all of our customer activities are held by or cleared through Pershing. Financing under this arrangement is secured primarily by securities, and collateral limitations could reduce the amount of funding available under this arrangement. Our clearing arrangement activities are recorded net from trading activity and reported within receivables from or payables to brokers, dealers and clearing organizations. The funding is at the discretion of Pershing (i.e., uncommitted) and could be denied without a notice period. Our fully disclosed clearing agreement includes a covenant requiring Piper Sandler & Co., our U.S. broker dealer subsidiary, to maintain excess net capital of $120 million. At March 31, 2023, we had $15.7 million of financing outstanding under this arrangement.

Clearing Arrangement with Bank Financing – We have established a financing arrangement with a U.S. branch of Canadian Imperial Bank of Commerce ("CIBC") related to our convertible securities inventories. Under this arrangement, our convertible securities inventories are cleared through a broker dealer affiliate of CIBC and held by CIBC. We generally economically hedge changes in the market value of our convertible securities inventories using the underlying common stock or the stock options of the underlying common stock. Financing under this arrangement is secured primarily by convertible securities and collateral limitations could reduce the amount of funding available. The funding is at the discretion of CIBC (i.e., uncommitted) and could be denied subject to a notice period. This arrangement is reported within receivables from or payables to brokers, dealers, and clearing organizations, net of trading activity. At March 31, 2023, we had $57.5 million of financing outstanding under this arrangement.

Committed Line – Our committed line is a one-year $80 million revolving secured credit facility. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, and the unpaid principal amount of all advances under the facility will be due on December 8, 2023. This credit facility has been in place since 2008 and we renewed the facility for another one-year term in the fourth quarter of 2022. At March 31, 2023, we had no advances against this line of credit.

Revolving Credit Facility – Our parent company, Piper Sandler Companies, has an unsecured $75 million revolving credit facility with U.S. Bank N.A. The credit agreement will terminate on December 19, 2025, unless otherwise terminated, and is subject to a one-year extension exercisable at our option. At March 31, 2023, there were no advances against this credit facility.

This credit facility includes customary events of default and covenants that, among other things, require Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, limit our leverage ratio, require maintenance of a minimum ratio of operating cash flow to fixed charges, and impose certain limitations on our ability to make acquisitions and make payments on our capital stock. At March 31, 2023, we were in compliance with all covenants.

The following table presents the average balances outstanding for our various funding sources by quarter for 2023 and 2022:

	Average Balance for the Three Months Ended
(Amounts in millions)	Mar. 31, 2023	Dec. 31, 2022	Sept. 30, 2022	June 30, 2022	Mar. 31, 2022
Funding source:
Pershing clearing arrangement	$8.5	$8.5	$38.8	$19.7	$3.8
Clearing arrangement with bank financing	55.2	62.3	69.0	83.3	110.3
Total	$63.7	$70.8	$107.8	$103.0	$114.1

The average funding in the first quarter of 2023 decreased to $63.7 million compared with $114.1 million during the first quarter of 2022, primarily due to lower average balances of convertible securities inventories.

The following table presents the maximum daily funding amount by quarter for 2023 and 2022:

(Amounts in millions)	2023	2022
First Quarter	$146.6	$366.3
Second Quarter		$409.5
Third Quarter		$996.5
Fourth Quarter		$246.2

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

The Class B Notes include customary events of default and covenants that, among other things, require Piper Sandler & Co. to maintain a minimum regulatory net capital, limit our leverage ratio and require maintenance of a minimum ratio of operating cash flow to fixed charges. At March 31, 2023, we were in compliance with all covenants.

Capital Requirements

As a registered broker dealer and member firm of the Financial Industry Regulatory Authority, Inc. ("FINRA"), Piper Sandler & Co. is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule which requires that we maintain minimum net capital of $1.0 million. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain approvals, notifications and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. At March 31, 2023, our net capital under the SEC's uniform net capital rule was $198.4 million, and exceeded the minimum net capital required under the SEC rule by $197.4 million.

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

At March 31, 2023, Piper Sandler Ltd., our broker dealer subsidiary registered in the U.K., was subject to, and was in compliance with, the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority pursuant to the Financial Services Act of 2012.

Piper Sandler Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At March 31, 2023, Piper Sandler Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Off-Balance Sheet Arrangements

In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes the notional contract value of our off-balance sheet arrangements for the periods presented:

	Expiration Per Period at December 31,						Total Contractual Amount
				2026	2028		March 31,	December 31,
(Amounts in thousands)	2023	2024	2025	- 2027	- 2029	Later	2023	2022
Customer matched-book derivative contracts (1) (2)	$—	$12,180	$—	$15,054	$114,912	$1,208,176	$1,350,322	$1,354,881
Trading securities derivative contracts (2)	93,400	25,000	—	—	—	5,000	123,400	134,750
Equity option derivative contracts (2)	2,836	—	—	—	—	—	2,836	—
Investment commitments (3)	—	—	—	—	—	—	99,407	96,280
(1)Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with one major financial institution, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $153.8 million at March 31, 2023) who are not required to post collateral. The uncollateralized amounts, representing the fair value of the derivative contracts, expose us to the credit risk of these counterparties. At March 31, 2023, we had $11.6 million of credit exposure with these counterparties, including $7.2 million of credit exposure with one counterparty.
(2)We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At March 31, 2023 and December 31, 2022, the net fair value of these derivative contracts approximated $11.9 million and $7.8 million, respectively.
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

Investment Commitments

We have investments, including those made as part of our alternative asset management activities, in limited partnerships or limited liability companies that make direct or indirect equity or debt investments in companies. We commit capital and/or act as the managing partner of these entities. We have committed capital of $99.4 million to certain entities and these commitments generally have no specified call dates.

Replacement of Interbank Offered Rates ("IBORs"), including the London Interbank Offered Rate ("LIBOR")

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

Our limited number of contractual agreements, which use the remaining USD LIBOR tenors, are primarily within our customer matched-book derivatives portfolio. Substantially all of these instruments mature after June 30, 2023 and use interest rates based on LIBOR. The International Swaps and Derivatives Association ("ISDA") created the IBOR Fallback Protocol to facilitate amending references to benchmark interest rates in derivative contracts governed by Master ISDA Agreements. If a benchmark interest rate is no longer published, it will "fall back" to a new benchmark interest rate in those contracts where both counterparties have agreed to adhere to the protocol. The majority of our clients have adhered to the protocol and we continue to work with our remaining clients to ensure adherence. However, if any of our clients do not adhere to the protocol, we will exit the relationship. As a result, we do not expect the transition from the remaining USD LIBOR tenors to a replacement rate to have a significant impact on our operations.

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

We estimate that a parallel 50 basis point adverse change in the market would result in a decrease of approximately $0.4 million in the carrying value of our fixed income securities inventory as of March 31, 2023, including the effect of the hedging transactions.

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

A key tenet of our risk management procedures related to credit risk is the daily monitoring of the credit quality of our long fixed income securities inventory. These rating trends and the credit quality mix are regularly reviewed with the executive financial risk committee. The following table summarizes the credit rating for our long corporate fixed income, municipal (taxable and tax-exempt), and U.S. government and agency securities as a percentage of the total of these asset classes as of March 31, 2023:

	AAA	AA	A	BBB	BB	Not Rated
Corporate fixed income securities	—%	—%	0.6%	0.1%	—%	—%
Municipal securities - taxable and tax-exempt	11.2%	49.2%	14.8%	2.4%	—%	5.2%
U.S. government and agency securities	—%	16.4%	—%	—%	—%	0.1%
	11.2%	65.6%	15.4%	2.5%	—%	5.3%

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

We have concentrated counterparty credit exposure with four non-publicly rated entities totaling $11.6 million at March 31, 2023. This counterparty credit exposure is part of our matched-book derivative program related to our public finance business, consisting primarily of interest rate swaps. One derivative counterparty represented 61.9 percent, or $7.2 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

Legal and Regulatory Risk

Legal and regulatory risk includes the risk of non-compliance with applicable legal and regulatory requirements and loss to our reputation we may suffer as a result of failure to comply with laws, regulations, rules, related self-regulatory organization standards and codes of conduct applicable to our business activities. We are generally subject to extensive regulation in the various jurisdictions in which we conduct our business. We have established procedures that are designed to ensure compliance with applicable statutory and regulatory requirements, such as public company reporting obligations, regulatory net capital requirements, sales and trading practices, potential conflicts of interest, anti-money laundering, privacy, and financial and electronic recordkeeping. We have also established procedures that are designed to require that our policies relating to ethics and business conduct are followed. The legal and regulatory focus on the financial services industry presents a continuing business challenge for us.

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

During the first quarter of our fiscal year ending December 31, 2023, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

The discussion of our legal proceedings contained in Note 11 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.    RISK FACTORS.

The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

There have been no material changes to the risk factors disclosed under Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below sets forth the information with respect to purchases made by or on behalf of Piper Sandler Companies or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the quarter ended March 31, 2023.

			Total Number of Shares	Approximate Dollar
			Purchased as Part of	Value of Shares Yet to be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs (1)
Month #1
(January 1, 2023 to January 31, 2023)	86,758	$140.39	—	$138	million
Month #2
(February 1, 2023 to February 28, 2023)	169,336	$153.34	—	$138	million
Month #3
(March 1, 2023 to March 31, 2023)	169,937	$133.49	—	$138	million
Total	426,031	$142.79	—	$138	million

(1)	Effective May 6, 2022, our board of directors authorized the repurchase of up to $150.0 million of common stock through December 31, 2024.

ITEM 6.    EXHIBITS.

Exhibit Index
Exhibit		Method
Number	Description	of Filing

3.1	Amended and Restated Certificate of Incorporation.	(1)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	(2)
3.3	Amended and Restated Bylaws (as of February 9, 2023).	(3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer.	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith
32.1	Section 1350 Certifications.	Furnished herewith
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.
		Filed herewith
104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL and included in Exhibit 101.	Filed herewith
_______________________
(1)Filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2007, filed with the SEC on August 3, 2007, and incorporated herein by reference.
(2)Filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on January 6, 2020, and incorporated herein by reference.
(3)Filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on February 10, 2023, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIPER SANDLER COMPANIES

Date:	May 4, 2023	By	/s/ Chad R. Abraham
		Name	Chad R. Abraham
		Its	Chairman and Chief Executive Officer

Date:	May 4, 2023	By	/s/ Timothy L. Carter
		Name	Timothy L. Carter
		Its	Chief Financial Officer