Form 10-Q
period 2023-06-30
PIPER SANDLER COMPANIES
filed 2023-08-02
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
Yes  ☐ No  ☑

As of July 27, 2023, the registrant had 17,749,427 shares of Common Stock outstanding.

Piper Sandler Companies

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

Piper Sandler Companies
Consolidated Statements of Financial Condition

	June 30,	December 31,
	2023	2022
(Amounts in thousands, except share data)	(Unaudited)
Assets
Cash and cash equivalents	$67,220	$365,624
Receivables from brokers, dealers and clearing organizations	213,499	300,463

Financial instruments and other inventory positions owned	314,606	282,501
Financial instruments and other inventory positions owned and pledged as collateral	132,379	57,478
Total financial instruments and other inventory positions owned	446,985	339,979

Fixed assets (net of accumulated depreciation and amortization of $84,359 and $75,759, respectively)	64,362	68,220
Goodwill	301,760	301,151
Intangible assets (net of accumulated amortization of $140,855 and $131,047, respectively)	125,829	135,637
Investments (including noncontrolling interests of $229,341 and $200,687, respectively)	317,256	285,726
Net deferred income tax assets	201,216	191,002
Right-of-use lease asset	75,954	87,730
Other assets	126,263	106,025
Total assets	$1,940,344	$2,181,557

Liabilities and Shareholders' Equity
Long-term financing	$125,000	$125,000
Payables to brokers, dealers and clearing organizations	1,272	4,622
Financial instruments and other inventory positions sold, but not yet purchased	138,948	60,836
Accrued compensation	234,289	565,738
Accrued lease liability	100,959	109,771
Other liabilities and accrued expenses	81,405	61,562
Total liabilities	681,873	927,529

Shareholders' equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at June 30, 2023 and December 31, 2022;
Shares issued: 19,550,835 at June 30, 2023 and 19,544,507 at December 31, 2022;
Shares outstanding: 15,078,165 at June 30, 2023 and 13,673,064 at December 31, 2022	195	195
Additional paid-in capital	977,483	1,044,719
Retained earnings	418,767	453,311
Less common stock held in treasury, at cost: 4,472,670 shares at June 30, 2023 and 5,871,443 shares at December 31, 2022	(362,928)	(441,653)
Accumulated other comprehensive loss	(765)	(2,499)
Total common shareholders' equity	1,032,752	1,054,073

Noncontrolling interests	225,719	199,955
Total shareholders' equity	1,258,471	1,254,028

Total liabilities and shareholders' equity	$1,940,344	$2,181,557
See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2023	2022	2023	2022
Revenues:
Investment banking	$183,967	$234,132	$368,371	$491,634
Institutional brokerage	87,838	104,942	184,151	209,504
Interest income	3,729	4,536	12,441	8,392
Investment income/(loss)	15,797	10,936	26,912	(2,138)

Total revenues	291,331	354,546	591,875	707,392

Interest expense	2,605	2,355	5,244	4,556

Net revenues	288,726	352,191	586,631	702,836

Non-interest expenses:
Compensation and benefits	189,204	239,917	388,598	487,816
Outside services	13,456	14,429	25,582	25,605
Occupancy and equipment	16,020	15,562	31,748	30,098
Communications	13,047	13,215	27,358	25,640
Marketing and business development	10,930	12,238	20,982	20,870
Deal-related expenses	7,505	8,308	13,519	13,852
Trade execution and clearance	4,854	5,891	9,768	9,926
Restructuring and integration costs	3,903	1,609	3,903	2,856
Intangible asset amortization	4,904	3,393	9,808	6,314
Other operating expenses	10,522	469	15,175	7,062

Total non-interest expenses	274,345	315,031	546,441	630,039

Income before income tax expense/(benefit)	14,381	37,160	40,190	72,797

Income tax expense/(benefit)	(250)	9,385	(7,887)	20,364

Net income	14,631	27,775	48,077	52,433

Net income/(loss) applicable to noncontrolling interests	10,677	6,385	18,489	(5,608)

Net income applicable to Piper Sandler Companies	$3,954	$21,390	$29,588	$58,041

Earnings per common share
Basic	$0.26	$1.53	$2.00	$4.07
Diluted	$0.23	$1.26	$1.73	$3.39

Dividends declared per common share	$0.60	$0.60	$2.45	$5.70

Weighted average number of common shares outstanding
Basic	15,066	14,018	14,788	14,248
Diluted	17,084	16,920	17,134	17,106

See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2023	2022	2023	2022
Net income	$14,631	$27,775	$48,077	$52,433

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	779	(1,310)	1,734	(1,996)

Comprehensive income	15,410	26,465	49,811	50,437

Comprehensive income/(loss) applicable to noncontrolling interests	10,677	6,385	18,489	(5,608)

Comprehensive income applicable to Piper Sandler Companies	$4,733	$20,080	$31,322	$56,045

See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

						Accumulated	Total
	Common		Additional			Other	Common		Total
(Amounts in thousands,	Shares	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
except share amounts)	Outstanding	Stock	Capital	Earnings	Stock	Loss	Equity	Interests	Equity
Balance at December 31, 2022	13,673,064	$195	$1,044,719	$453,311	$(441,653)	$(2,499)	$1,054,073	$199,955	$1,254,028
Net income	—	—	—	25,634	—	—	25,634	7,812	33,446
Dividends	—	—	—	(50,861)	—	—	(50,861)	—	(50,861)
Amortization/issuance of restricted stock (1)	—	—	67,682	—	—	—	67,682	—	67,682
Issuance of treasury shares for restricted stock vestings	1,584,696	—	(121,284)	—	121,284	—	—	—	—
Repurchase of common stock from employees	(426,031)	—	—	—	(60,831)	—	(60,831)	—	(60,831)
Shares reserved/issued for director compensation	1,398	—	192	—	—	—	192	—	192
Other comprehensive income	—	—	—	—	—	955	955	—	955
Fund capital distributions, net	—	—	—	—	—	—	—	(5,048)	(5,048)
Balance at March 31, 2023	14,833,127	$195	$991,309	$428,084	$(381,200)	$(1,544)	$1,036,844	$202,719	$1,239,563
Net income	—	—	—	3,954	—	—	3,954	10,677	14,631
Dividends	—	—	—	(13,271)	—	—	(13,271)	—	(13,271)
Amortization/issuance of restricted stock (1)	—	—	6,693	—	—	—	6,693	—	6,693
Issuance of treasury shares for restricted stock vestings	261,531	—	(21,158)	—	21,158	—	—	—	—
Repurchase of common stock from employees	(21,423)	—	—	—	(2,886)	—	(2,886)	—	(2,886)
Shares reserved/issued for director compensation	4,930	—	639	—	—	—	639	—	639
Other comprehensive income	—	—	—	—	—	779	779	—	779
Fund capital contributions, net	—	—	—	—	—	—	—	12,323	12,323
Balance at June 30, 2023	15,078,165	$195	$977,483	$418,767	$(362,928)	$(765)	$1,032,752	$225,719	$1,258,471
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

See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(Amounts in thousands)	2023	2022
Operating Activities:
Net income	$48,077	$52,433
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of fixed assets	8,980	7,328
Deferred income taxes	(10,583)	(2,162)
Stock-based compensation	41,177	60,438
Amortization of intangible assets	9,808	6,314
Amortization of forgivable loans	5,399	4,148
Decrease/(increase) in operating assets:
Receivables from brokers, dealers and clearing organizations	86,964	50,855
Net financial instruments and other inventory positions owned	(28,894)	(79,639)
Investments	(31,530)	(14,972)
Other assets	(12,449)	(31,197)
Increase/(decrease) in operating liabilities:
Payables to brokers, dealers and clearing organizations	(3,350)	(2,830)
Accrued compensation	(298,361)	(493,653)
Other liabilities and accrued expenses	10,129	(7,338)

Net cash used in operating activities	(174,633)	(450,275)

Investing Activities:
Business acquisitions, net of cash acquired	—	(33,044)
Purchases of fixed assets, net	(4,698)	(14,357)

Net cash used in investing activities	(4,698)	(47,401)

Financing Activities:
Payment of cash dividend	(64,132)	(89,800)
Increase in noncontrolling interests	7,275	21,959
Repurchase of common stock	(63,717)	(164,194)

Net cash used in financing activities	(120,574)	(232,035)

Currency adjustment:
Effect of exchange rate changes on cash	1,501	(3,468)

Net decrease in cash and cash equivalents	(298,404)	(733,179)

Cash and cash equivalents at beginning of period	365,624	970,965

Cash and cash equivalents at end of period	$67,220	$237,786

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,124	$4,468
Income taxes	$20,206	$45,128
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

Transaction costs of $0.4 million were incurred for the three and six months ended June 30, 2022, and are included in restructuring and integration costs on the consolidated statements of operations.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Additional cash of up to $27.8 million may be earned if a net revenue target is achieved during the performance period from July 1, 2022 to December 31, 2023. Of the total amount, up to $6.0 million may be earned by Cornerstone Macro's equity owners with no service requirements. If earned, this amount will be paid by March 31, 2024. The Company recorded a $1.6 million liability as of the acquisition date for the fair value of this contingent consideration, which is included in the purchase price. Adjustments to this liability after the acquisition date are recorded as non-compensation expense on the consolidated statements of operations. As of June 30, 2023, the Company expects the maximum amount of $6.0 million will be earned and has accrued the full amount related to this additional cash payment. The remaining amount may be earned by the equity owners, whom are now employees of the Company, and certain employees in exchange for service requirements. As this amount compensates employees for future services, the value is not part of the purchase price. Amounts estimated to be payable, if any, will be recorded as compensation expense on the consolidated statements of operations over the requisite service period. If earned, amounts will be paid by June 30, 2025 and June 30, 2026. As of June 30, 2023, the Company has accrued $2.3 million related to this additional cash payment. The Company recorded $0.5 million and $0.3 million in compensation expense related to this additional cash payment for the six months ended June 30, 2023 and 2022, respectively.

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

	Three Months Ended	Six Months Ended
(Amounts in thousands)	June 30, 2022	June 30, 2022
Net revenues	$369,734	$767,318
Net income applicable to Piper Sandler Companies	20,348	64,288

Note 4 Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased

	June 30,	December 31,
(Amounts in thousands)	2023	2022
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$515	$1,490
Convertible securities	147,138	94,552
Fixed income securities	17,919	4,103
Municipal securities:
Taxable securities	26,529	28,389
Tax-exempt securities	168,569	151,465
Short-term securities	36,050	14,386
U.S. government agency securities	35,494	28,874
U.S. government securities	3,509	3,800
Derivative contracts	11,262	12,920
Total financial instruments and other inventory positions owned	$446,985	$339,979

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$82,151	$15,376
Fixed income securities	8,599	3,894
U.S. government securities	46,817	36,415
Derivative contracts	1,381	5,151
Total financial instruments and other inventory positions sold, but not yet purchased	$138,948	$60,836

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

At June 30, 2023 and December 31, 2022, financial instruments and other inventory positions owned in the amount of $132.4 million and $57.5 million, respectively, had been pledged as collateral for short-term financing arrangements.

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

	June 30, 2023			December 31, 2022
(Amounts in thousands)	Derivative	Derivative	Notional	Derivative	Derivative	Notional
Derivative Category	Assets (1)	Liabilities (2)	Amount	Assets (1)	Liabilities (2)	Amount
Interest rate
Customer matched-book	$49,952	$44,366	$1,365,558	$55,414	$49,838	$1,354,881
Trading securities	1,435	428	113,200	5,186	1,082	134,750
	$51,387	$44,794	$1,478,758	$60,600	$50,920	$1,489,631
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

		Three Months Ended		Six Months Ended
(Amounts in thousands)		June 30,		June 30,
Derivative Category	Operations Category	2023	2022	2023	2022
Interest rate derivative contract	Investment banking	$(182)	$(617)	$(10)	$(860)
Interest rate derivative contract	Institutional brokerage	3,932	2,478	(3,077)	11,683
Equity option derivative contract	Institutional brokerage	11	—	—	—
		$3,761	$1,861	$(3,087)	$10,823

Credit risk associated with the Company's derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company's derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company's financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The majority of the Company's derivative contracts are substantially collateralized by its counterparties, who are major financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of a derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of June 30, 2023, the Company had $8.5 million of uncollateralized credit exposure with these counterparties (notional contract amount of $152.5 million), including $5.9 million of uncollateralized credit exposure with one counterparty.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company's Level III financial instruments as of June 30, 2023:

	Valuation			Weighted
	Technique	Unobservable Input	Range	Average (1)
Assets
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	Discounted cash flow	Expected recovery rate (% of par) (3)	0 - 25%	13.4%
		Current yield (3)	10%	10%
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve in basis points ("bps") (3)	3 - 47 bps	29.7 bps
Investments at fair value:
Equity securities in private companies (2)	Market approach	Revenue multiple (3)	1 - 8 times	5.2 times
		EBITDA multiple (3)	11 - 18 times	15.0 times
		Market comparable valuation multiple (3)	1 - 2 times	1.5 times
	Discounted cash flow	Discount rate (4)	20 - 25%	21.2%

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve in bps (4)	10 - 42 bps	16.5 bps
(1)Unobservable inputs were weighted by the relative fair value of the financial instruments.
(2)As of June 30, 2023, the Company had $208.8 million of Level III investments at fair value, of which $75.3 million, or 36.1 percent, was valued based on a recent round of independent financing.
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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the valuation of the Company's financial instruments by pricing observability levels defined in FASB Accounting Standards Codification Topic 820, "Fair Value Measurement" ("ASC 820") as of June 30, 2023:

				Counterparty
				and Cash
				Collateral
(Amounts in thousands)	Level I	Level II	Level III	Netting (1)	Total
Assets
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$515	$—	$—	$—	$515
Convertible securities	—	147,138	—	—	147,138
Fixed income securities	—	17,919	—	—	17,919
Municipal securities:
Taxable securities	—	26,529	—	—	26,529
Tax-exempt securities	—	164,679	3,890	—	168,569
Short-term securities	—	36,050	—	—	36,050
U.S. government agency securities	—	35,494	—	—	35,494
U.S. government securities	3,509	—	—	—	3,509
Derivative contracts	—	50,060	1,327	(40,125)	11,262
Total financial instruments and other inventory positions owned	4,024	477,869	5,217	(40,125)	446,985

Cash equivalents	37,167	—	—	—	37,167

Investments at fair value (2)	97,066	—	208,837	—	305,903
Total assets	$138,257	$477,869	$214,054	$(40,125)	$790,055

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$82,151	$—	$—	$—	$82,151
Fixed income securities	—	8,599	—	—	8,599
U.S. government securities	46,817	—	—	—	46,817
Derivative contracts	—	44,064	730	(43,413)	1,381
Total financial instruments and other inventory positions sold, but not yet purchased	$128,968	$52,663	$730	$(43,413)	$138,948
(1)Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.
(2)Includes noncontrolling interests of $229.3 million attributable to unrelated third party ownership in consolidated alternative asset management funds.

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

The Company's Level III assets were $214.1 million (including noncontrolling interests of $162.9 million) and $200.5 million (including noncontrolling interests of $148.7 million), or 27.1 percent and 21.4 percent of financial instruments measured at fair value at June 30, 2023 and December 31, 2022, respectively. There were $14.7 million of transfers of financial assets out of Level III for the six months ended June 30, 2023, primarily due to unobservable inputs becoming observable. At June 30, 2023, the Company's Level I investments at fair value included $25.7 million of equity securities subject to contractual sale restrictions. The sale restrictions will expire in the third quarter of 2023.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following tables summarize the changes in fair value associated with Level III financial instruments held at the beginning or end of the periods presented:

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	March 31,			Transfers	Transfers	gains/	gains/	June 30,	June 30,
(Amounts in thousands)	2023	Purchases	Sales	in	out	(losses)	(losses)	2023	2023
Assets
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	$3,896	$—	$—	$—	$—	$—	$(6)	$3,890	$(6)
Derivative contracts	442	25	—	—	—	(25)	885	1,327	950
Total financial instruments and other inventory positions owned	4,338	25	—	—	—	(25)	879	5,217	944

Investments at fair value	201,443	6,188	—	—	—	—	1,206	208,837	1,206
Total assets	$205,781	$6,213	$—	$—	$—	$(25)	$2,085	$214,054	$2,150

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$3,777	$(2,429)	$—	$—	$—	$2,429	$(3,047)	$730	$21
Total financial instruments and other inventory positions sold, but not yet purchased	$3,777	$(2,429)	$—	$—	$—	$2,429	$(3,047)	$730	$21

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	March 31,			Transfers	Transfers	gains/	gains/	June 30,	June 30,
(Amounts in thousands)	2022	Purchases	Sales	in	out	(losses)	(losses)	2022	2022
Assets
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	$264	$—	$—	$—	$—	$—	$(5)	$259	$(5)
Derivative contracts	9,150	—	(2,525)	—	—	2,525	2,973	12,123	4,771
Total financial instruments and other inventory positions owned	9,414	—	(2,525)	—	—	2,525	2,968	12,382	4,766

Investments at fair value	134,795	28,600	—	—	—	172	5,449	169,016	5,621
Total assets	$144,209	$28,600	$(2,525)	$—	$—	$2,697	$8,417	$181,398	$10,387

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$1,120	$(570)	$—	$—	$—	$570	$495	$1,615	$1,065
Total financial instruments and other inventory positions sold, but not yet purchased	$1,120	$(570)	$—	$—	$—	$570	$495	$1,615	$1,065

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	June 30,	June 30,
(Amounts in thousands)	2022	Purchases	Sales	in	out	(losses)	(losses)	2023	2023
Assets
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	$3,887	$—	$—	$—	$—	$—	$3	$3,890	$3
Derivative contracts	4,756	25	(2,353)	—	—	2,328	(3,429)	1,327	1,108
Total financial instruments and other inventory positions owned	8,643	25	(2,353)	—	—	2,328	(3,426)	5,217	1,111

Investments at fair value	191,845	19,136	(6,747)	—	(14,691)	(728)	20,022	208,837	10,272
Total assets	$200,488	$19,161	$(9,100)	$—	$(14,691)	$1,600	$16,596	$214,054	$11,383

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$1,082	$(1,493)	$140	$—	$—	$1,353	$(352)	$730	$572
Total financial instruments and other inventory positions sold, but not yet purchased	$1,082	$(1,493)	$140	$—	$—	$1,353	$(352)	$730	$572

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	June 30,	June 30,
(Amounts in thousands)	2021	Purchases	Sales	in	out	(losses)	(losses)	2022	2022
Assets
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	$247	$—	$—	$—	$—	$—	$12	$259	$12
Derivative contracts	726	450	(2,525)	—	—	2,075	11,397	12,123	12,123
Total financial instruments and other inventory positions owned	973	450	(2,525)	—	—	2,075	11,409	12,382	12,135

Investments at fair value	142,286	39,673	(18,252)	—	(172)	12,936	(7,455)	169,016	5,419
Total assets	$143,259	$40,123	$(20,777)	$—	$(172)	$15,011	$3,954	$181,398	$17,554

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$1,898	$(570)	$680	$—	$—	$(110)	$(283)	$1,615	$1,615
Total financial instruments and other inventory positions sold, but not yet purchased	$1,898	$(570)	$680	$—	$—	$(110)	$(283)	$1,615	$1,615

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

Consolidated VIEs

The Company's consolidated VIEs at June 30, 2023 included certain alternative asset management funds in which the Company has an investment and, as the managing partner, is deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds.

The following table presents information about the carrying value of the assets and liabilities of the VIEs that are consolidated by the Company and included on the consolidated statements of financial condition at June 30, 2023. The assets can only be used to settle the liabilities of the respective VIE, and the creditors of the VIEs do not have recourse to the general credit of the Company. These VIEs have a combined $56.0 million of bank line financing available with interest rates based on the Secured Overnight Financing Rate ("SOFR") plus an applicable margin. The assets and liabilities are presented prior to consolidation, and thus a portion of these assets and liabilities is eliminated in consolidation.

Alternative Asset
(Amounts in thousands)	Management Funds
Assets
Investments	$288,967
Other assets	445
Total assets	$289,412

Liabilities
Other liabilities and accrued expenses	$4,870
Total liabilities	$4,870

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Nonconsolidated VIEs

The Company determined it is not the primary beneficiary of certain VIEs and, accordingly, does not consolidate them. These VIEs had net assets approximating $1.2 billion at June 30, 2023 and December 31, 2022. The Company's exposure to loss from these VIEs is $11.3 million, which is the carrying value of its capital contributions recorded in investments on the consolidated statements of financial condition at June 30, 2023. The Company had no liabilities related to these VIEs at June 30, 2023 and December 31, 2022. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of June 30, 2023.

Note 7 Receivables from and Payables to Brokers, Dealers and Clearing Organizations

	June 30,	December 31,
(Amounts in thousands)	2023	2022
Receivable from clearing organizations	$194,691	$285,957
Receivable from brokers and dealers	15,478	10,942
Other	3,330	3,564
Total receivables from brokers, dealers and clearing organizations	$213,499	$300,463

	June 30,	December 31,
(Amounts in thousands)	2023	2022
Payable to brokers and dealers	$1,272	$4,622
Total payables to brokers, dealers and clearing organizations	$1,272	$4,622

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

Note 8 Investments

The Company's investments include investments in private companies and partnerships.

	June 30,	December 31,
(Amounts in thousands)	2023	2022
Investments at fair value	$305,903	$273,892
Investments at cost	281	509
Investments accounted for under the equity method	11,072	11,325
Total investments	317,256	285,726

Less investments attributable to noncontrolling interests (1)	(229,341)	(200,687)
	$87,915	$85,039
(1)Noncontrolling interests are attributable to unrelated third party ownership in consolidated alternative asset management funds.

At June 30, 2023, investments carried on a cost basis had an estimated fair market value of $0.3 million. Because valuation estimates were based upon management's judgment, investments carried at cost would be categorized as Level III assets in the fair value hierarchy, if they were carried at fair value.

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

Note 9 Other Assets

	June 30,	December 31,
(Amounts in thousands)	2023	2022
Fee receivables	$51,699	$42,645
Forgivable loans, net	17,644	20,667
Prepaid expenses	14,489	18,664
Income tax receivables	16,235	—
Other (1)	26,196	24,049
Total other assets	$126,263	$106,025
(1)As of December 31, 2022, the Company had a $7.5 million financing receivable included in other assets. This balance was written off in the second quarter of 2023 as it was deemed uncollectible. The write-off is included in other operating expenses on the consolidated statements of operations.

Note 10 Short-Term Financing

The Company has an unsecured $75 million revolving credit facility with U.S. Bank N.A. The credit agreement will terminate on December 19, 2025, unless otherwise terminated, and is subject to a one-year extension exercisable at the option of the Company. This credit facility includes customary events of default and covenants that, among other things, require the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital of $120 million, limit the Company's leverage ratio, require maintenance of a minimum ratio of operating cash flow to fixed charges, and impose certain limitations on the Company's ability to make acquisitions and make payments on its capital stock. At June 30, 2023, there were no advances against this credit facility.

The Company's committed short-term bank line financing at June 30, 2023 consisted of a one-year $80 million committed revolving credit facility with U.S. Bank N.A., which has been renewed annually in the fourth quarter of each year since 2008. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital of $120 million, and the unpaid principal amount of all advances under this facility will be due on December 8, 2023. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis. At June 30, 2023, the Company had no advances against this line of credit.

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

The Company has established reserves for potential losses that are probable and reasonably estimable that may result from pending and potential legal actions, investigations and regulatory proceedings. Reasonably possible losses in excess of amounts accrued at June 30, 2023 are not material. In many cases, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount or range of any potential loss, particularly where proceedings may be in relatively early stages or where plaintiffs are seeking substantial or indeterminate damages. Matters frequently need to be more developed before a loss or range of loss can reasonably be estimated.

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

The SEC is conducting an investigation of the Company regarding compliance with recordkeeping requirements for business-related communications sent over unapproved electronic messaging channels. The SEC has brought several recent enforcement actions relating to recordkeeping practices, and it is currently conducting numerous similar investigations of other registered broker dealers and registered investment advisors. The Company is cooperating with the investigation. No loss contingency has been reflected in the Company's consolidated financial statements at this time. Management is currently unable to estimate a range of reasonably possible loss related to this investigation.

Note 12 Restructuring and Integration Costs

The Company incurred the following restructuring and integration costs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2023	2022	2023	2022
Vacated leased office space	$896	$—	$896	$—
Severance, benefits and outplacement	2,937	137	2,937	588
Total restructuring costs	3,833	137	3,833	588

Integration costs	70	1,472	70	2,268

Total restructuring and integration costs	$3,903	$1,609	$3,903	$2,856

Note 13 Shareholders' Equity

Dividends

The Company's current dividend policy is intended to return a metric based on fiscal year net income to its shareholders. The Company's board of directors determines the declaration and payment of dividends and is free to change the Company's dividend policy at any time.

During the six months ended June 30, 2023, the Company declared and paid quarterly cash dividends on its common stock, aggregating $1.20 per share, and a special cash dividend on its common stock of $1.25 per share. The special cash dividend relates to the Company's fiscal year 2022 results. Total dividends paid, including accrued forfeitable dividends paid on restricted stock vestings, were $64.1 million for the six months ended June 30, 2023.

On July 28, 2023, the board of directors declared a quarterly cash dividend on its common stock of $0.60 per share to be paid on September 8, 2023, to shareholders of record as of the close of business on August 25, 2023.

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

The following table summarizes the repurchase programs authorized by the Company's board of directors:

Effective Date	Authorized Amount	Expiration Date	Remaining Authorization at June 30, 2023
May 6, 2022	$150.0 million	December 31, 2024	$138.2 million
January 1, 2022	$150.0 million	December 31, 2023	$—

The following table summarizes the Company's repurchase activity:

	Six Months Ended
	June 30,
	2023	2022
Shares repurchased pursuant to repurchase authorizations
Common shares repurchased	—	1,068,387
Aggregate purchase price (in millions)	$—	$142.9
Average price per share	$—	$133.79

Shares repurchased from employees related to employment tax obligations
Common shares repurchased	447,454	139,073
Aggregate purchase price (in millions)	$63.7	$21.3
Average price per share	$142.40	$152.86

Issuance of Shares

The Company issues common shares out of treasury stock as a result of employee restricted share vesting and exercise transactions as discussed in Note 14. During the six months ended June 30, 2023 and 2022, the Company issued 1,846,227 shares and 864,875 shares, respectively, related to these obligations.

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

Ownership interests in entities held by parties other than the Company's common shareholders are presented as noncontrolling interests within shareholders' equity, separate from the Company's own equity. Revenues, expenses and net income or loss are reported on the consolidated statements of operations on a consolidated basis, which includes amounts attributable to both the Company's common shareholders and noncontrolling interests. Net income or loss is then allocated between the Company and noncontrolling interests based upon their relative ownership interests. Net income applicable to noncontrolling interests is deducted from consolidated net income to determine net income applicable to the Company. There was no other comprehensive income or loss attributed to noncontrolling interests for the six months ended June 30, 2023 and 2022.

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

The following table provides a summary of the Company's outstanding equity awards (in shares or units) as of June 30, 2023:

Restricted stock related to compensation plans
Annual grants	744,764
Sign-on grants	108,926
Inducement grants	63,797

2019 Inducement Plan	47,353

2020 Inducement Plan	564,792

2022 Inducement Plan	161,030

Total restricted stock related to compensation plans	1,690,662

Restricted stock related to acquisitions (1)	1,044,452

Total restricted stock	2,735,114

Restricted stock units	181,193

Stock options	156,667
(1)Includes restricted stock with service conditions issued in conjunction with all acquisitions since January 1, 2020. See Note 3 for further discussion.

Incentive Plan

The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company's employees and directors for up to 10.9 million shares of common stock (1.9 million shares remained available for future issuance under the Incentive Plan as of June 30, 2023). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant's death, and at the discretion of the compensation committee of the Company's board of directors.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The fair value of the performance condition portion of the award was based on the closing price of the Company's common stock on the grant date. If the Company determines that it is probable that the performance condition will be achieved, compensation expense is amortized on a straight-line basis over the 36-month performance period. The Company reevaluates achievement of the performance condition by grant year each reporting period with changes in estimated outcomes accounted for using a cumulative effect adjustment to compensation expense. Compensation expense will be recognized only if the performance condition is met. Employees forfeit unvested restricted stock units upon termination of employment with a corresponding reversal of compensation expense. As of June 30, 2023, the expected payout leverage for the performance condition portion of the award by grant year is as follows:

Expected Payout
Grant Year	Leverage
2023	35%
2022	—%
2021	75%

The market condition must be met for the market condition portion of the award to vest. Compensation expense will be recognized regardless if the market condition is satisfied, and is amortized on a straight-line basis over the 36-month requisite service period (or earlier if age and service conditions are met, as described below). Employees forfeit unvested restricted stock units upon termination of employment with a corresponding reversal of compensation expense. The fair value of the market condition portion of the award was determined on the grant date using a Monte Carlo simulation with the following assumptions:

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

Stock-Based Compensation Activity

The following table summarizes the Company's stock-based compensation activity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in millions)	2023	2022	2023	2022
Stock-based compensation expense	$12.8	$27.6	$40.1	$59.3
Forfeitures	0.2	0.3	0.8	0.3
Tax benefit related to stock-based compensation expense	3.0	3.7	8.1	7.1

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the changes in the Company's unvested restricted stock:

	Unvested	Weighted Average
	Restricted Stock	Grant Date
	(in Shares)	Fair Value
December 31, 2022	4,219,826	$92.43
Granted	300,749	154.10
Vested	(1,766,180)	84.19
Canceled	(19,281)	150.30
June 30, 2023	2,735,114	$104.13

The following table summarizes the changes in the Company's unvested restricted stock units:

	Unvested	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
December 31, 2022	188,328	$115.16
Granted	48,931	177.75
Vested	(56,066)	86.01
Canceled	—	—
June 30, 2023	181,193	$141.08
As of June 30, 2023, there was $112.4 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 3.1 years.

The following table summarizes the changes in the Company's outstanding stock options:

			Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
December 31, 2022	81,667	$99.00	5.1	$2,547,194
Granted	75,000	170.76
Exercised	—	—
Canceled	—	—
Expired	—	—
June 30, 2023	156,667	$133.35	7.0	$2,471,243

Options exercisable at June 30, 2023	81,667	$99.00	4.6	$2,471,243

As of June 30, 2023, there was $3.2 million of unrecognized compensation cost related to stock options expected to be recognized over a weighted average period of 4.6 years.

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

Nonqualified Deferred Compensation Plan

The nonqualified deferred compensation plan is an unfunded plan which allows certain highly compensated employees, at their election, to defer a portion of their compensation. This plan was closed to future deferral elections by participants for performance periods beginning after December 31, 2017. The amounts deferred under this plan are held in a grantor trust. The Company invests, as a principal, in investments to economically hedge its obligation under the nonqualified deferred compensation plan. The investments in the grantor trust consist of mutual funds which are categorized as Level I in the fair value hierarchy. These investments totaled $16.4 million and $15.9 million as of June 30, 2023 and December 31, 2022, respectively, and are included in investments on the consolidated statements of financial condition. A corresponding deferred compensation liability is included in accrued compensation on the consolidated statements of financial condition. The compensation deferred by the employees was expensed in the period earned. Changes in the fair value of the investments made by the Company are reported in investment income and changes in the corresponding deferred compensation liability are reflected as compensation and benefits expense on the consolidated statements of operations.

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

If earned, the amount related to the acquisition of Valence (the "Valence Earnout") will be paid in the third quarter of 2023. As of June 30, 2023, the Company has accrued $9.5 million related to this additional cash payment. The Company recorded $0.3 million and $1.6 million in compensation expense related to the Valence Earnout for the three months ended June 30, 2023 and 2022, respectively, and $1.7 million and $3.1 million for the six months ended June 30, 2023 and 2022, respectively.

If earned, the amount related to the acquisition of TRS (the "TRS Earnout") will be paid by April 3, 2024. As of June 30, 2023, the Company expects the maximum amount of $7.0 million will be earned and has accrued $5.4 million related to this additional cash payment. The Company recorded $0.6 million in compensation expense related to the TRS Earnout for the three months ended June 30, 2023 and 2022, and $1.1 million for the six months ended June 30, 2023 and 2022.

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

The computation of EPS is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2023	2022	2023	2022
Net income applicable to Piper Sandler Companies	$3,954	$21,390	$29,588	$58,041

Shares for basic and diluted calculations:
Average shares used in basic computation	15,066	14,018	14,788	14,248
Stock options	20	12	23	18
Restricted stock units	140	208	149	204
Restricted shares	1,857	2,682	2,175	2,636
Average shares used in diluted computation	17,084	16,920	17,134	17,106

Earnings per common share:
Basic	$0.26	$1.53	$2.00	$4.07
Diluted	$0.23	$1.26	$1.73	$3.39

The anti-dilutive effects from stock options and restricted shares were immaterial for the three and six months ended June 30, 2023 and 2022.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)
Note 16 Revenues and Business Information

The Company's activities as an investment bank and institutional securities firm constitute a single business segment. The substantial majority of the Company's net revenues and long-lived assets are located in the U.S.

Reportable financial results are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2023	2022	2023	2022
Investment banking
Advisory services	$129,775	$169,660	$270,439	$380,559
Corporate financing	36,923	29,237	63,728	48,423
Municipal financing	17,269	35,235	34,204	62,652
Total investment banking	183,967	234,132	368,371	491,634

Institutional brokerage
Equity brokerage	50,435	51,375	104,266	101,180
Fixed income services	37,403	53,567	79,885	108,324
Total institutional brokerage	87,838	104,942	184,151	209,504

Interest income	3,729	4,536	12,441	8,392
Investment income/(loss)	15,797	10,936	26,912	(2,138)

Total revenues	291,331	354,546	591,875	707,392

Interest expense	2,605	2,355	5,244	4,556

Net revenues	288,726	352,191	586,631	702,836

Non-interest expenses	274,345	315,031	546,441	630,039

Pre-tax income	$14,381	$37,160	$40,190	$72,797

Pre-tax margin	5.0%	10.6%	6.9%	10.4%

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

At June 30, 2023, net capital calculated under the SEC rule was $182.6 million, and exceeded the minimum net capital required under the SEC rule by $181.6 million.

The Company's committed short-term credit facility, revolving credit facility and its Class B senior notes include covenants requiring Piper Sandler to maintain a minimum regulatory net capital of $120 million. The Company's fully disclosed clearing agreement with Pershing includes a covenant requiring Piper Sandler to maintain excess net capital of $120 million.

Piper Sandler Ltd., a broker dealer subsidiary registered in the United Kingdom, is subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority. As of June 30, 2023, Piper Sandler Ltd. was in compliance with the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority.

Piper Sandler Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At June 30, 2023, Piper Sandler Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes and exhibits included elsewhere in this Quarterly Report on Form 10-Q. Certain statements in this Quarterly Report on Form 10-Q may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements include, among other things, statements other than historical information or statements of current conditions and may relate to our future plans and objectives and results, and also may include our belief regarding the effect of various legal proceedings, as set forth under "Legal Proceedings" in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2022, as updated in our subsequent reports filed with the Securities and Exchange Commission ("SEC"), and under "Legal Proceedings" in Part II, Item 1 of this Quarterly Report on Form 10-Q. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under "External Factors Impacting Our Business" as well as the factors identified under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, as updated in our subsequent reports filed with the SEC, and under "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.

Explanation of Non-GAAP Financial Measures

We have included financial measures that are not prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). These non-GAAP financial measures include adjustments to exclude (1) revenues and expenses related to noncontrolling interests, (2) interest expense on long-term financing from net revenues, (3) amortization of intangible assets related to acquisitions, (4) compensation expenses from acquisition-related agreements, (5) restructuring and integration costs related to acquisitions and/or headcount reductions and (6) the income tax expense allocated to the adjustments. The adjusted weighted average diluted shares outstanding used in the calculation of non-GAAP earnings per diluted common share contains an adjustment to include the common shares for unvested restricted stock awards with service conditions granted pursuant to all acquisitions since January 1, 2020. These adjustments affect the following financial measures: net revenues, compensation expenses, non-compensation expenses, income tax expense/(benefit), net income applicable to Piper Sandler Companies, earnings per diluted common share, total non-interest expenses, pre-tax income and pre-tax margin. Management believes that presenting these results and measures on an adjusted basis in conjunction with the corresponding U.S. GAAP measures provides the most meaningful basis for comparison of our operating results across periods and enhances the overall understanding of our current financial performance by excluding certain items that may not be indicative of our core operating results. The non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of financial performance prepared in accordance with U.S. GAAP.

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

•On June 10, 2022, we completed the acquisition of Stamford Partners LLP, a specialist investment bank offering mergers and acquisitions advisory services to European food and beverage and related consumer sectors. The transaction expanded our presence in Europe.

•On February 4, 2022, we completed the acquisition of Cornerstone Macro Research LP, including its subsidiary, Cornerstone Macro LLC (collectively, "Cornerstone Macro"), a research firm focused on providing macro research and equity derivatives trading to institutional investors. The transaction added a macro research platform and increased the scale of our equity brokerage operations.

Financial Highlights

	Three Months Ended			Six Months Ended
(Amounts in thousands, except per share data)	June 30,	June 30,	2023	June 30,	June 30,	2023
	2023	2022	v2022	2023	2022	v2022
U.S. GAAP
Net revenues	$288,726	$352,191	(18.0)%	$586,631	$702,836	(16.5)%
Compensation and benefits	189,204	239,917	(21.1)	388,598	487,816	(20.3)
Non-compensation expenses	85,141	75,114	13.3	157,843	142,223	11.0
Income before income tax expense/(benefit)	14,381	37,160	(61.3)	40,190	72,797	(44.8)
Net income applicable to Piper Sandler Companies	3,954	21,390	(81.5)	29,588	58,041	(49.0)
Earnings per diluted common share	$0.23	$1.26	(81.7)	$1.73	$3.39	(49.0)

Ratios and margin
Compensation ratio	65.5%	68.1%		66.2%	69.4%
Non-compensation ratio	29.5%	21.3%		26.9%	20.2%
Pre-tax margin	5.0%	10.6%		6.9%	10.4%
Effective tax rate	(1.7)%	25.3%		(19.6)%	28.0%

Non-GAAP(1)
Adjusted net revenues	$277,370	$345,642	(19.8)%	$566,596	$707,435	(19.9)%
Adjusted compensation and benefits	176,964	216,787	(18.4)	360,108	442,908	(18.7)
Adjusted non-compensation expenses	74,030	68,323	8.4	139,336	128,794	8.2
Adjusted operating income	26,376	60,532	(56.4)	67,152	135,733	(50.5)
Adjusted net income applicable to Piper Sandler Companies	20,246	44,066	(54.1)	62,542	100,620	(37.8)
Adjusted earnings per diluted common share	$1.13	$2.47	(54.3)	$3.49	$5.59	(37.6)

Adjusted ratios and margin
Adjusted compensation ratio	63.8%	62.7%		63.6%	62.6%
Adjusted non-compensation ratio	26.7%	19.8%		24.6%	18.2%
Adjusted operating margin	9.5%	17.5%		11.9%	19.2%
Adjusted effective tax rate	18.2%	25.2%		2.1%	24.1%

See the "Results of Operations" section for additional information.

(1)Reconciliation of U.S. GAAP to adjusted non-GAAP financial information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2023	2022	2023	2022
Net revenues:
Net revenues – U.S. GAAP basis	$288,726	$352,191	$586,631	$702,836
Adjustments:
Revenue related to noncontrolling interests	(12,981)	(8,174)	(23,285)	1,349
Interest expense on long-term financing	1,625	1,625	3,250	3,250
Adjusted net revenues	$277,370	$345,642	$566,596	$707,435

Compensation and benefits:
Compensation and benefits – U.S. GAAP basis	$189,204	$239,917	$388,598	$487,816
Adjustment:
Compensation from acquisition-related agreements	(12,240)	(23,130)	(28,490)	(44,908)
Adjusted compensation and benefits	$176,964	$216,787	$360,108	$442,908

Non-compensation expenses:
Non-compensation expenses – U.S. GAAP basis	$85,141	$75,114	$157,843	$142,223
Adjustments:
Non-compensation expenses related to noncontrolling interests	(2,304)	(1,789)	(4,796)	(4,259)
Restructuring and integration costs	(3,903)	(1,609)	(3,903)	(2,856)
Amortization of intangible assets related to acquisitions	(4,904)	(3,393)	(9,808)	(6,314)
Adjusted non-compensation expenses	$74,030	$68,323	$139,336	$128,794

Income before income tax expense/(benefit):
Income before income tax expense/(benefit) – U.S. GAAP basis	$14,381	$37,160	$40,190	$72,797
Adjustments:
Revenue related to noncontrolling interests	(12,981)	(8,174)	(23,285)	1,349
Interest expense on long-term financing	1,625	1,625	3,250	3,250
Non-compensation expenses related to noncontrolling interests	2,304	1,789	4,796	4,259
Compensation from acquisition-related agreements	12,240	23,130	28,490	44,908
Restructuring and integration costs	3,903	1,609	3,903	2,856
Amortization of intangible assets related to acquisitions	4,904	3,393	9,808	6,314
Adjusted operating income	$26,376	$60,532	$67,152	$135,733
Interest expense on long-term financing	(1,625)	(1,625)	(3,250)	(3,250)
Adjusted income before adjusted income tax expense	$24,751	$58,907	$63,902	$132,483

Income tax expense/(benefit):
Income tax expense/(benefit) – U.S. GAAP basis	$(250)	$9,385	$(7,887)	$20,364
Tax effect of adjustments:
Compensation from acquisition-related agreements	2,483	4,470	5,710	9,504
Restructuring and integration costs	1,007	176	1,007	443
Amortization of intangible assets related to acquisitions	1,265	810	2,530	1,552
Adjusted income tax expense	$4,505	$14,841	$1,360	$31,863

Net income applicable to Piper Sandler Companies:
Net income applicable to Piper Sandler Companies – U.S. GAAP basis	$3,954	$21,390	$29,588	$58,041
Adjustments:
Compensation from acquisition-related agreements	9,757	18,660	22,780	35,404
Restructuring and integration costs	2,896	1,433	2,896	2,413
Amortization of intangible assets related to acquisitions	3,639	2,583	7,278	4,762
Adjusted net income applicable to Piper Sandler Companies	$20,246	$44,066	$62,542	$100,620

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2023	2022	2023	2022
Earnings per diluted common share:
Earnings per diluted common share – U.S. GAAP basis	$0.23	$1.26	$1.73	$3.39
Adjustment for inclusion of unvested acquisition-related stock	(0.05)	(0.14)	(0.16)	(0.29)
	$0.18	$1.12	$1.57	$3.10
Adjustments:
Compensation from acquisition-related agreements	0.57	1.11	1.33	2.07
Restructuring and integration costs	0.17	0.08	0.17	0.14
Amortization of intangible assets related to acquisitions	0.21	0.16	0.42	0.28
Adjusted earnings per diluted common share	$1.13	$2.47	$3.49	$5.59

Weighted average diluted common shares outstanding:
Weighted average diluted common shares outstanding – U.S. GAAP basis	17,084	16,920	17,134	17,106
Adjustment:
Unvested acquisition-related restricted stock with service conditions	808	937	811	886
Adjusted weighted average diluted common shares outstanding	17,892	17,857	17,945	17,992

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

Outlook for the Remainder of 2023

We believe U.S. monetary policy will remain a critical factor impacting the economy and financial markets throughout the remainder of the year. The U.S. Federal Reserve further increased its short-term benchmark interest rate in the second quarter of 2023 and is expected to increase and hold rates higher for the remainder of the year as it continues its tightening measures. Higher interest rates and persistent inflation combined with labor shortages, capital and liquidity concerns in the commercial banking sector, tightened commercial bank lending standards, supply and demand imbalances and geopolitical tensions, including the war in Ukraine, continue to strain the economy. While these factors continue to contribute to muted activity in the financial markets, lower business confidence and economic uncertainty, client activity has started to show modest improvements within advisory services and corporate financing.

We experienced a lower level of advisory services activity, particularly with our depository clients, in the second quarter of 2023, reflective of the ongoing challenging market conditions. We expect the reduction in depository institution activity to continue for the remainder of the year as a result of current company and portfolio valuations, a lack of clarity around credit quality and an uncertain regulatory capital framework. However, we expect to benefit from the longer-term outlook for depository institution consolidation and an increase in capital markets activity. Our overall outlook for advisory services has improved as we have a number of larger announced deals expected to close in the second half of the year, as well as a strong pipeline of deals that have started the sale process. We expect our advisory services revenue for the second half of 2023 to be better than the first half of the year.
Equity financing market activity continued to improve in the second quarter of 2023 with lower volatility levels and an increase in investor demand for new issuances. However, market activity continues to remain below historical levels. We anticipate our capital markets activity will continue to build as we progress through the remainder of the year as clients require access to capital in order to execute on their strategic plans.

The equity markets experienced lower volatility and moderated volumes during the second quarter of 2023, which we believe will continue in the near-term. We expect our equity brokerage revenues in the second half of 2023 to be largely consistent with the first half of the year.

Market conditions for our fixed income services business continued to be challenging in the second quarter of 2023 driven by a steeper inverted yield curve and uncertainty in expectations regarding the terminal level of interest rates. The current market dynamics resulted in lower client activity, particularly among our depository clients as banking institutions continue to focus on building liquidity and evaluating their capital and funding position. While we expect our near-term outlook to remain challenging, we anticipate more clarity on interest rates as the year progresses which should provide a turning point to more constructive fixed income markets.

Our municipal financing business continued to experience challenging market conditions in the second quarter of 2023 driven by higher interest rates and volatility, as well as weakened investor demand. In the first half of 2023, overall market negotiated issuances decreased approximately 20 percent from the prior-year period, reflective of the significant decline across the industry. Our results continue to be disproportionately impacted relative to overall market issuances due to our meaningful presence in the high-yield specialty sector and our middle market focus within the governmental business. We expect our municipal financing revenues to improve modestly during the second half of the year.

Results of Operations

Financial Summary for the three months ended June 30, 2023 and June 30, 2022

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of
				Net Revenues for the
	Three Months Ended			Three Months Ended
	June 30,			June 30,
			2023
(Amounts in thousands)	2023	2022	v2022	2023	2022
Revenues:
Investment banking	$183,967	$234,132	(21.4)%	63.7%	66.5%
Institutional brokerage	87,838	104,942	(16.3)	30.4	29.8
Interest income	3,729	4,536	(17.8)	1.3	1.3
Investment income	15,797	10,936	44.4	5.5	3.1
Total revenues	291,331	354,546	(17.8)	100.9	100.7

Interest expense	2,605	2,355	10.6	0.9	0.7

Net revenues	288,726	352,191	(18.0)	100.0	100.0

Non-interest expenses:
Compensation and benefits	189,204	239,917	(21.1)	65.5	68.1
Outside services	13,456	14,429	(6.7)	4.7	4.1
Occupancy and equipment	16,020	15,562	2.9	5.5	4.4
Communications	13,047	13,215	(1.3)	4.5	3.8
Marketing and business development	10,930	12,238	(10.7)	3.8	3.5
Deal-related expenses	7,505	8,308	(9.7)	2.6	2.4
Trade execution and clearance	4,854	5,891	(17.6)	1.7	1.7
Restructuring and integration costs	3,903	1,609	142.6	1.4	0.5
Intangible asset amortization	4,904	3,393	44.5	1.7	1.0
Other operating expenses	10,522	469	N/M	3.6	0.1
Total non-interest expenses	274,345	315,031	(12.9)	95.0	89.4

Income before income tax expense/(benefit)	14,381	37,160	(61.3)	5.0	10.6

Income tax expense/(benefit)	(250)	9,385	N/M	(0.1)	2.7

Net income	14,631	27,775	(47.3)	5.1	7.9

Net income applicable to noncontrolling interests	10,677	6,385	67.2	3.7	1.8

Net income applicable to Piper Sandler Companies	$3,954	$21,390	(81.5)%	1.4%	6.1%
N/M – Not meaningful

For the three months ended June 30, 2023, we recorded net income applicable to Piper Sandler Companies of $4.0 million. Net revenues for the three months ended June 30, 2023 were $288.7 million, an 18.0 percent decrease compared with $352.2 million in the year-ago period. In the second quarter of 2023, investment banking revenues were $184.0 million, down 21.4 percent compared to $234.1 million in the prior-year period, primarily resulting from a decrease in advisory services revenues, as well as lower municipal financing revenues, offset in part by higher corporate financing revenues. For the three months ended June 30, 2023, institutional brokerage revenues were $87.8 million, down 16.3 percent compared with $104.9 million in the second quarter of 2022, primarily resulting from lower fixed income services revenues. For the three months ended June 30, 2023, net interest income was $1.1 million, compared to $2.2 million in the prior-year period. In the second quarter of 2023, we recorded investment income of $15.8 million, compared to $10.9 million in the second quarter of 2022. In the current quarter, we recorded higher gains on our investments and the noncontrolling interests in the alternative asset management funds that we manage. Non-interest expenses were $274.3 million for the three months ended June 30, 2023, down 12.9 percent compared with $315.0 million in the prior-year period, primarily due to decreased compensation expenses resulting from lower revenues.

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

The following table summarizes our future acquisition-related compensation expense for restricted stock, restricted cash and forgivable loans with service conditions, as well as expense estimates related to revenue-based earnout arrangements:

(Amounts in thousands)
Remainder of 2023	$23,459
2024	41,444
2025	22,671
2026	14,992
2027	9,366
Total	$111,932

For the three months ended June 30, 2023, compensation and benefits expenses decreased 21.1 percent to $189.2 million, compared with $239.9 million in the corresponding period of 2022, due to lower revenues. Compensation and benefits expenses as a percentage of net revenues was 65.5 percent in the second quarter of 2023, compared to 68.1 percent in the second quarter of 2022. Excluding the impact of noncontrolling interests, our compensation ratio decreased to 68.6 percent in the second quarter of 2023, compared with 69.7 percent in the second quarter of 2022 due to lower net revenues and a decrease in acquisition-related compensation expenses.

Outside Services – Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees, fund expenses associated with our consolidated alternative asset management funds and other professional fees. Outside services expenses decreased 6.7 percent to $13.5 million in the second quarter of 2023, compared with $14.4 million in the corresponding period of 2022, primarily due to lower professional fees and legal fees.

Occupancy and Equipment – For the three months ended June 30, 2023, occupancy and equipment expenses were $16.0 million, up slightly compared with $15.6 million in the corresponding period of 2022.

Communications – Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third party market data information. For the three months ended June 30, 2023, communication expenses were $13.0 million, down slightly compared with $13.2 million in the corresponding period of 2022.

Marketing and Business Development – Marketing and business development expenses include travel and entertainment costs, advertising and third party marketing fees. For the three months ended June 30, 2023, marketing and business development expenses decreased 10.7 percent to $10.9 million, compared with $12.2 million in the corresponding period of 2022. The decrease was primarily due to lower travel expenses.

Deal-Related Expenses – Deal-related expenses include costs we incurred over the course of a completed investment banking deal, which primarily consist of legal fees, offering expenses, and travel and entertainment costs. For the three months ended June 30, 2023, deal-related expenses were $7.5 million, compared with $8.3 million for the three months ended June 30, 2022. The amount of deal-related expenses is principally dependent on the level and mix of deal activity and may vary from period to period as the recognition of deal-related costs typically coincides with the closing of a transaction.

Trade Execution and Clearance – For the three months ended June 30, 2023, trade execution and clearance expenses decreased 17.6 percent to $4.9 million, compared with $5.9 million in the corresponding period of 2022. The decrease in trade execution and clearance expenses is reflective of lower trading volumes compared with the second quarter of 2022.

Restructuring and Integration Costs – For the three months ended June 30, 2023, we incurred restructuring and integration costs of $3.9 million. The expenses primarily consisted of $2.9 million of severance benefits related to headcount reductions and $0.9 million for vacated leased office space associated with our acquisitions of Cornerstone Macro and The Valence Group. For the three months ended June 30, 2022, we incurred restructuring and integration costs of $1.6 million, primarily consisting of transaction costs related to our 2022 acquisitions.

Intangible Asset Amortization – Intangible asset amortization includes the amortization of definite-lived intangible assets consisting of customer relationships and internally developed software. For the three months ended June 30, 2023, intangible asset amortization was $4.9 million, compared to $3.4 million for the three months ended June 30, 2022. The increase was primarily due to higher intangible asset amortization expense associated with our acquisition of DBO Partners.

The following table summarizes the future aggregate amortization expense of our intangible assets with determinable lives:

(Amounts in thousands)
Remainder of 2023	$9,632
2024	9,445
2025	7,887
2026	7,253
2027	3,480
Thereafter	2,732
Total	$40,429

Other Operating Expenses – Other operating expenses primarily include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. Other operating expenses were $10.5 million in the second quarter of 2023, compared with $0.5 million in the corresponding period in 2022. The increase was primarily due to the write-off of a $7.5 million uncollectible receivable in our municipal financing business.

Income Taxes – For the three months ended June 30, 2023, our provision for income taxes was a benefit of $0.3 million, which included $0.7 million of tax benefits related to stock-based compensation awards vesting at values greater than the grant price and accrued forfeitable dividends paid on vested restricted stock related to acquisitions. Excluding the impact of these benefits and noncontrolling interests, our effective tax rate was 12.5 percent. The decrease in the effective tax rate was driven by lower non-deductible expenses.

For the three months ended June 30, 2022, our provision for income taxes was $9.4 million, which included a $0.1 million tax benefit related to stock-based compensation awards vesting at values greater than the grant price. Excluding the impact of this benefit and noncontrolling interests, our effective tax rate was 30.7 percent.

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

The adjusted financial results exclude (1) revenues and expenses related to noncontrolling interests, (2) interest expense on long-term financing from net revenues, (3) amortization of intangible assets related to acquisitions, (4) compensation expenses from acquisition-related agreements and (5) restructuring and integration costs related to acquisitions and/or headcount reductions. For U.S. GAAP purposes, these items are included in each of their respective line items on the consolidated statements of operations.

The following table sets forth the adjusted, non-GAAP financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP financial results for the periods presented:

	Three Months Ended June 30,
	2023				2022
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Amounts in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Advisory services	$129,775	$—	$—	$129,775	$169,660	$—	$—	$169,660
Corporate financing	36,923	—	—	36,923	29,237	—	—	29,237
Municipal financing	17,269	—	—	17,269	35,235	—	—	35,235
Total investment banking	183,967	—	—	183,967	234,132	—	—	234,132

Institutional brokerage
Equity brokerage	50,435	—	—	50,435	51,375	—	—	51,375
Fixed income services	37,403	—	—	37,403	53,567	—	—	53,567
Total institutional brokerage	87,838	—	—	87,838	104,942	—	—	104,942

Interest income	3,729	—	—	3,729	4,536	—	—	4,536
Investment income	2,816	12,981	—	15,797	2,762	8,174	—	10,936

Total revenues	278,350	12,981	—	291,331	346,372	8,174	—	354,546

Interest expense	980	—	1,625	2,605	730	—	1,625	2,355

Net revenues	277,370	12,981	(1,625)	288,726	345,642	8,174	(1,625)	352,191

Total non-interest expenses	250,994	2,304	21,047	274,345	285,110	1,789	28,132	315,031

Pre-tax income	$26,376	$10,677	$(22,672)	$14,381	$60,532	$6,385	$(29,757)	$37,160

Pre-tax margin	9.5%			5.0%	17.5%			10.6%
(1)The following is a summary of the adjustments needed to reconcile our consolidated U.S. GAAP financial results to the adjusted, non-GAAP financial results:
Noncontrolling interests – The impacts of consolidating noncontrolling interests in our alternative asset management funds are not included in our adjusted financial results.
Other adjustments – The following items are not included in our adjusted financial results:

	Three Months Ended June 30,
(Amounts in thousands)	2023	2022
Interest expense on long-term financing	$1,625	$1,625

Compensation from acquisition-related agreements	12,240	23,130
Restructuring and integration costs	3,903	1,609
Amortization of intangible assets related to acquisitions	4,904	3,393
	21,047	28,132

Total other adjustments	$22,672	$29,757

Net revenues on a U.S. GAAP basis were $288.7 million for the three months ended June 30, 2023, compared with $352.2 million in the prior-year period. For the three months ended June 30, 2023, adjusted net revenues were $277.4 million, compared with $345.6 million in the second quarter of 2022. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise.

The following table provides supplemental business information:

	Three Months Ended
	June 30,
	2023	2022
Advisory services
Completed M&A and restructuring transactions	52	49
Completed capital advisory transactions	9	22
Total completed advisory transactions	61	71

Corporate financings
Total equity transactions priced	22	11
Book run equity transactions priced	21	9
Total debt and preferred transactions priced	2	10
Book run debt and preferred transactions priced	—	5

Municipal negotiated issues
Aggregate par value of issues priced (in billions)	$2.4	$4.8
Total issues priced	109	179

Equity brokerage
Number of shares traded (in billions)	2.7	2.8

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

In the second quarter of 2023, investment banking revenues decreased 21.4 percent to $184.0 million, compared with $234.1 million in the prior-year period. For the three months ended June 30, 2023, advisory services revenues were $129.8 million, down 23.5 percent compared to $169.7 million in the second quarter of 2022, due to fewer completed transactions and lower average fees, reflecting the continued challenges in the M&A and debt markets driven by macroeconomic uncertainty. The decline in our advisory services activity was largely driven by a significant market-wide reduction in depository institution advisory transactions. During the second quarter of 2023, our activity was principally in the healthcare sector, with solid contributions from the energy & power and restructuring sectors. For the three months ended June 30, 2023, corporate financing revenues were $36.9 million, up 26.3 percent compared with $29.2 million for the three months ended June 30, 2022, driven by increased equity financing activity and more book run equity transactions. The equity financing market improved during the second quarter with lower volatility levels and an increase in investor demand for new issuances. However, overall market activity continues to remain below historic levels. Activity for us during the second quarter of 2023 was principally in the healthcare sector, and we served as book runner on all 14 completed healthcare equity deals. Municipal financing revenues for the three months ended June 30, 2023 were $17.3 million, down 51.0 percent compared to $35.2 million in the prior-year period, driven by a decline in municipal negotiated issuances. Market conditions continue to remain challenging resulting from increased interest rates and volatility, combined with weakened investor demand, which reduced market issuances, particularly refinancing activity and high-yield issuances.

Institutional brokerage revenues comprise all of the revenues generated through trading activities, which consist of facilitating customer trades and executing competitive municipal underwritings, as well as fees received for our research services and corporate access offerings. Our results may vary from quarter to quarter as a result of changes in trading margins, trading gains and losses, net interest spreads, trading volumes and the timing of payments for research services.

For the three months ended June 30, 2023, institutional brokerage revenues were $87.8 million, down 16.3 percent compared with $104.9 million in the prior-year period. Equity brokerage revenues were $50.4 million in the second quarter of 2023, down slightly compared with $51.4 million in the corresponding period of 2022, due to a decline in shares traded across the industry stemming from reduced market volatility, which was partially offset by an increase in our market share. For the three months ended June 30, 2023, fixed income services revenues were $37.4 million, down 30.2 percent compared to $53.6 million in the prior-year period, driven by reduced client activity, particularly from our depository clients as they remained focused on liquidity, which reduced their demand for marketable securities. The market conditions for fixed income also remained challenging during the quarter driven by continued interest rate uncertainty.

Interest income represents amounts earned from holding long inventory positions and cash balances. For the three months ended June 30, 2023, interest income decreased to $3.7 million, compared with $4.5 million for the three months ended June 30, 2022.

Investment income includes realized and unrealized gains and losses on investments, including amounts attributable to noncontrolling interests, in our alternative asset management funds, as well as management and performance fees generated from those funds. For the three months ended June 30, 2023, we recorded investment income of $15.8 million, compared with $10.9 million in the corresponding period of 2022. In the second quarter of 2023, we recorded higher gains on our investments and the noncontrolling interests in the alternative asset management funds that we manage. Excluding the impact of noncontrolling interests, adjusted investment income was $2.8 million for the three months ended June 30, 2023 and 2022.

Interest expense represents amounts associated with financing, economically hedging and holding short inventory positions, including interest paid on our long-term financing arrangements, as well as commitment fees on our line of credit and revolving credit facility. For the three months ended June 30, 2023, interest expense increased slightly to $2.6 million, compared with $2.4 million in the prior-year period, reflecting higher funding balances.

Pre-tax margin for the three months ended June 30, 2023 decreased to 5.0 percent, compared to 10.6 percent for the corresponding period of 2022. Adjusted pre-tax margin for the three months ended June 30, 2023 decreased to 9.5 percent, compared with 17.5 percent for the corresponding period of 2022. In the current quarter, the decrease in pre-tax margin on both a U.S. GAAP and adjusted basis was driven by lower net revenues and higher non-compensation expenses.

Financial Summary for the six months ended June 30, 2023 and June 30, 2022

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of
				Net Revenues for the
	Six Months Ended			Six Months Ended
	June 30,			June 30,
			2023
(Amounts in thousands)	2023	2022	v2022	2023	2022
Revenues:
Investment banking	$368,371	$491,634	(25.1)%	62.8%	70.0%
Institutional brokerage	184,151	209,504	(12.1)	31.4	29.8
Interest income	12,441	8,392	48.2	2.1	1.2
Investment income/(loss)	26,912	(2,138)	N/M	4.6	(0.3)
Total revenues	591,875	707,392	(16.3)	100.9	100.6

Interest expense	5,244	4,556	15.1	0.9	0.6

Net revenues	586,631	702,836	(16.5)	100.0	100.0

Non-interest expenses:
Compensation and benefits	388,598	487,816	(20.3)	66.2	69.4
Outside services	25,582	25,605	(0.1)	4.4	3.6
Occupancy and equipment	31,748	30,098	5.5	5.4	4.3
Communications	27,358	25,640	6.7	4.7	3.6
Marketing and business development	20,982	20,870	0.5	3.6	3.0
Deal-related expenses	13,519	13,852	(2.4)	2.3	2.0
Trade execution and clearance	9,768	9,926	(1.6)	1.7	1.4
Restructuring and integration costs	3,903	2,856	36.7	0.7	0.4
Intangible asset amortization	9,808	6,314	55.3	1.7	0.9
Other operating expenses	15,175	7,062	114.9	2.6	1.0
Total non-interest expenses	546,441	630,039	(13.3)	93.1	89.6

Income before income tax expense/(benefit)	40,190	72,797	(44.8)	6.9	10.4

Income tax expense/(benefit)	(7,887)	20,364	N/M	(1.3)	2.9

Net income	48,077	52,433	(8.3)	8.2	7.5

Net income/(loss) applicable to noncontrolling interests	18,489	(5,608)	N/M	3.2	(0.8)

Net income applicable to Piper Sandler Companies	$29,588	$58,041	(49.0)%	5.0%	8.3%
N/M – Not meaningful

Except as discussed below, the description of non-interest expenses and net revenues as well as the underlying reasons for variances to prior year are substantially the same as the comparative quarterly discussion.

For the six months ended June 30, 2023, we recorded net income applicable to Piper Sandler Companies of $29.6 million. Net revenues for the six months ended June 30, 2023 decreased 16.5 percent to $586.6 million, compared with $702.8 million in the year-ago period. In the first half of 2023, investment banking revenues decreased 25.1 percent to $368.4 million, compared with $491.6 million in the prior-year period, primarily driven by a decrease in advisory services revenues, as well as lower municipal financing revenues, offset in part by higher corporate financing revenues. For the six months ended June 30, 2023, institutional brokerage revenues were $184.2 million, down 12.1 percent compared with $209.5 million in the first half of 2022, as lower fixed income services revenues were partially offset by higher equity brokerage revenues. In the first six months of 2023, net interest income was $7.2 million, compared to $3.8 million in the prior-year period, resulting from an increase in interest income on our cash and long inventory balances. For the six months ended June 30, 2023, we recorded investment income of $26.9 million, compared to an investment loss of $2.1 million in the prior-year period. In the first six months of 2023, we recorded gains on our investments and the noncontrolling interests in the alternative asset management funds that we manage. Non-interest expenses were $546.4 million for the six months ended June 30, 2023, down 13.3 percent compared to $630.0 million in the year-ago period, primarily due to decreased compensation expenses resulting from lower revenues.

Consolidated Non-Interest Expenses

Occupancy and Equipment – For the six months ended June 30, 2023, occupancy and equipment expenses increased 5.5 percent to $31.7 million, compared with $30.1 million in the corresponding period of 2022, primarily due to increased expenses resulting from office space expansion.

Communications – For the six months ended June 30, 2023, communications expenses increased 6.7 percent to $27.4 million, compared with $25.6 million in the corresponding period of 2022, due to higher market data services expenses resulting mainly from incremental costs related to our 2022 acquisitions.

Income Taxes – For the six months ended June 30, 2023, our provision for income taxes was a benefit of $7.9 million, which included $14.8 million of tax benefits related to stock-based compensation awards vesting at values greater than the grant price and accrued forfeitable dividends paid on vested restricted stock related to acquisitions. Excluding the impact of these benefits and noncontrolling interests, our effective tax rate was 31.9 percent.

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

Financial Performance

The following table sets forth the adjusted, non-GAAP financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP financial results for the periods presented:

	Six Months Ended June 30,
	2023				2022
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Amounts in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Advisory services	$270,439	$—	$—	$270,439	$380,559	$—	$—	$380,559
Corporate financing	63,728	—	—	63,728	48,423	—	—	48,423
Municipal financing	34,204	—	—	34,204	62,652	—	—	62,652
Total investment banking	368,371	—	—	368,371	491,634	—	—	491,634

Institutional brokerage
Equity brokerage	104,266	—	—	104,266	101,180	—	—	101,180
Fixed income services	79,885	—	—	79,885	108,324	—	—	108,324
Total institutional brokerage	184,151	—	—	184,151	209,504	—	—	209,504

Interest income	12,441	—	—	12,441	8,392	—	—	8,392
Investment income/(loss)	3,627	23,285	—	26,912	(789)	(1,349)	—	(2,138)

Total revenues	568,590	23,285	—	591,875	708,741	(1,349)	—	707,392

Interest expense	1,994	—	3,250	5,244	1,306	—	3,250	4,556

Net revenues	566,596	23,285	(3,250)	586,631	707,435	(1,349)	(3,250)	702,836

Total non-interest expenses	499,444	4,796	42,201	546,441	571,702	4,259	54,078	630,039

Pre-tax income	$67,152	$18,489	$(45,451)	$40,190	$135,733	$(5,608)	$(57,328)	$72,797

Pre-tax margin	11.9%			6.9%	19.2%			10.4%
(1)     The following is a summary of the adjustments needed to reconcile our consolidated U.S. GAAP financial results to the adjusted, non-GAAP financial results:
Noncontrolling interests – The impacts of consolidating noncontrolling interests in our alternative asset management funds are not included in our adjusted financial results.
Other adjustments – The following items are not included in our adjusted financial results:

	Six Months Ended June 30,
(Amounts in thousands)	2023	2022
Interest expense on long-term financing	$3,250	$3,250

Compensation from acquisition-related agreements	28,490	44,908
Restructuring and integration costs	3,903	2,856
Amortization of intangible assets related to acquisitions	9,808	6,314
	42,201	54,078

Total other adjustments	$45,451	$57,328

Net revenues on a U.S. GAAP basis were $586.6 million for the six months ended June 30, 2023, compared with $702.8 million in the prior-year period. In the first half of 2023, adjusted net revenues were $566.6 million, compared with $707.4 million in the first half of 2022. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise.

The following table provides supplemental business information:

	Six Months Ended
	June 30,
	2023	2022
Advisory services
Completed M&A and restructuring transactions	107	103
Completed capital advisory transactions	23	49
Total completed advisory transactions	130	152

Corporate financings
Total equity transactions priced	41	15
Book run equity transactions priced	35	11
Total debt and preferred transactions priced	6	21
Book run debt and preferred transactions priced	2	12

Municipal negotiated issues
Aggregate par value of issues priced (in billions)	$5.1	$8.0
Total issues priced	190	333

Equity brokerage
Number of shares traded (in billions)	5.5	5.6

In the first half of 2023, investment banking revenues were $368.4 million, down 25.1 percent compared to $491.6 million in the corresponding period of 2022. For the six months ended June 30, 2023, advisory services revenues were $270.4 million, down 28.9 percent compared with $380.6 million in the first half of 2022, due to fewer completed transactions and lower average fees. During the first six months of 2023, our activity was broad based across sectors. For the six months ended June 30, 2023, corporate financing revenues were $63.7 million, up 31.6 percent compared to $48.4 million in the prior-year period, driven by more equity financings, resulting from lower volatility levels and increased investor demand. Although our equity financings increased from the prior-year period, overall market activity remains below historic levels. Activity for us during the first six months of 2023 was principally in the healthcare sector, and we served as book runner on 22 out of 23 completed healthcare equity deals. Municipal financing revenues for the six months ended June 30, 2023 were $34.2 million, down 45.4 percent compared to $62.7 million in the year-ago period, due to a decline in municipal negotiated issuances as market conditions remain challenging.

For the six months ended June 30, 2023, institutional brokerage revenues decreased 12.1 percent to $184.2 million, compared with $209.5 million in the prior-year period. Equity brokerage revenues increased 3.1 percent to $104.3 million in the first half of 2023, compared with $101.2 million in the corresponding period of 2022, due to market share gains offset in part by a decline in client activity resulting from reduced market volatility. For the six months ended June 30, 2023, fixed income services revenues were $79.9 million, down 26.3 percent compared to $108.3 million in the prior-year period, due to lower client activity driven by interest rate uncertainty. Additionally, our depository institutions client activity declined due to their focus on building liquidity.

Interest income for the six months ended June 30, 2023 increased to $12.4 million, compared with $8.4 million in the prior-year period, reflecting higher interest rates on our cash and long inventory balances.

For the six months ended June 30, 2023, we recorded investment income of $26.9 million, compared to an investment loss of $2.1 million in the year-ago period. In the first six months of 2023, we recorded gains on our investments and the noncontrolling interests in the alternative asset management funds that we manage. Excluding the impact of noncontrolling interests, adjusted investment income was $3.6 million for the six months ended June 30, 2023, compared with adjusted investment loss of $0.8 million for the six months ended June 30, 2022.

Interest expense for the six months ended June 30, 2023 was $5.2 million, compared with $4.6 million in the prior-year period. The increase was primarily due to higher interest rates on short inventory balances.

Pre-tax margin for the six months ended June 30, 2023 decreased to 6.9 percent, compared to 10.4 percent for the six months ended June 30, 2022. Adjusted pre-tax margin for the six months ended June 30, 2023 decreased to 11.9 percent, compared with 19.2 percent for the corresponding period of 2022. In the first six months of 2023, the decrease in pre-tax margin on both a U.S. GAAP and adjusted basis was driven by lower revenue levels and higher non-compensation expenses.

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

Our dividend policy is intended to return between 30 percent and 50 percent of our fiscal year adjusted net income to shareholders. Our board of directors determines the declaration and payment of dividends and is free to change our dividend policy at any time. Our board of directors declared the following dividends on shares of our common stock:

Declaration Date		Dividend Per Share	Record Date	Payment Date
Related to 2021:
February 10, 2022	(1)	$4.50	March 2, 2022	March 11, 2022
Related to 2022:
February 10, 2022		$0.60	March 2, 2022	March 11, 2022
April 29, 2022		$0.60	May 27, 2022	June 10, 2022
July 29, 2022		$0.60	August 26, 2022	September 9, 2022
October 28, 2022		$0.60	November 23, 2022	December 9, 2022
February 3, 2023	(1)	$1.25	March 3, 2023	March 17, 2023
Related to 2023:
February 3, 2023		$0.60	March 3, 2023	March 17, 2023
May 2, 2023		$0.60	May 26, 2023	June 9, 2023
July 28, 2023		$0.60	August 25, 2023	September 8, 2023
(1)Represents a special cash dividend.

As part of our capital management strategy, we repurchase our common stock over time in order to offset the dilutive effect of our employee stock-based compensation awards and our grants of acquisition-related restricted stock, as well as to return capital to shareholders.

Effective May 6, 2022, our board of directors authorized the repurchase of up to $150.0 million in common shares through December 31, 2024. During the six months ended June 30, 2023, we did not repurchase shares of our common stock related to this authorization. At June 30, 2023, we had $138.2 million remaining under this authorization. Effective January 1, 2022, our board of directors authorized the repurchase of up to $150.0 million in common shares through December 31, 2023, and we repurchased the full amount of this authorization during 2022.

We also purchase shares of common stock from restricted stock award recipients upon the award vesting or as recipients sell shares to meet their employment tax obligations. During the first half of 2023, we purchased 447,454 shares of our common stock at an average price of $142.40 per share for an aggregate purchase price of $63.7 million for these purposes.

Leverage

The following table presents total assets, adjusted assets, total shareholders' equity and tangible common shareholders' equity with the resulting leverage ratios:

	June 30,	December 31,
(Dollars in thousands)	2023	2022
Total assets	$1,940,344	$2,181,557
Deduct: Goodwill and intangible assets	(427,589)	(436,788)
Deduct: Right-of-use lease asset	(75,954)	(87,730)
Deduct: Assets from noncontrolling interests	(229,574)	(201,541)
Adjusted assets	$1,207,227	$1,455,498

Total shareholders' equity	$1,258,471	$1,254,028
Deduct: Goodwill and intangible assets	(427,589)	(436,788)
Deduct: Noncontrolling interests	(225,719)	(199,955)
Tangible common shareholders' equity	$605,163	$617,285

Leverage ratio (1)	1.5	1.7

Adjusted leverage ratio (2)	2.0	2.4
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

Pershing Clearing Arrangement – We have established an arrangement to obtain financing from Pershing related to the majority of our trading activities. Under our fully disclosed clearing agreement, all of our securities inventories with the exception of convertible securities, and all of our customer activities are held by or cleared through Pershing. Financing under this arrangement is secured primarily by securities, and collateral limitations could reduce the amount of funding available under this arrangement. Our clearing arrangement activities are recorded net from trading activity and reported within receivables from or payables to brokers, dealers and clearing organizations. The funding is at the discretion of Pershing (i.e., uncommitted) and could be denied without a notice period. Our fully disclosed clearing agreement includes a covenant requiring Piper Sandler & Co., our U.S. broker dealer subsidiary, to maintain excess net capital of $120 million. At June 30, 2023, we had $21.4 million of financing outstanding under this arrangement.

Clearing Arrangement with Bank Financing – We have established a financing arrangement with a U.S. branch of Canadian Imperial Bank of Commerce ("CIBC") related to our convertible securities inventories. Under this arrangement, our convertible securities inventories are cleared through a broker dealer affiliate of CIBC and held by CIBC. We generally economically hedge changes in the market value of our convertible securities inventories using the underlying common stock or the stock options of the underlying common stock. Financing under this arrangement is secured primarily by convertible securities and collateral limitations could reduce the amount of funding available. The funding is at the discretion of CIBC (i.e., uncommitted) and could be denied subject to a notice period. This arrangement is reported within receivables from or payables to brokers, dealers, and clearing organizations, net of trading activity. At June 30, 2023, we had $89.2 million of financing outstanding under this arrangement.

Committed Line – Our committed line is a one-year $80 million revolving secured credit facility. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, and the unpaid principal amount of all advances under the facility will be due on December 8, 2023. This credit facility has been in place since 2008 and we renewed the facility for another one-year term in the fourth quarter of 2022. At June 30, 2023, we had no advances against this line of credit.

Revolving Credit Facility – Our parent company, Piper Sandler Companies, has an unsecured $75 million revolving credit facility with U.S. Bank N.A. The credit agreement will terminate on December 19, 2025, unless otherwise terminated, and is subject to a one-year extension exercisable at our option. At June 30, 2023, there were no advances against this credit facility.

This credit facility includes customary events of default and covenants that, among other things, require Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, limit our leverage ratio, require maintenance of a minimum ratio of operating cash flow to fixed charges, and impose certain limitations on our ability to make acquisitions and make payments on our capital stock. At June 30, 2023, we were in compliance with all covenants.

The following tables present the average balances outstanding for our various funding sources by quarter for 2023 and 2022:

	Average Balance for the Three Months Ended
(Amounts in millions)	June 30, 2023	Mar. 31, 2023
Funding source:
Pershing clearing arrangement	$26.8	$8.5
Clearing arrangement with bank financing	99.6	55.2
Total	$126.4	$63.7

	Average Balance for the Three Months Ended
(Amounts in millions)	Dec. 31, 2022	Sept. 30, 2022	June 30, 2022	Mar. 31, 2022
Funding source:
Pershing clearing arrangement	$8.5	$38.8	$19.7	$3.8
Clearing arrangement with bank financing	62.3	69.0	83.3	110.3
Total	$70.8	$107.8	$103.0	$114.1

The average funding in the second quarter of 2023 increased to $126.4 million compared with $103.0 million during the second quarter of 2022 and $63.7 million during the first quarter of 2023, primarily due to higher average inventory balances.

The following table presents the maximum daily funding amount by quarter for 2023 and 2022:

(Amounts in millions)	2023	2022
First Quarter	$146.6	$366.3
Second Quarter	$370.1	$409.5
Third Quarter		$996.5
Fourth Quarter		$246.2

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

The Class B Notes include customary events of default and covenants that, among other things, require Piper Sandler & Co. to maintain a minimum regulatory net capital, limit our leverage ratio and require maintenance of a minimum ratio of operating cash flow to fixed charges. At June 30, 2023, we were in compliance with all covenants.

Capital Requirements

As a registered broker dealer and member firm of the Financial Industry Regulatory Authority, Inc. ("FINRA"), Piper Sandler & Co. is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule which requires that we maintain minimum net capital of $1.0 million. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain approvals, notifications and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. At June 30, 2023, our net capital under the SEC's uniform net capital rule was $182.6 million, and exceeded the minimum net capital required under the SEC rule by $181.6 million.

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

At June 30, 2023, Piper Sandler Ltd., our broker dealer subsidiary registered in the U.K., was subject to, and was in compliance with, the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority pursuant to the Financial Services Act of 2012.

Piper Sandler Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At June 30, 2023, Piper Sandler Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Off-Balance Sheet Arrangements

In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes the notional contract value of our off-balance sheet arrangements for the periods presented:

	Expiration Per Period at December 31,						Total Contractual Amount
				2026	2028		June 30,	December 31,
(Amounts in thousands)	2023	2024	2025	- 2027	- 2029	Later	2023	2022
Customer matched-book derivative contracts (1) (2)	$—	$12,180	$—	$14,764	$111,312	$1,227,302	$1,365,558	$1,354,881
Trading securities derivative contracts (2)	36,200	72,000	—	—	—	5,000	113,200	134,750
Investment commitments (3)	—	—	—	—	—	—	96,014	96,280
(1)Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with one major financial institution, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $152.5 million at June 30, 2023) who are not required to post collateral. The uncollateralized amounts, representing the fair value of the derivative contracts, expose us to the credit risk of these counterparties. At June 30, 2023, we had $8.5 million of credit exposure with these counterparties, including $5.9 million of credit exposure with one counterparty.
(2)We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At June 30, 2023 and December 31, 2022, the net fair value of these derivative contracts approximated $9.9 million and $7.8 million, respectively.
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

Investment Commitments

We have investments, including those made as part of our alternative asset management activities, in limited partnerships or limited liability companies that make direct or indirect equity or debt investments in companies. We commit capital and/or act as the managing partner of these entities. We have committed capital of $96.0 million to certain entities and these commitments generally have no specified call dates.

Replacement of Interbank Offered Rates ("IBORs"), including the London Interbank Offered Rate ("LIBOR")

Central banks and regulators in a number of major jurisdictions (e.g., U.S., U.K., European Union, Switzerland and Japan) have implemented replacements for IBORs. Effective July 1, 2023, all LIBOR tenors have ceased publication.

The replacement of LIBOR did not impact our financing arrangements, as each arrangement either transitioned to a replacement rate prior to June 30, 2023 or included terms that identified a replacement rate (e.g., Secured Overnight Financing Rate) that became effective when LIBOR ceased publication.

Our limited number of contractual agreements that previously used LIBOR are principally within our customer matched-book derivatives portfolio. The International Swaps and Derivatives Association ("ISDA") created the IBOR Fallback Protocol to facilitate amending references to benchmark interest rates in derivative contracts governed by Master ISDA Agreements. If a benchmark interest rate is no longer published, it will "fall back" to a new benchmark interest rate in those contracts where both counterparties have agreed to adhere to the protocol. All of our clients have adhered to the protocol as of June 30, 2023. As a result, the transition from LIBOR to a replacement rate did not impact our operations.

Risk Management

Risk is an inherent part of our business. The principal risks we face in operating our business include: strategic risk, market risk, liquidity risk, credit risk, operational risk, human capital risk, and legal and regulatory risk. The extent to which we properly identify and effectively manage each of these risks is critical to our financial condition and profitability. We have a formal risk management process to identify, assess and monitor each risk and mitigating controls in accordance with defined policies and procedures. The risk management functions are independent of our business lines. Our management takes an active role in the risk management process, and the results are reported to senior management and the board of directors.

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

We estimate that a parallel 50 basis point adverse change in the market would result in a decrease of approximately $0.4 million in the carrying value of our fixed income securities inventory as of June 30, 2023, including the effect of the hedging transactions.

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

A key tenet of our risk management procedures related to credit risk is the daily monitoring of the credit quality of our long fixed income securities inventory. These rating trends and the credit quality mix are regularly reviewed with the executive financial risk committee. The following table summarizes the credit rating for our long corporate fixed income, municipal (taxable and tax-exempt), and U.S. government and agency securities as a percentage of the total of these asset classes as of June 30, 2023:

	AAA	AA	A	BBB	BB	Not Rated
Corporate fixed income securities	—%	—%	0.3%	0.1%	—%	—%
Municipal securities - taxable and tax-exempt	18.1%	61.5%	5.1%	0.3%	—%	4.3%
U.S. government and agency securities	—%	9.8%	0.1%	—%	—%	0.4%
	18.1%	71.3%	5.5%	0.4%	—%	4.7%

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

We have concentrated counterparty credit exposure with four non-publicly rated entities totaling $8.5 million at June 30, 2023. This counterparty credit exposure is part of our matched-book derivative program related to our public finance business, consisting primarily of interest rate swaps. One derivative counterparty represented 69.3 percent, or $5.9 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

During the second quarter of our fiscal year ending December 31, 2023, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below sets forth the information with respect to purchases made by or on behalf of Piper Sandler Companies or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the quarter ended June 30, 2023.

			Total Number of Shares	Approximate Dollar
			Purchased as Part of	Value of Shares Yet to be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs (1)
Month #1
(April 1, 2023 to April 30, 2023)	17,475	$136.68	—	$138	million
Month #2
(May 1, 2023 to May 31, 2023)	3,948	$125.94	—	$138	million
Month #3
(June 1, 2023 to June 30, 2023)	—	$—	—	$138	million
Total	21,423	$134.70	—	$138	million

(1)	Effective May 6, 2022, our board of directors authorized the repurchase of up to $150.0 million of common stock through December 31, 2024.

ITEM 5.    OTHER INFORMATION.

During the quarter ended June 30, 2023, no director or officer of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.    EXHIBITS.

Exhibit Index
Exhibit		Method
Number	Description	of Filing

3.1	Amended and Restated Certificate of Incorporation.	(1)
3.2	Amended and Restated Bylaws (as of February 9, 2023).	(2)
10.1	Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (as amended and restated May 17, 2023).†	(3)
10.2	First Amendment to Amended and Restated Credit Agreement, dated April 26, 2023, by and between Piper Sandler Companies and U.S. Bank National Association.	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer.	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith
32.1	Section 1350 Certifications.	Furnished herewith
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.
Filed herewith
104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL and included in Exhibit 101.	Filed herewith
_______________________
(1)Filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 18, 2023, and incorporated herein by reference.
(2)Filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on February 10, 2023, and incorporated herein by reference.
(3)Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 18, 2023, and incorporated herein by reference.
†    This exhibit is a management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIPER SANDLER COMPANIES

Date:	August 2, 2023	By	/s/ Chad R. Abraham
		Name	Chad R. Abraham
		Its	Chairman and Chief Executive Officer

Date:	August 2, 2023	By	/s/ Timothy L. Carter
		Name	Timothy L. Carter
		Its	Chief Financial Officer