Form 10-Q
period 2023-09-30
PIPER SANDLER COMPANIES
filed 2023-11-03
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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
Yes  ☐ No  ☑

As of October 27, 2023, the registrant had 17,709,568 shares of Common Stock outstanding.

Piper Sandler Companies

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

Piper Sandler Companies
Consolidated Statements of Financial Condition

	September 30,	December 31,
	2023	2022
(Amounts in thousands, except share data)	(Unaudited)
Assets
Cash and cash equivalents	$51,875	$365,624
Receivables from brokers, dealers and clearing organizations	338,095	300,463

Financial instruments and other inventory positions owned	384,027	282,501
Financial instruments and other inventory positions owned and pledged as collateral	55,651	57,478
Total financial instruments and other inventory positions owned	439,678	339,979

Fixed assets (net of accumulated depreciation and amortization of $88,785 and $75,759, respectively)	63,130	68,220
Goodwill	301,760	301,151
Intangible assets (net of accumulated amortization of $145,688 and $131,047, respectively)	120,996	135,637
Investments (including noncontrolling interests of $189,440 and $200,687, respectively)	270,228	285,726
Net deferred income tax assets	193,801	191,002
Right-of-use lease asset	70,387	87,730
Other assets	115,387	106,025
Total assets	$1,965,337	$2,181,557

Liabilities and Shareholders' Equity
Long-term financing	$125,000	$125,000
Payables to brokers, dealers and clearing organizations	11,829	4,622
Financial instruments and other inventory positions sold, but not yet purchased	140,846	60,836
Accrued compensation	294,596	565,738
Accrued lease liability	95,257	109,771
Other liabilities and accrued expenses	79,081	61,562
Total liabilities	746,609	927,529

Shareholders' equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at September 30, 2023 and December 31, 2022;
Shares issued: 19,551,769 at September 30, 2023 and 19,544,507 at December 31, 2022;
Shares outstanding: 15,122,192 at September 30, 2023 and 13,673,064 at December 31, 2022	195	195
Additional paid-in capital	984,732	1,044,719
Retained earnings	412,569	453,311
Less: Common stock held in treasury, at cost: 4,429,577 shares at September 30, 2023 and 5,871,443 shares at December 31, 2022	(361,146)	(441,653)
Accumulated other comprehensive loss	(1,974)	(2,499)
Total common shareholders' equity	1,034,376	1,054,073

Noncontrolling interests	184,352	199,955
Total shareholders' equity	1,218,728	1,254,028

Total liabilities and shareholders' equity	$1,965,337	$2,181,557
See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2023	2022	2023	2022
Revenues:
Investment banking	$211,666	$241,427	$580,037	$733,061
Institutional brokerage	90,493	89,711	274,644	299,215
Interest income	6,980	5,454	19,421	13,846
Investment income/(loss)	(17,108)	(2,190)	9,804	(4,328)

Total revenues	292,031	334,402	883,906	1,041,794

Interest expense	2,546	2,649	7,790	7,205

Net revenues	289,485	331,753	876,116	1,034,589

Non-interest expenses:
Compensation and benefits	207,282	232,966	595,880	720,782
Outside services	12,538	13,399	38,120	39,004
Occupancy and equipment	16,308	16,759	48,056	46,857
Communications	12,883	12,464	40,241	38,104
Marketing and business development	8,674	11,704	29,656	32,574
Deal-related expenses	6,653	8,017	20,172	21,869
Trade execution and clearance	4,864	5,155	14,632	15,081
Restructuring and integration costs	—	6,467	3,903	9,323
Intangible asset amortization	4,833	3,769	14,641	10,083
Other operating expenses	18,900	2,151	34,075	9,213

Total non-interest expenses	292,935	312,851	839,376	942,890

Income/(loss) before income tax expense	(3,450)	18,902	36,740	91,699

Income tax expense	10,227	8,169	2,340	28,533

Net income/(loss)	(13,677)	10,733	34,400	63,166

Net income/(loss) applicable to noncontrolling interests	(17,555)	(3,799)	934	(9,407)

Net income applicable to Piper Sandler Companies	$3,878	$14,532	$33,466	$72,573

Earnings per common share
Basic	$0.26	$1.05	$2.25	$5.15
Diluted	$0.22	$0.87	$1.95	$4.27

Dividends declared per common share	$0.60	$0.60	$3.05	$6.30

Weighted average number of common shares outstanding
Basic	15,105	13,775	14,895	14,089
Diluted	17,256	16,733	17,176	16,980

See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2023	2022	2023	2022
Net income/(loss)	$(13,677)	$10,733	$34,400	$63,166

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	(1,209)	(884)	525	(2,880)

Comprehensive income/(loss)	(14,886)	9,849	34,925	60,286

Comprehensive income/(loss) applicable to noncontrolling interests	(17,555)	(3,799)	934	(9,407)

Comprehensive income applicable to Piper Sandler Companies	$2,669	$13,648	$33,991	$69,693

See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

						Accumulated	Total
	Common		Additional			Other	Common		Total
(Amounts in thousands,	Shares	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
except share amounts)	Outstanding	Stock	Capital	Earnings	Stock	Loss	Equity	Interests	Equity
Balance at December 31, 2022	13,673,064	$195	$1,044,719	$453,311	$(441,653)	$(2,499)	$1,054,073	$199,955	$1,254,028
Net income	—	—	—	25,634	—	—	25,634	7,812	33,446
Dividends	—	—	—	(50,861)	—	—	(50,861)	—	(50,861)
Amortization/issuance of restricted stock (1)	—	—	67,682	—	—	—	67,682	—	67,682
Issuance of treasury shares for restricted stock vestings	1,584,696	—	(121,284)	—	121,284	—	—	—	—
Repurchase of common stock from employees	(426,031)	—	—	—	(60,831)	—	(60,831)	—	(60,831)
Shares reserved/issued for director compensation	1,398	—	192	—	—	—	192	—	192
Other comprehensive income	—	—	—	—	—	955	955	—	955
Fund capital distributions, net	—	—	—	—	—	—	—	(5,048)	(5,048)
Balance at March 31, 2023	14,833,127	$195	$991,309	$428,084	$(381,200)	$(1,544)	$1,036,844	$202,719	$1,239,563
Net income	—	—	—	3,954	—	—	3,954	10,677	14,631
Dividends	—	—	—	(13,271)	—	—	(13,271)	—	(13,271)
Amortization/issuance of restricted stock (1)	—	—	6,693	—	—	—	6,693	—	6,693
Issuance of treasury shares for restricted stock vestings	261,531	—	(21,158)	—	21,158	—	—	—	—
Repurchase of common stock from employees	(21,423)	—	—	—	(2,886)	—	(2,886)	—	(2,886)
Shares reserved/issued for director compensation	4,930	—	639	—	—	—	639	—	639
Other comprehensive income	—	—	—	—	—	779	779	—	779
Fund capital contributions, net	—	—	—	—	—	—	—	12,323	12,323
Balance at June 30, 2023	15,078,165	$195	$977,483	$418,767	$(362,928)	$(765)	$1,032,752	$225,719	$1,258,471
Net income/(loss)	—	—	—	3,878	—	—	3,878	(17,555)	(13,677)
Dividends	—	—	—	(10,076)	—	—	(10,076)	—	(10,076)
Amortization/issuance of restricted stock (1)	—	—	12,809	—	—	—	12,809	—	12,809
Issuance of treasury shares for restricted stock vestings	69,993	—	(5,685)	—	5,685	—	—	—	—
Repurchase of common stock from employees	(26,900)	—	—	—	(3,903)	—	(3,903)	—	(3,903)
Shares reserved/issued for director compensation	934	—	125	—	—	—	125	—	125
Other comprehensive loss	—	—	—	—	—	(1,209)	(1,209)	—	(1,209)
Fund capital distributions, net	—	—	—	—	—	—	—	(23,812)	(23,812)
Balance at September 30, 2023	15,122,192	$195	$984,732	$412,569	$(361,146)	$(1,974)	$1,034,376	$184,352	$1,218,728
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

See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(Amounts in thousands)	2023	2022
Operating Activities:
Net income	$34,400	$63,166
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of fixed assets	13,530	11,398
Deferred income taxes	(3,168)	(8,623)
Stock-based compensation	62,747	92,654
Amortization of intangible assets	14,641	10,083
Amortization of forgivable loans	7,722	6,717
Decrease/(increase) in operating assets:
Receivables from brokers, dealers and clearing organizations	(37,632)	22,328
Net financial instruments and other inventory positions owned	(19,689)	(122,552)
Investments	15,498	(24,030)
Other assets	893	(24,697)
Increase/(decrease) in operating liabilities:
Payables to brokers, dealers and clearing organizations	7,207	13,677
Accrued compensation	(246,241)	(420,730)
Other liabilities and accrued expenses	2,714	(5,069)

Net cash used in operating activities	(147,378)	(385,678)

Investing Activities:
Business acquisitions, net of cash acquired	—	(33,044)
Purchases of fixed assets, net	(8,288)	(24,547)

Net cash used in investing activities	(8,288)	(57,591)

Financing Activities:
Payment of cash dividend	(74,208)	(99,014)
Increase/(decrease) in noncontrolling interests	(16,537)	37,045
Repurchase of common stock	(67,620)	(185,802)

Net cash used in financing activities	(158,365)	(247,771)

Currency adjustment:
Effect of exchange rate changes on cash	282	(5,436)

Net decrease in cash and cash equivalents	(313,749)	(696,476)

Cash and cash equivalents at beginning of period	365,624	970,965

Cash and cash equivalents at end of period	$51,875	$274,489

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,750	$7,211
Income taxes	$21,646	$60,287
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

The purchase price of $66.3 million consisted of cash consideration of $64.6 million and contingent consideration of $1.7 million, as detailed in the net assets acquired table below. As part of the acquisition, the Company granted 368,957 restricted shares valued at $39.9 million on the acquisition date. The restricted shares are subject to graded vesting, beginning on the second anniversary of the acquisition date, so long as the applicable employee remains continuously employed by the Company for such period. Compensation expense is amortized on a straight-line basis over the requisite service period of five years. As discussed in Note 14, the Company also entered into acquisition-related compensation arrangements with certain employees of $17.4 million in restricted stock for retention purposes. These restricted shares are subject to ratable vesting and employees must fulfill service requirements in exchange for the rights to the restricted shares. Compensation expense is amortized on a straight-line basis over the requisite service period (a weighted average service period of 4.9 years). As both restricted share grants compensate employees for future services, the value of the shares was not part of the purchase price.

Additional cash of up to $25.0 million may be earned (the "DBO Earnout") if a net revenue target is achieved during the performance period from January 1, 2023 to December 31, 2024. Of the total amount, up to $20.0 million may be earned by former partners with no service requirements. The Company recorded a $1.7 million liability as of the acquisition date for the fair value of this contingent consideration, which was included in the purchase price. Adjustments to this liability after the acquisition date are recorded as non-compensation expense on the consolidated statements of operations. As of September 30, 2023, the Company does not expect the portion of the DBO Earnout with no service requirements will be earned. As a result, the Company recorded a $1.7 million reversal of other operating expenses for the three and nine months ended September 30, 2023 related to this additional cash payment. The remaining $5.0 million may be earned by certain employees, whom are now employees of the Company, in exchange for service requirements. As this amount compensates employees for future services, the value was not part of the purchase price. Amounts estimated to be payable, if any, will be recorded as compensation expense on the consolidated statements of operations over the requisite service period. As of September 30, 2023, the Company has no accrual recorded for the portion of the DBO Earnout with service requirements. If earned, the DBO Earnout will be paid by March 31, 2025.

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

Transaction costs of $0.5 million and $0.9 million were incurred for the three and nine months ended September 30, 2022, respectively, and are included in restructuring and integration costs on the consolidated statements of operations.

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

The purchase price of $34.1 million consisted of cash consideration of $32.5 million and contingent consideration of $1.6 million, as detailed in the net assets acquired table below. As part of the acquisition, the Company granted 64,077 restricted shares valued at $9.7 million on the acquisition date. The restricted shares are subject to graded vesting on the fourth and fifth anniversaries of the acquisition date, so long as the applicable employee remains continuously employed by the Company for the respective vesting period. As these shares contain service conditions, the value of the shares was not part of the purchase price. Compensation expense is amortized on a straight-line basis over the requisite service period of five years.

The Company also entered into acquisition-related compensation arrangements with certain employees of $10.7 million, which consisted of restricted stock ($7.5 million) and forgivable loans ($3.2 million), for retention purposes. As employees must fulfill service requirements in exchange for the rights to the restricted shares, compensation expense is amortized on a straight-line basis over the requisite service period (a weighted average service period of 3.4 years). See Note 14 for further discussion. The loans will be forgiven, so long as the applicable employee remains continuously employed for the loan term. Compensation expense is amortized on a straight-line basis over the respective loan term (a weighted average period of 3.6 years).

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Additional cash of up to $27.8 million may be earned if a net revenue target is achieved during the performance period from July 1, 2022 to December 31, 2023. Of the total amount, up to $6.0 million may be earned by Cornerstone Macro's equity owners with no service requirements. If earned, this amount will be paid by March 31, 2024. The Company recorded a $1.6 million liability as of the acquisition date for the fair value of this contingent consideration, which was included in the purchase price. Adjustments to this liability after the acquisition date are recorded as non-compensation expense on the consolidated statements of operations. As of September 30, 2023, the Company expects the maximum amount of $6.0 million will be earned and has accrued the full amount related to this additional cash payment. The remaining amount may be earned by the equity owners, whom are now employees of the Company, and certain employees in exchange for service requirements. As this amount compensates employees for future services, the value was not part of the purchase price. Amounts estimated to be payable, if any, will be recorded as compensation expense on the consolidated statements of operations over the requisite service period. If earned, amounts will be paid by June 30, 2025 and June 30, 2026. As of September 30, 2023, the Company has accrued $2.2 million related to this additional cash payment. The Company recorded $0.3 million and $0.5 million in compensation expense related to this additional cash payment for the nine months ended September 30, 2023 and 2022, respectively.

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

	Three Months Ended	Nine Months Ended
(Amounts in thousands)	September 30, 2022	September 30, 2022
Net revenues	$335,253	$1,102,571
Net income applicable to Piper Sandler Companies	3,025	67,313

Note 4 Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased

	September 30,	December 31,
(Amounts in thousands)	2023	2022
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$—	$1,490
Convertible securities	100,313	94,552
Fixed income securities	28,200	4,103
Municipal securities:
Taxable securities	40,954	28,389
Tax-exempt securities	148,480	151,465
Short-term securities	27,442	14,386
U.S. government agency securities	80,133	28,874
U.S. government securities	2,805	3,800
Derivative contracts	11,351	12,920
Total financial instruments and other inventory positions owned	$439,678	$339,979

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$41,012	$15,376
Fixed income securities	2,348	3,894
U.S. government agency securities	42,791	—
U.S. government securities	52,306	36,415
Derivative contracts	2,389	5,151
Total financial instruments and other inventory positions sold, but not yet purchased	$140,846	$60,836

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

At September 30, 2023 and December 31, 2022, financial instruments and other inventory positions owned in the amount of $55.7 million and $57.5 million, respectively, had been pledged as collateral for short-term financing arrangements.

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

Customer matched-book derivatives: The Company enters into interest rate derivative contracts in a principal capacity as a dealer to satisfy the financial needs of its customers. The Company simultaneously enters into an interest rate derivative contract with a third party for the same notional amount to hedge the interest rate and credit risk of the initial client interest rate derivative contract. In certain limited instances, the Company has only hedged interest rate risk with a third party, and retains uncollateralized credit risk as described below. The instruments use rates based upon the Secured Overnight Financing Rate ("SOFR") index, the Municipal Market Data ("MMD") index or the Securities Industry and Financial Markets Association ("SIFMA") index.

Trading securities derivatives: The Company enters into interest rate derivative contracts and uses U.S. treasury bond futures and options to hedge interest rate and market value risks primarily associated with its fixed income securities. These instruments use rates based upon the MMD, SOFR or SIFMA indices. The Company also enters into equity option contracts to hedge market value risk associated with its convertible securities.

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

	September 30, 2023			December 31, 2022
(Amounts in thousands)	Derivative	Derivative	Notional	Derivative	Derivative	Notional
Derivative Category	Assets (1)	Liabilities (2)	Amount	Assets (1)	Liabilities (2)	Amount
Interest rate
Customer matched-book	$35,119	$29,889	$1,354,993	$55,414	$49,838	$1,354,881
Trading securities	9,667	—	146,450	5,186	1,082	134,750
	$44,786	$29,889	$1,501,443	$60,600	$50,920	$1,489,631
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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The Company's derivative contracts do not qualify for hedge accounting; therefore, unrealized gains and losses are recorded on the consolidated statements of operations. The gains and losses on the related economically hedged inventory positions are not disclosed below as they are not in qualifying hedging relationships. The following table presents the Company's unrealized gains/(losses) on derivative instruments:

		Three Months Ended		Nine Months Ended
(Amounts in thousands)		September 30,		September 30,
Derivative Category	Operations Category	2023	2022	2023	2022
Interest rate derivative contract	Investment banking	$(230)	$(261)	$(240)	$(1,121)
Interest rate derivative contract	Institutional brokerage	8,540	4,112	5,463	15,795
		$8,310	$3,851	$5,223	$14,674

Credit risk associated with the Company's derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company's derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company's financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The majority of the Company's derivative contracts are substantially collateralized by its counterparties, who are major financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of a derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of September 30, 2023, the Company had $4.7 million of uncollateralized credit exposure with these counterparties (notional contract amount of $152.3 million), including $3.4 million of uncollateralized credit exposure with one counterparty.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company's Level III financial instruments as of September 30, 2023:

	Valuation			Weighted
	Technique	Unobservable Input	Range	Average (1)
Assets
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	Discounted cash flow	Expected recovery rate (% of par) (3)	0 - 25%	13.4%
		Current yield (3)	10%	10%
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve in basis points ("bps") (3)	1 - 44 bps	21.8 bps
Investments at fair value:
Equity securities in private companies (2)	Market approach	Revenue multiple (3)	1 - 8 times	5.1 times
		EBITDA multiple (3)	11 - 17 times	14.6 times
		Market comparable valuation multiple (3)	1 - 2 times	1.4 times
	Discounted cash flow	Discount rate (4)	19 - 25%	21.0%

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve in bps (4)	3 - 21 bps	13.5 bps
(1)Unobservable inputs were weighted by the relative fair value of the financial instruments.
(2)As of September 30, 2023, the Company had $204.2 million of Level III investments at fair value, of which $52.8 million, or 25.9 percent, was valued based on a recent round of independent financing.
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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the valuation of the Company's financial instruments by pricing observability levels defined in FASB Accounting Standards Codification Topic 820, "Fair Value Measurement" ("ASC 820") as of September 30, 2023:

				Counterparty
				and Cash
				Collateral
(Amounts in thousands)	Level I	Level II	Level III	Netting (1)	Total
Assets
Financial instruments and other inventory positions owned:
Corporate securities:
Convertible securities	$—	$100,313	$—	$—	$100,313
Fixed income securities	—	28,200	—	—	28,200
Municipal securities:
Taxable securities	—	40,954	—	—	40,954
Tax-exempt securities	—	144,805	3,675	—	148,480
Short-term securities	—	27,442	—	—	27,442
U.S. government agency securities	—	80,133	—	—	80,133
U.S. government securities	2,805	—	—	—	2,805
Derivative contracts	—	32,580	12,206	(33,435)	11,351
Total financial instruments and other inventory positions owned	2,805	454,427	15,881	(33,435)	439,678

Cash equivalents	28,056	—	—	—	28,056

Investments at fair value (2)	53,937	—	204,173	—	258,110
Total assets	$84,798	$454,427	$220,054	$(33,435)	$725,844

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$41,012	$—	$—	$—	$41,012
Fixed income securities	—	2,348	—	—	2,348
U.S. government agency securities	—	42,791	—	—	42,791
U.S. government securities	52,306	—	—	—	52,306
Derivative contracts	—	26,815	3,074	(27,500)	2,389
Total financial instruments and other inventory positions sold, but not yet purchased	$93,318	$71,954	$3,074	$(27,500)	$140,846
(1)Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.
(2)Includes noncontrolling interests of $189.4 million attributable to unrelated third party ownership in consolidated alternative asset management funds.

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

The Company's Level III assets were $220.1 million (including noncontrolling interests of $160.4 million) and $200.5 million (including noncontrolling interests of $148.7 million), or 30.3 percent and 21.4 percent of financial instruments measured at fair value at September 30, 2023 and December 31, 2022, respectively. There were $14.7 million of transfers of financial assets out of Level III for the nine months ended September 30, 2023, primarily due to unobservable inputs becoming observable.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following tables summarize the changes in fair value associated with Level III financial instruments held at the beginning or end of the periods presented:

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	June 30,			Transfers	Transfers	gains/	gains/	September 30,	September 30,
(Amounts in thousands)	2023	Purchases	Sales	in	out	(losses)	(losses)	2023	2023
Assets
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	$3,890	$—	$—	$—	$—	$—	$(215)	$3,675	$(215)
Derivative contracts	1,327	105	(190)	—	—	85	10,879	12,206	11,255
Total financial instruments and other inventory positions owned	5,217	105	(190)	—	—	85	10,664	15,881	11,040

Investments at fair value	208,837	9,539	(19,001)	—	—	14,001	(9,203)	204,173	4,810
Total assets	$214,054	$9,644	$(19,191)	$—	$—	$14,086	$1,461	$220,054	$15,850

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$730	$—	$60	$—	$—	$(60)	$2,344	$3,074	$3,035
Total financial instruments and other inventory positions sold, but not yet purchased	$730	$—	$60	$—	$—	$(60)	$2,344	$3,074	$3,035

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	June 30,			Transfers	Transfers	gains/	gains/	September 30,	September 30,
(Amounts in thousands)	2022	Purchases	Sales	in	out	(losses)	(losses)	2022	2022
Assets
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	$259	$—	$—	$—	$—	$—	$8	$267	$8
Derivative contracts	12,123	200	(2,338)	—	—	2,138	3,452	15,575	6,848
Total financial instruments and other inventory positions owned	12,382	200	(2,338)	—	—	2,138	3,460	15,842	6,856

Investments at fair value	169,016	13,577	—	—	—	—	(3,685)	178,908	(3,685)
Total assets	$181,398	$13,777	$(2,338)	$—	$—	$2,138	$(225)	$194,750	$3,171

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$1,615	$(655)	$—	$—	$—	$655	$(660)	$955	$955
Total financial instruments and other inventory positions sold, but not yet purchased	$1,615	$(655)	$—	$—	$—	$655	$(660)	$955	$955

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	September 30,	September 30,
(Amounts in thousands)	2022	Purchases	Sales	in	out	(losses)	(losses)	2023	2023
Assets
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	$3,887	$—	$—	$—	$—	$—	$(212)	$3,675	$(212)
Derivative contracts	4,756	25	(2,468)	—	—	2,443	7,450	12,206	12,206
Total financial instruments and other inventory positions owned	8,643	25	(2,468)	—	—	2,443	7,238	15,881	11,994

Investments at fair value	191,845	28,675	(25,748)	—	(14,691)	13,273	10,819	204,173	15,429
Total assets	$200,488	$28,700	$(28,216)	$—	$(14,691)	$15,716	$18,057	$220,054	$27,423

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$1,082	$(1,493)	$140	$—	$—	$1,353	$1,992	$3,074	$3,074
Total financial instruments and other inventory positions sold, but not yet purchased	$1,082	$(1,493)	$140	$—	$—	$1,353	$1,992	$3,074	$3,074

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	September 30,	September 30,
(Amounts in thousands)	2021	Purchases	Sales	in	out	(losses)	(losses)	2022	2022
Assets
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	$247	$—	$—	$—	$—	$—	$20	$267	$20
Derivative contracts	726	450	—	—	—	(450)	14,849	15,575	15,575
Total financial instruments and other inventory positions owned	973	450	—	—	—	(450)	14,869	15,842	15,595

Investments at fair value	142,286	53,250	(18,252)	—	(172)	12,936	(11,140)	178,908	1,734
Total assets	$143,259	$53,700	$(18,252)	$—	$(172)	$12,486	$3,729	$194,750	$17,329

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$1,898	$—	$680	$—	$—	$(680)	$(943)	$955	$955
Total financial instruments and other inventory positions sold, but not yet purchased	$1,898	$—	$680	$—	$—	$(680)	$(943)	$955	$955

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

Note 6 Variable Interest Entities ("VIEs")

The Company has investments in and/or acts as the managing partner of various partnerships and limited liability companies. These entities were established for the purpose of investing in securities of public or private companies, and were initially financed through the capital commitments or seed investments of the members.

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

Consolidated VIEs

The Company's consolidated VIEs at September 30, 2023 included certain alternative asset management funds in which the Company has an investment and, as the managing partner, is deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds.

The following table presents information about the carrying value of the assets and liabilities of the VIEs that are consolidated by the Company and included on the consolidated statements of financial condition at September 30, 2023. The assets can only be used to settle the liabilities of the respective VIE, and the creditors of the VIEs do not have recourse to the general credit of the Company. These VIEs have a combined $56.0 million of bank line financing available with interest rates based on SOFR plus an applicable margin. The assets and liabilities are presented prior to consolidation, and thus a portion of these assets and liabilities is eliminated in consolidation.

Alternative Asset
(Amounts in thousands)	Management Funds
Assets
Investments	$240,666
Other assets	623
Total assets	$241,289

Liabilities
Other liabilities and accrued expenses	$6,199
Total liabilities	$6,199

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Nonconsolidated VIEs

The Company determined it is not the primary beneficiary of certain VIEs and, accordingly, does not consolidate them. These VIEs had net assets approximating $1.2 billion at September 30, 2023 and December 31, 2022. The Company's exposure to loss from these VIEs is $12.1 million, which is the carrying value of its capital contributions recorded in investments on the consolidated statements of financial condition at September 30, 2023. The Company had no liabilities related to these VIEs at September 30, 2023 and December 31, 2022. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of September 30, 2023.

Note 7 Receivables from and Payables to Brokers, Dealers and Clearing Organizations

	September 30,	December 31,
(Amounts in thousands)	2023	2022
Receivable from clearing organizations	$317,768	$285,957
Receivable from brokers and dealers	17,020	10,942
Other	3,307	3,564
Total receivables from brokers, dealers and clearing organizations	$338,095	$300,463

	September 30,	December 31,
(Amounts in thousands)	2023	2022
Payable to brokers and dealers	$11,829	$4,622
Total payables to brokers, dealers and clearing organizations	$11,829	$4,622

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

Note 8 Investments

The Company's investments include investments in private companies and partnerships.

	September 30,	December 31,
(Amounts in thousands)	2023	2022
Investments at fair value	$258,110	$273,892
Investments at cost	281	509
Investments accounted for under the equity method	11,837	11,325
Total investments	270,228	285,726

Less: Investments attributable to noncontrolling interests (1)	(189,440)	(200,687)
	$80,788	$85,039
(1)Noncontrolling interests are attributable to unrelated third party ownership in consolidated alternative asset management funds.

At September 30, 2023, investments carried on a cost basis had an estimated fair market value of $0.3 million. Because valuation estimates were based upon management's judgment, investments carried at cost would be categorized as Level III assets in the fair value hierarchy, if they were carried at fair value.

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

Note 9 Other Assets

	September 30,	December 31,
(Amounts in thousands)	2023	2022
Fee receivables	$46,467	$42,645
Forgivable loans, net	15,190	20,667
Prepaid expenses	22,791	18,664
Income tax receivables	14,715	—
Other (1)	16,224	24,049
Total other assets	$115,387	$106,025
(1)As of December 31, 2022, the Company had a $7.5 million financing receivable included in other assets. This balance was written off in the second quarter of 2023 as it was deemed uncollectible. The write-off is included in other operating expenses on the consolidated statements of operations.

Note 10 Short-Term Financing

The Company has an unsecured $75 million revolving credit facility with U.S. Bank N.A. The credit agreement will terminate on December 19, 2025, unless otherwise terminated, and is subject to a one-year extension exercisable at the option of the Company. This credit facility includes customary events of default and covenants that, among other things, require the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital of $120 million, limit the Company's leverage ratio, require maintenance of a minimum ratio of operating cash flow to fixed charges, and impose certain limitations on the Company's ability to make acquisitions and make payments on its capital stock. At September 30, 2023, there were no advances against this credit facility.

The Company's committed short-term bank line financing at September 30, 2023 consisted of a one-year $80 million committed revolving credit facility with U.S. Bank N.A., which has been renewed annually in the fourth quarter of each year since 2008. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital of $120 million, and the unpaid principal amount of all advances under this facility will be due on December 8, 2023. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis. At September 30, 2023, the Company had no advances against this line of credit.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The Company accrues for potential losses resulting from pending and potential legal actions, investigations and regulatory proceedings when such losses are probable and reasonably estimable. In many cases, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount or range of any potential loss, particularly where proceedings may be in relatively early stages or where plaintiffs are seeking substantial or indeterminate damages. Matters frequently need to develop before a probability of loss can be determined or range of loss can reasonably be estimated. Given uncertainties regarding the timing, scope, volume and outcome of pending and potential legal actions, investigations and regulatory proceedings and other factors, the amounts of accruals and ranges of reasonably possible losses are difficult to determine and of necessity subject to future revision. Subject to the foregoing, management of the Company believes, based on currently available information, after consultation with outside legal counsel and taking into account any prior accruals, that pending legal actions, investigations and regulatory proceedings will be resolved with no material adverse effect on the consolidated statements of financial condition, results of operations or cash flows of the Company, except as described in the next paragraph.

The SEC is conducting an investigation of the Company regarding compliance with recordkeeping requirements for business-related communications sent over unapproved electronic messaging channels. The SEC has brought several recent enforcement actions relating to recordkeeping practices, and it is currently conducting numerous similar investigations of other registered broker dealers and registered investment advisors. The Company is cooperating with the investigation. Currently, the Company is engaged in settlement negotiations with the SEC to resolve this investigation and anticipates that the resolution will include the payment of a civil money penalty. As of September 30, 2023, the Company accrued $15.0 million as an estimated civil penalty related to this investigation, which is included in other operating expenses on the consolidated statements of operations for the three and nine months ended September 30, 2023. The Company is also cooperating with a similar investigation being conducted by the Commodity Futures Trading Commission (the "CFTC"). The Company has not accrued a loss contingency related to the CFTC investigation because it is neither probable nor reasonably estimable at this time.

If during any period a potential adverse contingency becomes probable or is resolved for an amount in excess of the established accrual, the results of operations and cash flows in that period and the financial condition as of the end of that period could be materially adversely affected. At September 30, 2023, the high end of the range of reasonably estimable losses in excess of amounts accrued was approximately $5.0 million. In addition, there can be no assurance that material losses will not be incurred from claims that have not yet been brought to the Company's attention or are not yet determined to be reasonably possible.

Note 12 Restructuring and Integration Costs

The Company incurred the following restructuring and integration costs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2023	2022	2023	2022
Vacated leased office space	$—	$5,548	$896	$5,548
Severance, benefits and outplacement	—	(53)	2,937	535
Total restructuring costs	—	5,495	3,833	6,083

Integration costs	—	972	70	3,240

Total restructuring and integration costs	$—	$6,467	$3,903	$9,323

Note 13 Shareholders' Equity

Dividends

The Company's current dividend policy is intended to return a metric based on fiscal year net income to its shareholders. The Company's board of directors determines the declaration and payment of dividends and is free to change the Company's dividend policy at any time.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

During the nine months ended September 30, 2023, the Company declared and paid quarterly cash dividends on its common stock, aggregating $1.80 per share, and a special cash dividend on its common stock of $1.25 per share. The special cash dividend related to the Company's fiscal year 2022 results. Total dividends paid, including accrued forfeitable dividends paid on restricted stock vestings, were $74.2 million for the nine months ended September 30, 2023.

On October 27, 2023, the board of directors declared a quarterly cash dividend on its common stock of $0.60 per share to be paid on December 8, 2023, to shareholders of record as of the close of business on November 21, 2023.

Share Repurchases

The Company purchases shares of common stock pursuant to share repurchase programs authorized by the Company's board of directors. The Company also purchases shares of common stock from restricted stock award recipients upon the award vesting or as recipients sell shares to meet their employment tax obligations.

The following table summarizes the repurchase programs authorized by the Company's board of directors:

Effective Date	Authorized Amount	Expiration Date	Remaining Authorization at September 30, 2023
May 6, 2022	$150.0 million	December 31, 2024	$138.2 million
January 1, 2022	$150.0 million	December 31, 2023	$—

The following table summarizes the Company's repurchase activity:

	Nine Months Ended
	September 30,
	2023	2022
Shares repurchased pursuant to repurchase authorizations
Common shares repurchased	—	1,245,013
Aggregate purchase price (in millions)	$—	$161.8
Average price per share	$—	$129.95

Shares repurchased from employees related to employment tax obligations
Common shares repurchased	474,354	161,364
Aggregate purchase price (in millions)	$67.6	$24.0
Average price per share	$142.55	$148.82

Issuance of Shares

The Company issues common shares out of treasury stock as a result of employee restricted share vesting and exercise transactions as discussed in Note 14. During the nine months ended September 30, 2023 and 2022, the Company issued 1,916,220 shares and 929,770 shares, respectively, related to these obligations.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Ownership interests in entities held by parties other than the Company's common shareholders are presented as noncontrolling interests within shareholders' equity, separate from the Company's own equity. Revenues, expenses and net income or loss are reported on the consolidated statements of operations on a consolidated basis, which includes amounts attributable to both the Company's common shareholders and noncontrolling interests. Net income or loss is then allocated between the Company and noncontrolling interests based upon their relative ownership interests. Net income applicable to noncontrolling interests is deducted from consolidated net income to determine net income applicable to the Company. The Company does not have other comprehensive income or loss attributed to noncontrolling interests.

Note 14 Compensation Plans

Stock-Based Compensation Plans

The Company has three outstanding stock-based compensation plans: the Amended and Restated 2003 Annual and Long-Term Incentive Plan (the "Incentive Plan"), the 2020 Employment Inducement Award Plan (the "2020 Inducement Plan") and the 2022 Employment Inducement Award Plan (the "2022 Inducement Plan"). The Company's equity awards are recognized on the consolidated statements of operations at grant date fair value over the service period of the award, less forfeitures.

The following table provides a summary of the Company's outstanding equity awards (in shares or units, as applicable) as of September 30, 2023:

Restricted stock related to compensation plans
Annual grants	742,431
Sign-on grants	91,914
Inducement grants	61,806

2020 Inducement Plan	564,792

2022 Inducement Plan	160,568

Total restricted stock related to compensation plans	1,621,511

Restricted stock related to acquisitions (1)	1,044,452

Total restricted stock	2,665,963

Restricted stock units	181,193

Stock options	156,667
(1)Includes restricted stock with service conditions issued in conjunction with all acquisitions since January 1, 2020. See Note 3 for further discussion.

Incentive Plan

The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company's employees and directors for up to 10.9 million shares of common stock (1.9 million shares remained available for future issuance under the Incentive Plan as of September 30, 2023). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant's death, and at the discretion of the compensation committee of the Company's board of directors.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The fair value of the performance condition portion of the award was based on the closing price of the Company's common stock on the grant date. If the Company determines that it is probable that the performance condition will be achieved, compensation expense is amortized on a straight-line basis over the 36-month performance period. The Company reevaluates achievement of the performance condition by grant year each reporting period with changes in estimated outcomes accounted for using a cumulative effect adjustment to compensation expense. Compensation expense will be recognized only if the performance condition is met. Employees forfeit unvested restricted stock units upon termination of employment with a corresponding reversal of compensation expense. As of September 30, 2023, the expected payout leverage for the performance condition portion of the award by grant year is as follows:

Expected Payout
Grant Year	Leverage
2023	47%
2022	—%
2021	75%

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

The Company established the 2019 Employment Inducement Award Plan (the "2019 Inducement Plan") in conjunction with its acquisition of Weeden & Co. L.P. ("Weeden & Co."). On August 2, 2019, the Company granted $7.3 million (97,752 shares) in restricted stock. These restricted shares were subject to graded vesting through August 2, 2023. The Company terminated the 2019 Inducement Plan in August 2023.

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

Stock-Based Compensation Activity

The following table summarizes the Company's stock-based compensation activity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in millions)	2023	2022	2023	2022
Stock-based compensation expense	$21.5	$32.2	$61.6	$91.5
Forfeitures	0.2	1.2	1.0	1.5
Tax benefit related to stock-based compensation expense	3.3	3.5	11.4	10.6

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the changes in the Company's unvested restricted stock:

	Unvested	Weighted Average
	Restricted Stock	Grant Date
	(in Shares)	Fair Value
December 31, 2022	4,219,826	$92.43
Granted	304,077	153.94
Vested	(1,836,173)	84.56
Canceled	(21,767)	150.20
September 30, 2023	2,665,963	$104.40

The following table summarizes the changes in the Company's unvested restricted stock units:

	Unvested	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
December 31, 2022	188,328	$115.16
Granted	48,931	177.75
Vested	(56,066)	86.01
Canceled	—	—
September 30, 2023	181,193	$141.08
As of September 30, 2023, there was $100.7 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 2.9 years.

The following table summarizes the changes in the Company's outstanding stock options:

			Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
December 31, 2022	81,667	$99.00	5.1	$2,547,194
Granted	75,000	170.76
Exercised	—	—
Canceled	—	—
Expired	—	—
September 30, 2023	156,667	$133.35	6.8	$3,781,999

Options exercisable at September 30, 2023	81,667	$99.00	4.4	$3,781,999

As of September 30, 2023, there was $3.1 million of unrecognized compensation cost related to stock options expected to be recognized over a weighted average period of 4.4 years.

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

Nonqualified Deferred Compensation Plan

The nonqualified deferred compensation plan is an unfunded plan which allows certain highly compensated employees, at their election, to defer a portion of their compensation. This plan was closed to future deferral elections by participants for performance periods beginning after December 31, 2017. The amounts deferred under this plan are held in a grantor trust. The Company invests, as a principal, in investments to economically hedge its obligation under the nonqualified deferred compensation plan. The investments in the grantor trust consist of mutual funds which are categorized as Level I in the fair value hierarchy. These investments totaled $17.0 million and $15.9 million as of September 30, 2023 and December 31, 2022, respectively, and are included in investments on the consolidated statements of financial condition. A corresponding deferred compensation liability is included in accrued compensation on the consolidated statements of financial condition. The compensation deferred by the employees was expensed in the period earned. Changes in the fair value of the investments made by the Company are reported in investment income and changes in the corresponding deferred compensation liability are reflected as compensation and benefits expense on the consolidated statements of operations.

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

In the third quarter of 2023, the Company paid $10.0 million related to the acquisition of Valence (the "Valence Earnout"). The Company recorded $0.5 million and $1.1 million in compensation expense related to the Valence Earnout for the three months ended September 30, 2023 and 2022, respectively, and $2.2 million and $4.2 million for the nine months ended September 30, 2023 and 2022, respectively.

If earned, the amount related to the acquisition of TRS (the "TRS Earnout") will be paid by April 3, 2024. As of September 30, 2023, the Company expects the maximum amount of $7.0 million will be earned and has accrued $5.9 million related to this additional cash payment. The Company recorded $0.5 million in compensation expense related to the TRS Earnout for the three months ended September 30, 2023 and 2022, and $1.6 million for the nine months ended September 30, 2023 and 2022.

The Company also granted $10.1 million in restricted cash in conjunction with the 2019 acquisition of Weeden & Co. for retention purposes. Compensation expense was amortized on a straight-line basis over the requisite service period. The restricted cash award was subject to graded vesting, beginning on the third anniversary of the grant date through August 2, 2023. The final payment was made in the third quarter of 2023.

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

The computation of EPS is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2023	2022	2023	2022
Net income applicable to Piper Sandler Companies	$3,878	$14,532	$33,466	$72,573

Shares for basic and diluted calculations:
Average shares used in basic computation	15,105	13,775	14,895	14,089
Stock options	26	11	24	16
Restricted stock units	167	174	155	194
Restricted shares	1,959	2,773	2,103	2,681
Average shares used in diluted computation	17,256	16,733	17,176	16,980

Earnings per common share:
Basic	$0.26	$1.05	$2.25	$5.15
Diluted	$0.22	$0.87	$1.95	$4.27

The anti-dilutive effects from stock options and restricted shares were immaterial for the three and nine months ended September 30, 2023 and 2022.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)
Note 16 Revenues and Business Information

The Company's activities as an investment bank and institutional securities firm constitute a single business segment. The substantial majority of the Company's net revenues and long-lived assets are located in the U.S.

Reportable financial results are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2023	2022	2023	2022
Investment banking
Advisory services	$154,560	$174,805	$424,999	$555,364
Corporate financing	37,171	40,103	100,899	88,526
Municipal financing	19,935	26,519	54,139	89,171
Total investment banking	211,666	241,427	580,037	733,061

Institutional brokerage
Equity brokerage	50,243	52,685	154,509	153,865
Fixed income services	40,250	37,026	120,135	145,350
Total institutional brokerage	90,493	89,711	274,644	299,215

Interest income	6,980	5,454	19,421	13,846
Investment income/(loss)	(17,108)	(2,190)	9,804	(4,328)

Total revenues	292,031	334,402	883,906	1,041,794

Interest expense	2,546	2,649	7,790	7,205

Net revenues	289,485	331,753	876,116	1,034,589

Non-interest expenses	292,935	312,851	839,376	942,890

Pre-tax income/(loss)	$(3,450)	$18,902	$36,740	$91,699

Pre-tax margin	(1.2)%	5.7%	4.2%	8.9%

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

At September 30, 2023, net capital calculated under the SEC rule was $156.6 million, and exceeded the minimum net capital required under the SEC rule by $155.6 million.

The Company's committed short-term credit facility, revolving credit facility and its Class B senior notes include covenants requiring Piper Sandler to maintain a minimum regulatory net capital of $120 million. The Company's fully disclosed clearing agreement with Pershing includes a covenant requiring Piper Sandler to maintain excess net capital of $120 million.

Piper Sandler Ltd., a broker dealer subsidiary registered in the United Kingdom, is subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority. As of September 30, 2023, Piper Sandler Ltd. was in compliance with the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority.

Piper Sandler Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At September 30, 2023, Piper Sandler Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Note 18 Subsequent Event

In 2019, the Company entered into unsecured fixed rate senior notes with certain entities advised by Pacific Investment Management Company ("PIMCO"). The outstanding balance of the Class B Notes was $125 million at September 30, 2023 and December 31, 2022. The Class B Notes were repaid in full by the Company upon maturity on October 15, 2023.

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

Explanation of Non-GAAP Financial Measures

We have included financial measures that are not prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). These non-GAAP financial measures include adjustments to exclude (1) investment (income)/loss and non-compensation expenses related to noncontrolling interests, (2) interest expense on long-term financing from net revenues, (3) amortization of intangible assets related to acquisitions, (4) compensation and non-compensation expenses from acquisition-related agreements, (5) restructuring and integration costs related to acquisitions and/or headcount reductions and (6) the income tax expense/(benefit) allocated to the adjustments. For the three and nine months ended September 30, 2023, the U.S. GAAP financial measures include $16.4 million of non-compensation expenses related to a potential regulatory settlement with the SEC regarding recordkeeping requirements for business-related communications. We anticipate the resolution of this matter will include the payment of a civil money penalty and have accrued an estimated civil penalty of $15.0 million, which is included in other operating expenses on the consolidated statements of operations. Additionally, we have incurred $1.4 million of related outside services expenses. The non-GAAP financial measures for the three and nine months ended September 30, 2023 exclude the non-compensation expenses related to this potential regulatory settlement. The adjusted weighted average diluted shares outstanding used in the calculation of non-GAAP earnings per diluted common share contains an adjustment to include the common shares for unvested restricted stock awards with service conditions granted pursuant to all acquisitions since January 1, 2020. These adjustments affect the following financial measures: net revenues, compensation expenses, non-compensation expenses, income tax expense, net income applicable to Piper Sandler Companies, earnings per diluted common share, total non-interest expenses, pre-tax income/(loss) and pre-tax margin. Management believes that presenting these results and measures on an adjusted basis in conjunction with the corresponding U.S. GAAP measures provides the most meaningful basis for comparison of our operating results across periods and enhances the overall understanding of our current financial performance by excluding certain items that may not be indicative of our core operating results. The non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of financial performance prepared in accordance with U.S. GAAP.

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

Financial Highlights

	Three Months Ended			Nine Months Ended
(Amounts in thousands, except per share data)	Sept. 30,	Sept. 30,	2023	Sept. 30,	Sept. 30,	2023
	2023	2022	v2022	2023	2022	v2022
U.S. GAAP
Net revenues	$289,485	$331,753	(12.7)%	$876,116	$1,034,589	(15.3)%
Compensation and benefits	207,282	232,966	(11.0)	595,880	720,782	(17.3)
Non-compensation expenses	85,653	79,885	7.2	243,496	222,108	9.6
Income/(loss) before income tax expense	(3,450)	18,902	N/M	36,740	91,699	(59.9)
Net income applicable to Piper Sandler Companies	3,878	14,532	(73.3)	33,466	72,573	(53.9)
Earnings per diluted common share	$0.22	$0.87	(74.7)	$1.95	$4.27	(54.3)

Ratios and margin
Compensation ratio	71.6%	70.2%		68.0%	69.7%
Non-compensation ratio	29.6%	24.1%		27.8%	21.5%
Pre-tax margin	(1.2)%	5.7%		4.2%	8.9%
Effective tax rate	(296.4)%	43.2%		6.4%	31.1%

Non-GAAP(1)
Adjusted net revenues	$306,208	$335,406	(8.7)%	$872,804	$1,042,841	(16.3)%
Adjusted compensation and benefits	195,724	209,611	(6.6)	555,832	652,519	(14.8)
Adjusted non-compensation expenses	63,760	67,878	(6.1)	203,096	196,672	3.3
Adjusted operating income	46,724	57,917	(19.3)	113,876	193,650	(41.2)
Adjusted net income applicable to Piper Sandler Companies	31,477	40,858	(23.0)	94,019	141,478	(33.5)
Adjusted earnings per diluted common share	$1.76	$2.32	(24.1)	$5.24	$7.93	(33.9)

Adjusted ratios and margin
Adjusted compensation ratio	63.9%	62.5%		63.7%	62.6%
Adjusted non-compensation ratio	20.8%	20.2%		23.3%	18.9%
Adjusted operating margin	15.3%	17.3%		13.0%	18.6%
Adjusted effective tax rate	30.2%	27.4%		13.7%	25.1%
N/M — Not meaningful

See the "Results of Operations" section for additional information.

(1)Reconciliation of U.S. GAAP to adjusted non-GAAP financial information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2023	2022	2023	2022
Net revenues:
Net revenues – U.S. GAAP basis	$289,485	$331,753	$876,116	$1,034,589
Adjustments:
Investment (income)/loss related to noncontrolling interests	15,098	2,028	(8,187)	3,377
Interest expense on long-term financing	1,625	1,625	4,875	4,875
Adjusted net revenues	$306,208	$335,406	$872,804	$1,042,841

Compensation and benefits:
Compensation and benefits – U.S. GAAP basis	$207,282	$232,966	$595,880	$720,782
Adjustment:
Compensation from acquisition-related agreements	(11,558)	(23,355)	(40,048)	(68,263)
Adjusted compensation and benefits	$195,724	$209,611	$555,832	$652,519

Non-compensation expenses:
Non-compensation expenses – U.S. GAAP basis	$85,653	$79,885	$243,496	$222,108
Adjustments:
Non-compensation expenses related to noncontrolling interests	(2,457)	(1,771)	(7,253)	(6,030)
Restructuring and integration costs	—	(6,467)	(3,903)	(9,323)
Amortization of intangible assets related to acquisitions	(4,833)	(3,769)	(14,641)	(10,083)
Non-compensation expenses from acquisition-related agreements	1,760	—	1,760	—
Non-compensation expenses from potential regulatory settlement	(16,363)	—	(16,363)	—
Adjusted non-compensation expenses	$63,760	$67,878	$203,096	$196,672

Income/(loss) before income tax expense:
Income/(loss) before income tax expense – U.S. GAAP basis	$(3,450)	$18,902	$36,740	$91,699
Adjustments:
Investment (income)/loss related to noncontrolling interests	15,098	2,028	(8,187)	3,377
Interest expense on long-term financing	1,625	1,625	4,875	4,875
Non-compensation expenses related to noncontrolling interests	2,457	1,771	7,253	6,030
Compensation from acquisition-related agreements	11,558	23,355	40,048	68,263
Restructuring and integration costs	—	6,467	3,903	9,323
Amortization of intangible assets related to acquisitions	4,833	3,769	14,641	10,083
Non-compensation expenses from acquisition-related agreements	(1,760)	—	(1,760)	—
Non-compensation expenses from potential regulatory settlement	16,363	—	16,363	—
Adjusted operating income	$46,724	$57,917	$113,876	$193,650
Interest expense on long-term financing	(1,625)	(1,625)	(4,875)	(4,875)
Adjusted income before adjusted income tax expense	$45,099	$56,292	$109,001	$188,775

Income tax expense:
Income tax expense – U.S. GAAP basis	$10,227	$8,169	$2,340	$28,533
Tax effect of adjustments:
Compensation from acquisition-related agreements	2,250	4,981	7,960	14,485
Restructuring and integration costs	—	1,483	1,007	1,926
Amortization of intangible assets related to acquisitions	1,247	801	3,777	2,353
Non-compensation expenses from acquisition-related agreements	(454)	—	(454)	—
Non-compensation expenses from potential regulatory settlement	352	—	352	—
Adjusted income tax expense	$13,622	$15,434	$14,982	$47,297

Net income applicable to Piper Sandler Companies:
Net income applicable to Piper Sandler Companies – U.S. GAAP basis	$3,878	$14,532	$33,466	$72,573
Adjustments:
Compensation from acquisition-related agreements	9,308	18,374	32,088	53,778
Restructuring and integration costs	—	4,984	2,896	7,397
Amortization of intangible assets related to acquisitions	3,586	2,968	10,864	7,730
Non-compensation expenses from acquisition-related agreements	(1,306)	—	(1,306)	—
Non-compensation expenses from potential regulatory settlement	16,011	—	16,011	—
Adjusted net income applicable to Piper Sandler Companies	$31,477	$40,858	$94,019	$141,478

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2023	2022	2023	2022
Earnings per diluted common share:
Earnings per diluted common share – U.S. GAAP basis	$0.22	$0.87	$1.95	$4.27
Adjustment for inclusion of unvested acquisition-related stock	(0.06)	(0.12)	(0.23)	(0.41)
	$0.16	$0.75	$1.72	$3.86
Adjustments:
Compensation from acquisition-related agreements	0.54	1.09	1.87	3.17
Restructuring and integration costs	—	0.30	0.17	0.44
Amortization of intangible assets related to acquisitions	0.21	0.18	0.63	0.46
Non-compensation expenses from acquisition-related agreements	(0.08)	—	(0.08)	—
Non-compensation expenses from potential regulatory settlement	0.93	—	0.93	—
Adjusted earnings per diluted common share	$1.76	$2.32	$5.24	$7.93

Weighted average diluted common shares outstanding:
Weighted average diluted common shares outstanding – U.S. GAAP basis	17,256	16,733	17,176	16,980
Adjustment:
Unvested acquisition-related restricted stock with service conditions	673	853	764	871
Adjusted weighted average diluted common shares outstanding	17,929	17,586	17,940	17,851

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

Outlook for the Remainder of 2023

We believe U.S. monetary policy will remain a factor impacting the economy and financial markets throughout the remainder of the year and into 2024. The U.S. Federal Reserve further increased its short-term benchmark interest rate in the third quarter of 2023 and is expected to hold rates at a higher level for some time as it continues its tightening measures. Higher interest rates and persistent inflation combined with labor shortages, and tightened commercial bank lending standards continue to strain the economy. While these factors contributed to economic uncertainty and muted activity in the financial markets, client activity incrementally improved during the third quarter of 2023. Geopolitical concerns, including the conflicts in the Middle East and eastern Europe, could negatively impact financial market activity in the fourth quarter and into 2024.

Despite the continued macroeconomic uncertainty, there was an improvement in the mergers and acquisitions ("M&A") and debt advisory markets during the quarter. We have a number of large announced deals that are expected to close by the end of 2023 and, absent events that could cause a delay in the closing of these and other transactions in our pipeline, we expect that advisory services revenues for the fourth quarter of 2023 will continue to show sequential improvement.

While equity financing activity improved relative to the prior year, the market activity continues to remain below historical levels. Our corporate financing activity during October has been similar to our third quarter of 2023 run rate.

The equity markets experienced lower average volatility and moderated volumes during the third quarter of 2023. Despite the softer market conditions, we performed well driven by our quality research services and the broad capabilities of our platform. Our client research votes continue to increase, which we believe will drive further market share gains over time. We expect strong equity brokerage revenues in the fourth quarter of 2023 as our clients position their portfolios for 2024.

Market conditions for our fixed income services business remained challenging in the third quarter of 2023 driven by continued interest rate uncertainty and a focus on liquidity among our depository clients. Longer term yields moved higher in the quarter, with the 10-year U.S. Treasury increasing 73 basis points to end the third quarter at 4.6 percent, and rising to above 5.0 percent early in the fourth quarter of 2023. While we expect our near-term outlook to remain challenging, we are beginning to observe more constructive fixed income markets as our clients take advantage of higher yielding securities.

Our municipal financing business continued to experience challenging market conditions in the third quarter of 2023 resulting from higher interest rates and volatility, as well as weakened investor demand. We expect overall market issuances will continue to be lower than historical levels until rates stabilize, issuers adjust to higher nominal rates and more investors return to the municipal investment space.

Results of Operations

Financial Summary for the three months ended September 30, 2023 and September 30, 2022

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of
				Net Revenues for the
	Three Months Ended			Three Months Ended
	September 30,			September 30,
			2023
(Amounts in thousands)	2023	2022	v2022	2023	2022
Revenues:
Investment banking	$211,666	$241,427	(12.3)%	73.1%	72.8%
Institutional brokerage	90,493	89,711	0.9	31.3	27.0
Interest income	6,980	5,454	28.0	2.4	1.6
Investment loss	(17,108)	(2,190)	681.2	(5.9)	(0.7)
Total revenues	292,031	334,402	(12.7)	100.9	100.8

Interest expense	2,546	2,649	(3.9)	0.9	0.8

Net revenues	289,485	331,753	(12.7)	100.0	100.0

Non-interest expenses:
Compensation and benefits	207,282	232,966	(11.0)	71.6	70.2
Outside services	12,538	13,399	(6.4)	4.3	4.0
Occupancy and equipment	16,308	16,759	(2.7)	5.6	5.1
Communications	12,883	12,464	3.4	4.5	3.8
Marketing and business development	8,674	11,704	(25.9)	3.0	3.5
Deal-related expenses	6,653	8,017	(17.0)	2.3	2.4
Trade execution and clearance	4,864	5,155	(5.6)	1.7	1.6
Restructuring and integration costs	—	6,467	N/M	—	1.9
Intangible asset amortization	4,833	3,769	28.2	1.7	1.1
Other operating expenses	18,900	2,151	778.7	6.5	0.6
Total non-interest expenses	292,935	312,851	(6.4)	101.2	94.3

Income/(loss) before income tax expense	(3,450)	18,902	N/M	(1.2)	5.7

Income tax expense	10,227	8,169	25.2	3.5	2.5

Net income/(loss)	(13,677)	10,733	N/M	(4.7)	3.2

Net loss applicable to noncontrolling interests	(17,555)	(3,799)	362.1	(6.1)	(1.1)

Net income applicable to Piper Sandler Companies	$3,878	$14,532	(73.3)%	1.3%	4.4%
N/M – Not meaningful

For the three months ended September 30, 2023, we recorded net income applicable to Piper Sandler Companies of $3.9 million. Net revenues for the three months ended September 30, 2023 were $289.5 million, a 12.7 percent decrease compared with $331.8 million in the year-ago period. In the third quarter of 2023, investment banking revenues were $211.7 million, down 12.3 percent compared to $241.4 million in the prior-year period, primarily resulting from a decrease in advisory services revenues, as well as lower municipal and corporate financing revenues. For the three months ended September 30, 2023, institutional brokerage revenues were $90.5 million, essentially flat compared with $89.7 million in the third quarter of 2022, as higher fixed income services revenues were offset by lower equity brokerage revenues. For the three months ended September 30, 2023, net interest income was $4.4 million, compared to $2.8 million in the prior-year period. In the third quarter of 2023, we recorded an investment loss of $17.1 million, compared to $2.2 million in the third quarter of 2022. In the current quarter, we recorded higher unrealized losses on our investments and the noncontrolling interests in the alternative asset management funds that we manage. Non-interest expenses were $292.9 million for the three months ended September 30, 2023, down 6.4 percent compared with $312.9 million in the prior-year period, primarily due to decreased compensation expenses resulting from lower revenues.

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

The following table summarizes our future acquisition-related compensation expense for restricted stock and forgivable loans with service conditions, as well as expense estimates related to revenue-based earnout arrangements:

(Amounts in thousands)
Remainder of 2023	$11,053
2024	40,648
2025	22,265
2026	14,802
2027	9,366
Total	$98,134

For the three months ended September 30, 2023, compensation and benefits expenses decreased 11.0 percent to $207.3 million, compared with $233.0 million in the corresponding period of 2022, due to lower revenues. Compensation and benefits expenses as a percentage of net revenues was 71.6 percent in the third quarter of 2023, compared to 70.2 percent in the third quarter of 2022. Excluding the impact of noncontrolling interests, our compensation ratio decreased on a lower net revenue base to 68.1 percent in the third quarter of 2023, compared with 69.8 percent in the third quarter of 2022, primarily due to a decrease in acquisition-related compensation expenses.

Outside Services – Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees, fund expenses associated with our consolidated alternative asset management funds and other professional fees. Outside services expenses were $12.5 million in the third quarter of 2023, compared with $13.4 million in the corresponding period of 2022.

Occupancy and Equipment – For the three months ended September 30, 2023, occupancy and equipment expenses decreased slightly to $16.3 million, compared with $16.8 million in the corresponding period of 2022.

Communications – Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third party market data information. For the three months ended September 30, 2023, communication expenses increased slightly to $12.9 million, compared with $12.5 million in the corresponding period of 2022.

Marketing and Business Development – Marketing and business development expenses include travel and entertainment costs, advertising and third party marketing fees. For the three months ended September 30, 2023, marketing and business development expenses decreased 25.9 percent to $8.7 million, compared with $11.7 million in the corresponding period of 2022. The decrease was primarily due to lower travel expenses.

Deal-Related Expenses – Deal-related expenses include costs we incurred over the course of a completed investment banking deal, which primarily consist of legal fees, offering expenses, and travel and entertainment costs. For the three months ended September 30, 2023, deal-related expenses were $6.7 million, compared with $8.0 million for the three months ended September 30, 2022. The amount of deal-related expenses is principally dependent on the level and mix of deal activity and may vary from period to period as the recognition of deal-related costs typically coincides with the closing of a transaction.

Trade Execution and Clearance – For the three months ended September 30, 2023, trade execution and clearance expenses were $4.9 million, down slightly compared with $5.2 million in the corresponding period of 2022.

Restructuring and Integration Costs – For the three months ended September 30, 2022, we incurred acquisition-related restructuring and integration costs of $6.5 million, primarily related to vacated leased office space associated with our acquisitions of The Valence Group ("Valence") and Cornerstone Macro, as well as transaction costs related to our 2022 acquisitions.

Intangible Asset Amortization – Intangible asset amortization includes the amortization of definite-lived intangible assets consisting of customer relationships and internally developed software. For the three months ended September 30, 2023, intangible asset amortization was $4.8 million, compared to $3.8 million for the three months ended September 30, 2022. The increase was primarily due to higher intangible asset amortization expense associated with our acquisition of DBO Partners.

The following table summarizes the future aggregate amortization expense of our intangible assets with determinable lives:

(Amounts in thousands)
Remainder of 2023	$4,799
2024	9,445
2025	7,887
2026	7,253
2027	3,480
Thereafter	2,732
Total	$35,596

Other Operating Expenses – Other operating expenses primarily include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we accrue for and/or pay out related to legal and regulatory matters. Other operating expenses were $18.9 million in the third quarter of 2023, compared with $2.2 million in the corresponding period in 2022. The increase was primarily due to an accrual for an estimated civil penalty related to our potential regulatory settlement with the SEC regarding recordkeeping requirements for business-related communications.

Income Taxes – For the three months ended September 30, 2023, our provision for income taxes was $10.2 million, which included $0.9 million of tax benefits related to stock-based compensation awards vesting at values greater than the grant price. Excluding the impact of this benefit and noncontrolling interests, our effective tax rate was 79.1 percent. The increase in the effective tax rate was driven by higher non-deductible expenses, primarily consisting of an estimated civil penalty related to our potential regulatory settlement with the SEC regarding recordkeeping requirements for business-related communications.

For the three months ended September 30, 2022, our provision for income taxes was $8.2 million, which included a $0.7 million tax benefit related to stock-based compensation awards vesting at values greater than the grant price. Excluding the impact of this benefit and noncontrolling interests, our effective tax rate was 38.9 percent.

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

The adjusted financial results exclude (1) investment (income)/loss and non-compensation expenses related to noncontrolling interests, (2) interest expense on long-term financing from net revenues, (3) amortization of intangible assets related to acquisitions, (4) compensation and non-compensation expenses from acquisition-related agreements, (5) restructuring and integration costs related to acquisitions and/or headcount reductions and (6) non-compensation expenses from a potential regulatory settlement. For U.S. GAAP purposes, these items are included in each of their respective line items on the consolidated statements of operations.

The following table sets forth the adjusted, non-GAAP financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP financial results for the periods presented:

	Three Months Ended September 30,
	2023				2022
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Amounts in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Advisory services	$154,560	$—	$—	$154,560	$174,805	$—	$—	$174,805
Corporate financing	37,171	—	—	37,171	40,103	—	—	40,103
Municipal financing	19,935	—	—	19,935	26,519	—	—	26,519
Total investment banking	211,666	—	—	211,666	241,427	—	—	241,427

Institutional brokerage
Equity brokerage	50,243	—	—	50,243	52,685	—	—	52,685
Fixed income services	40,250	—	—	40,250	37,026	—	—	37,026
Total institutional brokerage	90,493	—	—	90,493	89,711	—	—	89,711

Interest income	6,980	—	—	6,980	5,454	—	—	5,454
Investment loss	(2,010)	(15,098)	—	(17,108)	(162)	(2,028)	—	(2,190)

Total revenues	307,129	(15,098)	—	292,031	336,430	(2,028)	—	334,402

Interest expense	921	—	1,625	2,546	1,024	—	1,625	2,649

Net revenues	306,208	(15,098)	(1,625)	289,485	335,406	(2,028)	(1,625)	331,753

Total non-interest expenses	259,484	2,457	30,994	292,935	277,489	1,771	33,591	312,851

Pre-tax income/(loss)	$46,724	$(17,555)	$(32,619)	$(3,450)	$57,917	$(3,799)	$(35,216)	$18,902

Pre-tax margin	15.3%			(1.2)%	17.3%			5.7%
(1)The following is a summary of the adjustments needed to reconcile our consolidated U.S. GAAP financial results to the adjusted, non-GAAP financial results:
Noncontrolling interests – The impacts of consolidating noncontrolling interests in our alternative asset management funds are not included in our adjusted financial results.
Other adjustments – The following items are not included in our adjusted financial results:

	Three Months Ended September 30,
(Amounts in thousands)	2023	2022
Interest expense on long-term financing	$1,625	$1,625

Compensation from acquisition-related agreements	11,558	23,355
Restructuring and integration costs	—	6,467
Amortization of intangible assets related to acquisitions	4,833	3,769
Non-compensation expenses from acquisition-related agreements	(1,760)	—
Non-compensation expenses from potential regulatory settlement	16,363	—
	30,994	33,591

Total other adjustments	$32,619	$35,216

Net revenues on a U.S. GAAP basis were $289.5 million for the three months ended September 30, 2023, compared with $331.8 million in the prior-year period. For the three months ended September 30, 2023, adjusted net revenues were $306.2 million, compared with $335.4 million in the third quarter of 2022. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise.

The following table provides supplemental business information:

	Three Months Ended
	September 30,
	2023	2022
Advisory services
Completed M&A and restructuring transactions	44	55
Completed capital advisory transactions	7	17
Total completed advisory transactions	51	72

Corporate financings
Total equity transactions priced	17	20
Book run equity transactions priced	16	18
Total debt and preferred transactions priced	4	7
Book run debt and preferred transactions priced	3	5

Municipal negotiated issues
Aggregate par value of issues priced (in billions)	$4.0	$3.6
Total issues priced	108	106

Equity brokerage
Number of shares traded (in billions)	2.5	2.6

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

In the third quarter of 2023, investment banking revenues decreased 12.3 percent to $211.7 million, compared with $241.4 million in the prior-year period. For the three months ended September 30, 2023, advisory services revenues were $154.6 million, down 11.6 percent compared to $174.8 million in the third quarter of 2022, due to fewer completed transactions reflective of the ongoing challenges in the M&A and debt advisory markets driven by macroeconomic uncertainty, offset in part by a higher average fee. During the third quarter of 2023, our activity was primarily in the financial services and healthcare sectors, with solid contributions from the consumer, energy & power and restructuring groups. For the three months ended September 30, 2023, corporate financing revenues were $37.2 million, down 7.3 percent compared with $40.1 million for the three months ended September 30, 2022, primarily driven by lower debt and preferred financing revenues. The overall market activity for equity financing continues to remain below historic levels. Activity for us during the third quarter of 2023 was principally in the healthcare sector, and we served as book runner on all 12 completed healthcare equity deals. Municipal financing revenues for the three months ended September 30, 2023 were $19.9 million, down 24.8 percent compared to $26.5 million in the prior-year period, primarily driven by a decline in issuances among our specialty sector clients. Market conditions continue to remain challenging resulting from increased interest rates and volatility, combined with weakened investor demand.

Institutional brokerage revenues comprise all of the revenues generated through trading activities, which consist of facilitating customer trades and executing competitive municipal underwritings, as well as fees received for our research services and corporate access offerings. Our results may vary from quarter to quarter as a result of changes in trading margins, trading gains and losses, net interest spreads, trading volumes and the timing of fees received for research services.

For the three months ended September 30, 2023, institutional brokerage revenues were $90.5 million, essentially flat compared with $89.7 million in the prior-year period. Equity brokerage revenues were $50.2 million in the third quarter of 2023, down 4.6 percent compared with $52.7 million in the corresponding period of 2022, due to a decline in client activity resulting from reduced market volatility. For the three months ended September 30, 2023, fixed income services revenues were $40.3 million, up 8.7 percent compared to $37.0 million in the prior-year period, driven by increased activity primarily from our asset manager and insurance company clients. The market conditions for fixed income remained challenging during the quarter driven by continued interest rate uncertainty and a focus on liquidity for depository institutions.

Interest income represents amounts earned from holding long inventory positions and cash balances. For the three months ended September 30, 2023, interest income increased to $7.0 million, compared with $5.5 million for the three months ended September 30, 2022, reflecting higher interest rates on our long inventory balances.

Investment income/(loss) includes realized and unrealized gains and losses on investments, including amounts attributable to noncontrolling interests, in our alternative asset management funds, as well as management and performance fees generated from those funds. For the three months ended September 30, 2023, we recorded an investment loss of $17.1 million, compared with $2.2 million in the corresponding period of 2022. In the third quarter of 2023, we recorded higher unrealized losses on our investments and the noncontrolling interests in the alternative asset management funds that we manage. Excluding the impact of noncontrolling interests, adjusted investment loss was $2.0 million for the three months ended September 30, 2023, compared with $0.2 million for the three months ended September 30, 2022.

Interest expense represents amounts associated with financing, economically hedging and holding short inventory positions, including interest paid on our long-term financing arrangements, as well as commitment fees on our line of credit and revolving credit facility. For the three months ended September 30, 2023, interest expense decreased slightly to $2.5 million, compared with $2.6 million in the prior-year period. We repaid our $125 million of Class B unsecured fixed rate senior notes ("Class B Notes") upon maturity on October 15, 2023. Subsequent to the maturity date, we will no longer incur interest expense on long-term financing arrangements.

Pre-tax margin for the three months ended September 30, 2023 was a negative 1.2 percent, compared to 5.7 percent for the corresponding period of 2022. The decrease in pre-tax margin for the current quarter was driven by lower net revenues and increased non-compensation expenses related to our potential regulatory settlement with the SEC regarding recordkeeping requirements for business-related communications. Adjusted pre-tax margin for the three months ended September 30, 2023 decreased to 15.3 percent, compared with 17.3 percent for the corresponding period of 2022 driven by lower adjusted net revenues and a higher adjusted compensation ratio.

Financial Summary for the nine months ended September 30, 2023 and September 30, 2022

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of
				Net Revenues for the
	Nine Months Ended			Nine Months Ended
	September 30,			September 30,
			2023
(Amounts in thousands)	2023	2022	v2022	2023	2022
Revenues:
Investment banking	$580,037	$733,061	(20.9)%	66.2%	70.9%
Institutional brokerage	274,644	299,215	(8.2)	31.3	28.9
Interest income	19,421	13,846	40.3	2.2	1.3
Investment income/(loss)	9,804	(4,328)	N/M	1.1	(0.4)
Total revenues	883,906	1,041,794	(15.2)	100.9	100.7

Interest expense	7,790	7,205	8.1	0.9	0.7

Net revenues	876,116	1,034,589	(15.3)	100.0	100.0

Non-interest expenses:
Compensation and benefits	595,880	720,782	(17.3)	68.0	69.7
Outside services	38,120	39,004	(2.3)	4.4	3.8
Occupancy and equipment	48,056	46,857	2.6	5.5	4.5
Communications	40,241	38,104	5.6	4.6	3.7
Marketing and business development	29,656	32,574	(9.0)	3.4	3.1
Deal-related expenses	20,172	21,869	(7.8)	2.3	2.1
Trade execution and clearance	14,632	15,081	(3.0)	1.7	1.5
Restructuring and integration costs	3,903	9,323	(58.1)	0.4	0.9
Intangible asset amortization	14,641	10,083	45.2	1.7	1.0
Other operating expenses	34,075	9,213	269.9	3.9	0.9
Total non-interest expenses	839,376	942,890	(11.0)	95.8	91.1

Income before income tax expense	36,740	91,699	(59.9)	4.2	8.9

Income tax expense	2,340	28,533	(91.8)	0.3	2.8

Net income	34,400	63,166	(45.5)	3.9	6.1

Net income/(loss) applicable to noncontrolling interests	934	(9,407)	N/M	0.1	(0.9)

Net income applicable to Piper Sandler Companies	$33,466	$72,573	(53.9)%	3.8%	7.0%
N/M – Not meaningful

Except as discussed below, the description of non-interest expenses and net revenues as well as the underlying reasons for variances to prior year are substantially the same as the comparative quarterly discussion.

For the nine months ended September 30, 2023, we recorded net income applicable to Piper Sandler Companies of $33.5 million. Net revenues for the nine months ended September 30, 2023 decreased 15.3 percent to $876.1 million, compared with $1.03 billion in the year-ago period. In the first nine months of 2023, investment banking revenues decreased 20.9 percent to $580.0 million, compared with $733.1 million in the prior-year period, primarily driven by a decrease in advisory services revenues, as well as lower municipal financing revenues, offset in part by higher corporate financing revenues. For the nine months ended September 30, 2023, institutional brokerage revenues were $274.6 million, down 8.2 percent compared with $299.2 million in the first nine months of 2022, due to lower fixed income services revenues. In the first nine months of 2023, net interest income was $11.6 million, compared to $6.6 million in the prior-year period, resulting from an increase in interest income on our long inventory and cash balances. For the nine months ended September 30, 2023, we recorded investment income of $9.8 million, compared to an investment loss of $4.3 million in the prior-year period. In the first nine months of 2023, we recorded gains on our investments and the noncontrolling interests in the alternative asset management funds that we manage. Non-interest expenses were $839.4 million for the nine months ended September 30, 2023, down 11.0 percent compared to $942.9 million in the year-ago period, primarily due to decreased compensation expenses resulting from lower revenues.

Consolidated Non-Interest Expenses

Occupancy and Equipment – For the nine months ended September 30, 2023, occupancy and equipment expenses increased slightly to $48.1 million, compared with $46.9 million in the corresponding period of 2022.

Communications – For the nine months ended September 30, 2023, communications expenses increased 5.6 percent to $40.2 million, compared with $38.1 million in the corresponding period of 2022, due to higher market data services expenses resulting mainly from incremental costs related to our acquisition of DBO Partners.

Restructuring and Integration Costs – For the nine months ended September 30, 2023, we incurred restructuring and integration costs of $3.9 million. The expenses primarily consisted of $2.9 million of severance benefits related to headcount reductions in the second quarter of 2023 and $0.9 million for vacated leased office space associated with our acquisitions of Cornerstone Macro and Valence. For the nine months ended September 30, 2022, we incurred acquisition-related restructuring and integration costs of $9.3 million, primarily related to vacated leased office space associated with our acquisitions of Valence and Cornerstone Macro, as well as transaction costs related to our 2022 acquisitions.

Other Operating Expenses – For the nine months ended September 30, 2023, other operating expenses were $34.1 million, compared with $9.2 million in the corresponding period of 2022. The increase was primarily due to an accrual for an estimated civil penalty related to our potential regulatory settlement with the SEC regarding recordkeeping requirements for business-related communications, as well as the write-off of a $7.5 million uncollectible receivable in our municipal financing business in the second quarter of 2023.

Income Taxes – For the nine months ended September 30, 2023, our provision for income taxes was $2.3 million, which included $15.7 million of tax benefits related to stock-based compensation awards vesting at values greater than the grant price and accrued forfeitable dividends paid on vested restricted stock related to acquisitions. Excluding the impact of these benefits and noncontrolling interests, our effective tax rate was 50.5 percent. The effective tax rate for the nine months ended September 30, 2023 includes the impact of an estimated civil penalty related to our potential regulatory settlement with the SEC regarding recordkeeping requirements for business-related communications, which is non-deductible for income tax purposes.

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

Financial Performance

The following table sets forth the adjusted, non-GAAP financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP financial results for the periods presented:

	Nine Months Ended September 30,
	2023				2022
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Amounts in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Advisory services	$424,999	$—	$—	$424,999	$555,364	$—	$—	$555,364
Corporate financing	100,899	—	—	100,899	88,526	—	—	88,526
Municipal financing	54,139	—	—	54,139	89,171	—	—	89,171
Total investment banking	580,037	—	—	580,037	733,061	—	—	733,061

Institutional brokerage
Equity brokerage	154,509	—	—	154,509	153,865	—	—	153,865
Fixed income services	120,135	—	—	120,135	145,350	—	—	145,350
Total institutional brokerage	274,644	—	—	274,644	299,215	—	—	299,215

Interest income	19,421	—	—	19,421	13,846	—	—	13,846
Investment income/(loss)	1,617	8,187	—	9,804	(951)	(3,377)	—	(4,328)

Total revenues	875,719	8,187	—	883,906	1,045,171	(3,377)	—	1,041,794

Interest expense	2,915	—	4,875	7,790	2,330	—	4,875	7,205

Net revenues	872,804	8,187	(4,875)	876,116	1,042,841	(3,377)	(4,875)	1,034,589

Total non-interest expenses	758,928	7,253	73,195	839,376	849,191	6,030	87,669	942,890

Pre-tax income	$113,876	$934	$(78,070)	$36,740	$193,650	$(9,407)	$(92,544)	$91,699

Pre-tax margin	13.0%			4.2%	18.6%			8.9%
(1)     The following is a summary of the adjustments needed to reconcile our consolidated U.S. GAAP financial results to the adjusted, non-GAAP financial results:
Noncontrolling interests – The impacts of consolidating noncontrolling interests in our alternative asset management funds are not included in our adjusted financial results.
Other adjustments – The following items are not included in our adjusted financial results:

	Nine Months Ended September 30,
(Amounts in thousands)	2023	2022
Interest expense on long-term financing	$4,875	$4,875

Compensation from acquisition-related agreements	40,048	68,263
Restructuring and integration costs	3,903	9,323
Amortization of intangible assets related to acquisitions	14,641	10,083
Non-compensation expenses from acquisition-related agreements	(1,760)	—
Non-compensation expenses from potential regulatory settlement	16,363	—
	73,195	87,669

Total other adjustments	$78,070	$92,544

Net revenues on a U.S. GAAP basis were $876.1 million for the nine months ended September 30, 2023, compared with $1.03 billion in the prior-year period. In the first nine months of 2023, adjusted net revenues were $872.8 million, compared with $1.04 billion in the first nine months of 2022. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise.

The following table provides supplemental business information:

	Nine Months Ended
	September 30,
	2023	2022
Advisory services
Completed M&A and restructuring transactions	151	158
Completed capital advisory transactions	30	66
Total completed advisory transactions	181	224

Corporate financings
Total equity transactions priced	59	35
Book run equity transactions priced	52	29
Total debt and preferred transactions priced	10	28
Book run debt and preferred transactions priced	5	17

Municipal negotiated issues
Aggregate par value of issues priced (in billions)	$9.2	$11.6
Total issues priced	308	439

Equity brokerage
Number of shares traded (in billions)	8.0	8.2

In the first nine months of 2023, investment banking revenues were $580.0 million, down 20.9 percent compared to $733.1 million in the corresponding period of 2022. For the nine months ended September 30, 2023, advisory services revenues were $425.0 million, down 23.5 percent compared with $555.4 million in the first nine months of 2022, due to fewer completed transactions and a lower average fee. The diversification of our sectors has provided some resiliency to our results for the first nine months of 2023. Corporate financing revenues were $100.9 million for the nine months ended September 30, 2023, up 14.0 percent compared to $88.5 million in the prior-year period, driven by increased equity financings, resulting from lower volatility levels and increased investor demand. Although our equity financings increased from the prior-year period, overall market activity remains below historic levels. Activity for us during the first nine months of 2023 was principally in the healthcare sector, and we served as book runner on 35 of 36 completed healthcare equity deals. Municipal financing revenues for the nine months ended September 30, 2023 were $54.1 million, down 39.3 percent compared to $89.2 million in the year-ago period, due to a decline in municipal negotiated issuances as market conditions remain challenging, which has reduced market issuances, particularly refinancing activity and high-yield issuances.

For the nine months ended September 30, 2023, institutional brokerage revenues decreased 8.2 percent to $274.6 million, compared with $299.2 million in the prior-year period. Equity brokerage revenues were $154.5 million in the first nine months of 2023, up slightly compared with $153.9 million in the corresponding period of 2022, due to market share gains offset by a decline in market volumes. For the nine months ended September 30, 2023, fixed income services revenues were $120.1 million, down 17.3 percent compared to $145.4 million in the prior-year period, due to lower client activity, particularly from our depository clients driven by interest rate uncertainty and their focus on building liquidity.

Interest income for the nine months ended September 30, 2023 increased to $19.4 million, compared with $13.8 million in the prior-year period, reflecting higher interest rates on our long inventory and cash balances.

For the nine months ended September 30, 2023, we recorded investment income of $9.8 million, compared to an investment loss of $4.3 million in the year-ago period. In the first nine months of 2023, we recorded gains on our investments and the noncontrolling interests in the alternative asset management funds that we manage. Excluding the impact of noncontrolling interests, adjusted investment income was $1.6 million for the nine months ended September 30, 2023, compared with adjusted investment loss of $1.0 million for the nine months ended September 30, 2022.

Interest expense for the nine months ended September 30, 2023 was $7.8 million, compared with $7.2 million in the prior-year period. The increase was primarily due to higher interest rates on short inventory balances.

Pre-tax margin for the nine months ended September 30, 2023 decreased to 4.2 percent, compared to 8.9 percent for the nine months ended September 30, 2022. Adjusted pre-tax margin for the nine months ended September 30, 2023 decreased to 13.0 percent, compared with 18.6 percent for the corresponding period of 2022. In the first nine months of 2023, the decrease in pre-tax margin on both a U.S. GAAP and adjusted basis was driven by lower revenue levels and higher non-compensation expenses. Additionally, the U.S. GAAP pre-tax margin decreased due to higher non-compensation expenses related to a potential regulatory settlement with the SEC regarding recordkeeping requirements for business-related communications.

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

We anticipate completing our 2023 annual goodwill and intangible asset impairment testing in the fourth quarter of 2023.

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

Our dividend policy is intended to return between 30 percent and 50 percent of our fiscal year adjusted net income to shareholders. Our board of directors determines the declaration and payment of dividends and is free to change our dividend policy at any time. Our board of directors declared the following dividends on shares of our common stock:

Declaration Date		Dividend Per Share	Record Date	Payment Date
Related to 2021:
February 10, 2022	(1)	$4.50	March 2, 2022	March 11, 2022
Related to 2022:
February 10, 2022		$0.60	March 2, 2022	March 11, 2022
April 29, 2022		$0.60	May 27, 2022	June 10, 2022
July 29, 2022		$0.60	August 26, 2022	September 9, 2022
October 28, 2022		$0.60	November 23, 2022	December 9, 2022
February 3, 2023	(1)	$1.25	March 3, 2023	March 17, 2023
Related to 2023:
February 3, 2023		$0.60	March 3, 2023	March 17, 2023
May 2, 2023		$0.60	May 26, 2023	June 9, 2023
July 28, 2023		$0.60	August 25, 2023	September 8, 2023
October 27, 2023		$0.60	November 21, 2023	December 8, 2023
(1)Represents a special cash dividend.

As part of our capital management strategy, we repurchase our common stock over time in order to offset the dilutive effect of our employee stock-based compensation awards and our grants of acquisition-related restricted stock, as well as to return capital to shareholders.

Effective May 6, 2022, our board of directors authorized the repurchase of up to $150.0 million in common shares through December 31, 2024. During the nine months ended September 30, 2023, we did not repurchase shares of our common stock related to this authorization. At September 30, 2023, we had $138.2 million remaining under this authorization. Effective January 1, 2022, our board of directors authorized the repurchase of up to $150.0 million in common shares through December 31, 2023, and we repurchased the full amount of this authorization during 2022.

We also purchase shares of common stock from restricted stock award recipients upon the award vesting or as recipients sell shares to meet their employment tax obligations. During the first nine months of 2023, we purchased 474,354 shares of our common stock at an average price of $142.55 per share for an aggregate purchase price of $67.6 million for these purposes.

Leverage

The following table presents total assets, adjusted assets, total shareholders' equity and tangible common shareholders' equity with the resulting leverage ratios:

	September 30,	December 31,
(Dollars in thousands)	2023	2022
Total assets	$1,965,337	$2,181,557
Deduct: Goodwill and intangible assets	(422,756)	(436,788)
Deduct: Right-of-use lease asset	(70,387)	(87,730)
Deduct: Assets from noncontrolling interests	(189,803)	(201,541)
Adjusted assets	$1,282,391	$1,455,498

Total shareholders' equity	$1,218,728	$1,254,028
Deduct: Goodwill and intangible assets	(422,756)	(436,788)
Deduct: Noncontrolling interests	(184,352)	(199,955)
Tangible common shareholders' equity	$611,620	$617,285

Leverage ratio (1)	1.6	1.7

Adjusted leverage ratio (2)	2.1	2.4
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

Pershing Clearing Arrangement – We have established an arrangement to obtain financing from Pershing related to the majority of our trading activities. Under our fully disclosed clearing agreement, all of our securities inventories with the exception of convertible securities, and all of our customer activities are held by or cleared through Pershing. Financing under this arrangement is secured primarily by securities, and collateral limitations could reduce the amount of funding available under this arrangement. Our clearing arrangement activities are recorded net from trading activity and reported within receivables from or payables to brokers, dealers and clearing organizations. The funding is at the discretion of Pershing (i.e., uncommitted) and could be denied without a notice period. Our fully disclosed clearing agreement includes a covenant requiring Piper Sandler & Co., our U.S. broker dealer subsidiary, to maintain excess net capital of $120 million. At September 30, 2023, we had $3.2 million of financing outstanding under this arrangement.

Clearing Arrangement with Bank Financing – We have established a financing arrangement with a U.S. branch of Canadian Imperial Bank of Commerce ("CIBC") related to our convertible securities inventories. Under this arrangement, our convertible securities inventories are cleared through a broker dealer affiliate of CIBC and held by CIBC. We generally economically hedge changes in the market value of our convertible securities inventories using the underlying common stock or the stock options of the underlying common stock. Financing under this arrangement is secured primarily by convertible securities and collateral limitations could reduce the amount of funding available. The funding is at the discretion of CIBC (i.e., uncommitted) and could be denied subject to a notice period. This arrangement is reported within receivables from or payables to brokers, dealers, and clearing organizations, net of trading activity. At September 30, 2023, we had $52.2 million of financing outstanding under this arrangement.

Committed Line – Our committed line is a one-year $80 million revolving secured credit facility. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, and the unpaid principal amount of all advances under the facility will be due on December 8, 2023. This credit facility has been in place since 2008 and we anticipate being able to renew the facility for another one-year term in the fourth quarter of 2023. At September 30, 2023, we had no advances against this line of credit.

Revolving Credit Facility – Our parent company, Piper Sandler Companies, has an unsecured $75 million revolving credit facility with U.S. Bank N.A. The credit agreement will terminate on December 19, 2025, unless otherwise terminated, and is subject to a one-year extension exercisable at our option. At September 30, 2023, there were no advances against this credit facility. At November 3, 2023, there are $55.0 million of advances against this credit facility.

This credit facility includes customary events of default and covenants that, among other things, require Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, limit our leverage ratio, require maintenance of a minimum ratio of operating cash flow to fixed charges, and impose certain limitations on our ability to make acquisitions and make payments on our capital stock. At September 30, 2023, we were in compliance with all covenants.

The following tables present the average balances outstanding for our various funding sources by quarter for 2023 and 2022:

	Average Balance for the Three Months Ended
(Amounts in millions)	Sept. 30, 2023	June 30, 2023	Mar. 31, 2023
Funding source:
Pershing clearing arrangement	$7.1	$26.8	$8.5
Clearing arrangement with bank financing	96.1	99.6	55.2
Total	$103.2	$126.4	$63.7

	Average Balance for the Three Months Ended
(Amounts in millions)	Dec. 31, 2022	Sept. 30, 2022	June 30, 2022	Mar. 31, 2022
Funding source:
Pershing clearing arrangement	$8.5	$38.8	$19.7	$3.8
Clearing arrangement with bank financing	62.3	69.0	83.3	110.3
Total	$70.8	$107.8	$103.0	$114.1

The average funding in the third quarter of 2023 decreased to $103.2 million, compared with $126.4 million during the second quarter of 2023, primarily due to higher average cash and cash equivalents balances.

The following table presents the maximum daily funding amount by quarter for 2023 and 2022:

(Amounts in millions)	2023	2022
First Quarter	$146.6	$366.3
Second Quarter	$370.1	$409.5
Third Quarter	$224.2	$996.5
Fourth Quarter		$246.2

Long-Term Financing

Our long-term financing consists of $125 million of Class B Notes. The initial holders of the Class B Notes were certain entities advised by Pacific Investment Management Company ("PIMCO"). The Class B Notes bear interest at an annual fixed rate of 5.20 percent, which is payable semi-annually. The Class B Notes matured on October 15, 2023 and the unpaid principal amount was due in full on the maturity date.

The Class B Notes include customary events of default and covenants that, among other things, require Piper Sandler & Co. to maintain a minimum regulatory net capital, limit our leverage ratio and require maintenance of a minimum ratio of operating cash flow to fixed charges. At September 30, 2023, we were in compliance with all covenants.

The Class B Notes were repaid in full on the October 15, 2023 maturity date. Given our level of capital and earnings, we did not enter into any new long-term financing arrangements.

Capital Requirements

As a registered broker dealer and member firm of the Financial Industry Regulatory Authority, Inc. ("FINRA"), Piper Sandler & Co. is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule which requires that we maintain minimum net capital of $1.0 million. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain approvals, notifications and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. At September 30, 2023, our net capital under the SEC's uniform net capital rule was $156.6 million, and exceeded the minimum net capital required under the SEC rule by $155.6 million.

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

At September 30, 2023, Piper Sandler Ltd., our broker dealer subsidiary registered in the U.K., was subject to, and was in compliance with, the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority pursuant to the Financial Services Act of 2012.

Piper Sandler Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At September 30, 2023, Piper Sandler Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Off-Balance Sheet Arrangements

In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes the notional contract value of our off-balance sheet arrangements for the periods presented:

	Expiration Per Period at December 31,						Total Contractual Amount
				2026	2028		September 30,	December 31,
(Amounts in thousands)	2023	2024	2025	- 2027	- 2029	Later	2023	2022
Customer matched-book derivative contracts (1) (2)	$—	$10,520	$—	$12,307	$110,362	$1,221,804	$1,354,993	$1,354,881
Trading securities derivative contracts (2)	43,200	98,250	—	—	—	5,000	146,450	134,750
Investment commitments (3)	—	—	—	—	—	—	95,164	96,280
(1)Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with one major financial institution, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $152.3 million at September 30, 2023) who are not required to post collateral. The uncollateralized amounts, representing the fair value of the derivative contracts, expose us to the credit risk of these counterparties. At September 30, 2023, we had $4.7 million of credit exposure with these counterparties, including $3.4 million of credit exposure with one counterparty.
(2)We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At September 30, 2023 and December 31, 2022, the net fair value of these derivative contracts approximated $9.0 million and $7.8 million, respectively.
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

Investment Commitments

We have investments, including those made as part of our alternative asset management activities, in limited partnerships or limited liability companies that make direct or indirect equity or debt investments in companies. We commit capital and/or act as the managing partner of these entities. We have committed capital of $95.2 million to certain entities and these commitments generally have no specified call dates.

Replacement of Interbank Offered Rates ("IBORs"), including the London Interbank Offered Rate ("LIBOR")

Central banks and regulators in a number of major jurisdictions (e.g., U.S., U.K., European Union, Switzerland and Japan) have implemented replacements for IBORs. Effective July 1, 2023, all LIBOR tenors have ceased publication.

The replacement of LIBOR did not impact our financing arrangements, as each arrangement either transitioned to a replacement rate prior to LIBOR ceasing publication, or included terms that identified a replacement rate (e.g., Secured Overnight Financing Rate) that became effective when LIBOR ceased publication.

Our limited number of contractual agreements that previously used LIBOR are principally within our customer matched-book derivatives portfolio. The International Swaps and Derivatives Association ("ISDA") created the IBOR Fallback Protocol to facilitate amending references to benchmark interest rates in derivative contracts governed by Master ISDA Agreements. If a benchmark interest rate is no longer published, it will "fall back" to a new benchmark interest rate in those contracts where both counterparties have agreed to adhere to the protocol. All of our clients had adhered to the protocol when LIBOR ceased publication. As a result, the transition from LIBOR to a replacement rate did not impact our operations.

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

We estimate that a parallel 50 basis point adverse change in the market would result in a decrease of approximately $0.4 million in the carrying value of our fixed income securities inventory as of September 30, 2023, including the effect of the hedging transactions.

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

A key tenet of our risk management procedures related to credit risk is the daily monitoring of the credit quality of our long fixed income securities inventory. These rating trends and the credit quality mix are regularly reviewed with the executive financial risk committee. The following table summarizes the credit rating for our long corporate fixed income, municipal (taxable and tax-exempt), and U.S. government and agency securities as a percentage of the total of these asset classes as of September 30, 2023:

	AAA	AA	A	BBB	BB	Not Rated
Corporate fixed income securities	—%	0.6%	0.1%	0.1%	—%	—%
Municipal securities - taxable and tax-exempt	26.8%	37.9%	21.6%	1.2%	—%	3.0%
U.S. government and agency securities	—%	8.4%	—%	—%	—%	0.3%
	26.8%	46.9%	21.7%	1.3%	—%	3.3%

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

We have concentrated counterparty credit exposure with four non-publicly rated entities totaling $4.7 million at September 30, 2023. This counterparty credit exposure is part of our matched-book derivative program related to our public finance business, consisting primarily of interest rate swaps. One derivative counterparty represented 71.6 percent, or $3.4 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

Our operations rely on secure processing, storage and transmission of confidential and other information in our internal and outsourced computer systems and networks. Our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code, internal misconduct or inadvertent errors and other events that could have an information security impact. The occurrence of one or more of these events, which we have experienced in the past, could jeopardize our or our clients' or counterparties' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients', our counterparties' or third parties' operations. We take protective measures and endeavor to modify them as circumstances warrant.

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

During the third quarter of our fiscal year ending December 31, 2023, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES
OF EQUITY SECURITIES.

The table below sets forth the information with respect to purchases made by or on behalf of Piper Sandler Companies or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the quarter ended September 30, 2023.

			Total Number of Shares	Approximate Dollar
			Purchased as Part of	Value of Shares Yet to be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs (1)
Month #1
July 1, 2023 to July 31, 2023	—	$—	—	$138	million
Month #2
August 1, 2023 to August 31, 2023	26,900	$145.11	—	$138	million
Month #3
September 1, 2023 to September 30, 2023	—	$—	—	$138	million
Total	26,900	$145.11	—	$138	million

(1)	Effective May 6, 2022, our board of directors authorized the repurchase of up to $150.0 million of common stock through December 31, 2024.

ITEM 5.    OTHER INFORMATION.

During the quarter ended September 30, 2023, no director or officer of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.    EXHIBITS.

Exhibit Index
Exhibit		Method
Number	Description	of Filing

3.1	Amended and Restated Certificate of Incorporation.	(1)
3.2	Amended and Restated Bylaws (as of February 9, 2023).	(2)
10.1	Letter Agreement, dated August 8, 2023, by and between Piper Sandler Companies and Katherine P. Clune. †	(3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer.	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith
32.1	Section 1350 Certifications.	Furnished herewith
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.
		Filed herewith
104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL and included in Exhibit 101.	Filed herewith
_______________________
(1)Filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 18, 2023, and incorporated herein by reference.
(2)Filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on February 10, 2023, and incorporated herein by reference.
(3)Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on September 12, 2023, and incorporated herein by reference.
† This exhibit is a management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIPER SANDLER COMPANIES

Date:	November 3, 2023	By	/s/ Chad R. Abraham
		Name	Chad R. Abraham
		Its	Chairman and Chief Executive Officer

Date:	November 3, 2023	By	/s/ Timothy L. Carter
		Name	Timothy L. Carter
		Its	Chief Financial Officer