Form 10-K
period 2023-12-31
PIPER SANDLER COMPANIES
filed 2024-02-26
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☑
The aggregate market value of the 17,182,267 shares of the registrant's Common Stock, par value $0.01 per share, held by non-affiliates based upon the last sale price, as reported on the New York Stock Exchange, of the Common Stock on June 30, 2023 was approximately $2.2 billion.
As of February 20, 2024, the registrant had 17,682,577 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant's Proxy Statement for its 2024 Annual Meeting of Shareholders to be held on May 23, 2024.

Part I
Part II
Part III
Part IV
Piper Sandler Companies | 2

Part I
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the year ended December 31, 2023 (this "Form 10-K") contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements include, among other things, statements other than historical information or statements of current conditions and may relate to our future plans and objectives and results, and also may include our belief regarding the effect of various legal proceedings, as set forth under "Legal Proceedings" in Part I, Item 3 of this Form 10-K and in our subsequent reports filed with the Securities and Exchange Commission ("SEC"). Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under "Risk Factors" in Part I, Item 1A of this Form 10-K, as well as those factors discussed under "External Factors Impacting Our Business" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Form 10-K and in our subsequent reports filed with the SEC. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.

Item 1. Business.
OVERVIEW
Piper Sandler Companies is an investment bank and institutional securities firm, serving the needs of corporations, private equity groups, public entities, non-profit entities and institutional investors in the United States ("U.S.") and internationally. Founded in 1895, Piper Sandler Companies provides a broad set of products and services, including financial advisory services; equity and debt capital markets products; public finance services; institutional brokerage services; fundamental equity and macro research services; fixed income services; and alternative asset management strategies. Our headquarters are located in Minneapolis, Minnesota and we have offices across the U.S. and international locations in London, Aberdeen and Hong Kong.

OUR BUSINESS
We operate in one reportable segment providing investment banking services, institutional sales and trading services for various equity and fixed income products, and research services. We are organized as one reportable segment in order to maximize the value we provide to clients by leveraging our diversified expertise and broad relationships of the experienced professionals across our company.

Investment Banking
For our corporate clients and financial sponsors, we provide advisory services, which includes mergers and acquisitions ("M&A"); equity and debt private placements; and debt and restructuring advisory. We also help raise capital through equity and debt financings. We operate in the following focus sectors: healthcare; financial services; energy and power; services and industrials; consumer; technology; and chemicals, primarily focusing on middle-market clients. For our government and non-profit clients, we underwrite municipal issuances, provide municipal financial advisory and loan placement services, and offer various over-the-counter derivative products. Our public finance investment banking capabilities focus on state and local governments, cultural and social service non-profit entities, special districts, project finance, and the education, healthcare, hospitality, senior living, housing and transportation sectors.

Piper Sandler Companies | 3

Equity and Fixed Income Institutional Brokerage
We offer both equity and fixed income advisory and trade execution services for institutional investors, corporations, and government and non-profit entities. Integral to our capital markets efforts, we have equity sales and trading relationships with institutional investors in North America and Europe that invest in our core sectors. Our fundamental equity research analysts provide investment ideas and support to our trading clients on approximately 1,000 companies. Our macro research teams provide a comprehensive overview of global trends, such as economic and energy trends, as well as policy actions and political developments. Fixed income services provides advice on balance sheet management, investment strategy and customized portfolio solutions. We provide fixed income sales and trading solutions to banks, registered investment advisors, public entities, credit unions, asset managers, and insurance companies. We principally engage in trading activities to facilitate customer activity.

Alternative Asset Management Funds
We have created alternative asset management funds in merchant banking and healthcare in order to invest firm capital and to manage capital from outside investors.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
As of December 31, 2023, the substantial majority of our net revenues and long-lived assets were located in the U.S.

COMPETITION
Our business is subject to intense competition driven by large Wall Street and international firms, regional broker dealers, boutique and niche-specialty firms and alternative trading systems that effect securities transactions through various electronic venues. Competition is based on a variety of factors, including price, quality of advice and service, reputation, product selection, transaction execution, financial resources and investment performance. Many of our large competitors have greater financial and technology resources than we have and may have greater capacity for risk and potential innovation as well as more flexibility to offer a broader set of products and services than we can.

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

As of December 31, 2023, we had 1,725 full-time employees, of which 1,632 were employed in the U.S. and 93 in the United Kingdom ("U.K.") and Hong Kong. Approximately 1,330 of our employees were registered with the Financial Industry Regulatory Authority, Inc. ("FINRA") as of December 31, 2023. One key metric we use to benchmark our firm to industry peer companies is the number of investment banking managing directors. At December 31, 2023, we had 169 corporate investment banking managing directors.

Piper Sandler Companies | 4

Compensation and Benefits Program
Our compensation program is designed to attract, reward and retain employees who possess the skills necessary to support our business objectives and assist in the achievement of our strategic goals. We provide employees with competitive compensation packages that include base salary, annual incentive bonuses, length of service awards, and equity awards. For further information on the restricted shares we grant to employees as part of year-end compensation, see Note 19 to our consolidated financial statements in Part II, Item 8 of this Form 10-K. In addition to cash and equity compensation, we offer benefits such as life and health (medical, dental and vision) insurance, paid time off, tuition reimbursement and a 401(k) plan. We also offer family support services, such as paid parental leave, fertility benefits and adoption assistance, as well as various health and wellness programs. We believe our programs align both individual employees and long-term company performance with shareholder interests.

Training and Development
A core tenet of our talent system is to develop talent from within our company and to supplement with external candidates. We provide opportunities for employees to grow and build their careers through various training and development programs. We also have a talent and succession planning process, which is reviewed annually with our board of directors.

Diversity, Equity and Inclusion ("DEI")
We believe that diverse teams with unique backgrounds, skills and experiences yield more innovative solutions. This is reflected in our commitment to engage, attract, retain and develop a diverse and talented workforce in a high-quality, equitable and inclusive environment.

We maintain several programs and partnerships to help us attract a diverse array of great talent, including the Career Exploration Program, the Piper Sandler MBA Fellowship Program and community partnerships with organizations that focus on coaching, training and mentorship to help close the career opportunity gaps for underrepresented college students. The Career Exploration Program and the Piper Sandler MBA Fellowship Program are designed to attract talented undergraduate students and MBA students, respectively, whose life experiences, demonstrated interests, and achievements will contribute to our commitment to DEI. These programs, which consider all aspects of diversity during the selection process, serve as a direct pipeline for summer internship opportunities that have the potential to convert to full-time positions.

We are focused on building an inclusive culture through a variety of initiatives supported by our DEI council, including mentorship and training. Our employee resource groups also serve as a source of inclusion and engagement for our employees, in addition to supporting our efforts to recruit a diverse workforce. Our employee resource groups consist of Multicultural, Pride, Veterans, Women's, and Young Professionals networks, and each employee resource group is open to all employees and is sponsored and supported by senior leaders across the firm.

Community Leadership
We are committed to contributing our talents and resources to serve the communities in which we live and work through the Piper Sandler Foundation, various charitable campaigns, employee programs and volunteerism. We believe this commitment assists in our efforts to attract and retain employees. In 2023, we donated a total of $7.1 million through employee donations, our corporate matching gifts programs and corporate grants. Our employees supported 1,885 causes in 2023 through our Annual Charitable Giving Campaign, a two-week campaign when Piper Sandler Companies matches each employee's donations up to $5,000.

REGULATION
As a participant in the financial services industry, our business is regulated by U.S. federal and state regulatory agencies, by self-regulatory organizations ("SROs") and securities exchanges, and by foreign governmental agencies, financial regulatory bodies and securities exchanges. We are subject to complex and extensive regulation of most aspects of our business, including the manner in which securities transactions are effected, net capital requirements, financial and electronic recordkeeping and reporting procedures, relationships and conflicts with customers, conduct, experience and training requirements for certain employees, and the manner in which we prevent and detect money-laundering and bribery activities. The regulatory framework of the financial services industry is designed primarily to safeguard the integrity of the capital markets and to protect customers, not creditors or shareholders.

Piper Sandler Companies | 5

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

Our U.S. broker dealer subsidiary (Piper Sandler & Co.) is registered as a securities broker dealer with the SEC and is a member of various SROs and securities exchanges. FINRA serves as the primary SRO of Piper Sandler & Co., and the New York Stock Exchange ("NYSE") has oversight over NYSE-related market activities. FINRA regulates many aspects of our U.S. broker dealer business, including registration, education and conduct of our broker dealer employees, examinations, rulemaking, enforcement of these rules and the federal securities laws, trade reporting and the administration of dispute resolution between investors and registered firms. We have agreed to abide by the rules of FINRA (as well as those of the NYSE and other SROs), and FINRA has the power to expel, fine and otherwise discipline Piper Sandler & Co. and its officers, directors and employees. Among the rules that apply to Piper Sandler & Co. are the uniform net capital rule of the SEC (Rule 15c3-1) and the net capital rule of FINRA. Both rules set a minimum level of net capital a broker dealer must maintain and also require that a portion of the broker dealer's assets be relatively liquid. Under the applicable FINRA rule, FINRA may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital falls below FINRA requirements. In addition, Piper Sandler & Co. is subject to certain notification requirements related to withdrawals of excess net capital. As a result of these rules, our ability to make withdrawals of capital from Piper Sandler & Co. may be limited. In addition, Piper Sandler & Co. is licensed as a broker dealer in each of the 50 states, requiring us to comply with applicable laws, rules and regulations of each state. Any state may revoke a license to conduct a securities business and fine or otherwise discipline broker dealers and their officers, directors and employees.

We also operate one entity that is authorized, licensed and regulated by the Financial Conduct Authority of the U.K. and registered under the laws of England and Wales, as well as an entity that is authorized, licensed and regulated by the Hong Kong Securities and Futures Commission and registered under the laws of Hong Kong. The Financial Conduct Authority of the U.K. and the Hong Kong Securities and Futures Commission regulate these entities (in their respective jurisdictions) in areas of capital adequacy, customer protection and business conduct, among others. We also have a subsidiary organized in Guernsey and regulated by the Guernsey Financial Services Commission ("GFSC").

Entities in the jurisdictions identified above are also subject to anti-money laundering regulations. Piper Sandler & Co. is subject to the USA PATRIOT Act of 2001, which contains anti-money laundering and financial transparency laws and mandates the implementation of various regulations requiring us to implement standards for verifying client identification at the time the client relationship is initiated, monitoring client transactions and reporting suspicious activity. Our entities in Hong Kong, the U.K. and Guernsey are subject to similar anti-money laundering laws and regulations in those jurisdictions. We are also subject to the U.S. Foreign Corrupt Practices Act as well as other anti-bribery and anti-corruption laws in the jurisdictions in which we operate. These laws generally prohibit companies and their intermediaries from engaging in bribery or making other improper payments to foreign officials for the purpose of obtaining or retaining business or gaining an unfair business advantage.

We maintain subsidiaries that are registered as investment advisors with the SEC and subject to regulation and oversight by the SEC. PSC Capital Partners LLC, Piper Sandler Advisors LLC, Piper Heartland Healthcare Capital LLC and Piper Sandler Finance Management LLC are asset management subsidiaries and registered investment advisors. As registered investment advisors, these entities are subject to requirements that relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, financial and electronic recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between the advisor and advisory clients, as well as general anti-fraud prohibitions. Piper Sandler & Co. is also a registered investment advisor and subject to these requirements. Parallel General Partner Limited is the general partner of several private equity limited partnerships; it and the limited partnerships are registered and regulated by the GFSC.

Certain of our businesses also are subject to compliance with laws and regulations of U.S. federal and state governments, non-U.S. governments, their respective agencies or various SROs or exchanges governing the privacy of client information, as applicable. Any failure with respect to our practices, procedures and controls in any of these areas could subject us to regulatory consequences, including fines, and potentially other significant liabilities.

Piper Sandler Companies | 6

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Information regarding our executive officers and their ages as of February 20, 2024, are as follows:

Name	Age	Position(s)
Chad R. Abraham	55	Chief Executive Officer
Debbra L. Schoneman	55	President
Katherine P. Clune	43	Chief Financial Officer
James P. Baker	56	Global Co-Head of Investment Banking and Capital Markets
Michael R. Dillahunt	55	Global Co-Head of Investment Banking and Capital Markets
Jonathan J. Doyle	58	Vice Chairman and Head of Financial Services Group
John W. Geelan	48	General Counsel and Secretary

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

Katherine P. Clune is our chief financial officer, a position she has held since January 2024. She most recently served as senior vice president of finance from November 2023 to January 2024. Before joining Piper Sandler Companies, Ms. Clune was treasurer and head of planning and strategy at Evercore Inc., from June 2022 to November 2023, and global head of financial planning and analysis at Morgan Stanley from June 2020 to June 2022. Prior to that, Ms. Clune served in various capacities with Morgan Stanley from 2005 through June 2022, including global head, liquidity coverage and planning, and chief financial officer, U.S. banks.

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

Michael R. Dillahunt is our global co-head of investment banking and capital markets, a position he has held since March 2021. Prior to that, he served as co-head of our services and industrials group from 2011 to 2020, and as vice chairman of investment banking and chairman of M&A and private equity coverage from 2020 to March 2021. Mr. Dillahunt joined Piper Sandler Companies in 1998, prior to which he had been an M&A and corporate attorney at Milbank LLP.

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

Piper Sandler Companies | 7

ADDITIONAL INFORMATION
Our principal executive offices are located at 800 Nicollet Mall, Suite 900, Minneapolis, Minnesota 55402, and our general telephone number is (612) 303-6000. We maintain an Internet Web site at http://www.pipersandler.com. The information contained on and connected to our Web site is not incorporated into this Form 10-K. We make available free of charge on or through our Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and all other reports we file with the SEC, as soon as reasonably practicable after we electronically file these reports with, or furnish them to, the SEC. Such reports are also available on the SEC's Web site at http://www.sec.gov. "Piper Sandler," the "Company," "registrant," "we," "us" and "our" refer to Piper Sandler Companies and our subsidiaries. The Piper Sandler logo and the other trademarks, tradenames and service marks of Piper Sandler Companies mentioned in this report or elsewhere, including, but not limited to, PIPER SANDLER®, PIPER JAFFRAY®, REALIZE THE POWER OF PARTNERSHIP®, CORNERSTONE MACRO®, SIMMONS ENERGY | A DIVISION OF PIPER SANDLER®, SIMMONS ENERGY | A DIVISION OF PIPER JAFFRAY®, SIMMONS ENERGY®, SIMMONS & COMPANY INTERNATIONAL®, SIMMONSCO-INTL®, PIPER SANDLER FINANCESM, BIOINSIGHTS®, TAKING STOCK WITH TEENS®, HEALTHY ACTIVE AND SUSTAINABLE LIVING® and GUIDES FOR THE JOURNEY®, are the property of Piper Sandler & Co., a subsidiary of Piper Sandler Companies.

Item 1A. Risk Factors.
In the normal course of our business activities, we are exposed to a variety of strategic risks, market risks, human capital risks, liquidity risks, credit risks, operational risks, and legal and regulatory risks. A description of each of these principal areas of risk, as well as the primary risk management processes that we use to mitigate our risk exposure in each, is discussed below under the caption "Risk Management" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Form 10-K.

The following discussion sets forth risk factors that we have identified in each principal area of risk as being the most material to our business, future financial condition, and results of operations. Although we discuss these risk factors primarily in the context of their potential effects on our business, financial condition or results of operations, it should be understood that these effects can have further negative implications such as: reducing the price of our common stock; reducing our capital, which can have regulatory and other consequences; affecting the confidence that our clients and other counterparties have in us, with a resulting negative effect on our ability to conduct and grow our business; and reducing the attractiveness of our securities to potential purchasers, which may adversely affect our ability to raise capital and secure other funding or the prices at which we are able to do so. Further, additional risks beyond those discussed below and elsewhere in this Form 10-K or in other of our reports filed with, or furnished to, the SEC could adversely affect us. We cannot provide assurance that the risk factors herein or elsewhere in our other reports filed with, or furnished to, the SEC address all potential risks that we may face.

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

STRATEGIC AND MARKET RISK
Our business success depends in large part upon the strategic decisions made by our executive management, the alignment of business plans developed to act upon those decisions, and the quality of implementation of these business plans. Strategic risk represents the risk associated with our executive management failing to develop and execute on the appropriate strategic vision which demonstrates a commitment to our culture, leverages our core competencies, appropriately responds to external factors in the marketplace, and is in the best interests of our company. In setting out and executing upon a strategic vision for our business, we are faced with a number of inherent risks, including risks relating to external events, market and economic conditions, competition, and business performance that could all negatively affect our ability to execute on our strategic decisions and, therefore, our future financial condition or results of operations. The risks related to external events and overall market and economic conditions are referred to as market risk. The following are material risk factors that could pose a risk to our strategic vision, and the market risks that may impact execution of our strategy.

Piper Sandler Companies | 8

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
Economic and market conditions have had, and will continue to have, a direct and material impact on our results of operations and financial condition because performance in the financial services industry is heavily influenced by the overall strength of economic conditions and financial market activity. For example:

•In 2023, our business continued to be impacted by the U.S. Federal Reserve's efforts to reduce inflation. Although market volatility trended lower, equity indices saw a significant rally as the pace of inflation fell, and the U.S. economy remained relatively resilient, overall financial market activity remained subdued compared to historical levels. During the first half of the year, the U.S. Federal Reserve raised rates four times, which brought the fed funds rate to a 22-year high. These higher interest rates, persistent inflation, and tightened lending standards following two high-profile bank failures in the first quarter of 2023 contributed to macroeconomic uncertainty and muted client activity across our businesses, including advisory, equity capital markets, fixed income institutional brokerage, and public finance. We believe that the trajectory of market conditions in 2024 will be dependent on several factors, including a continued moderation of the pace of inflation, whether the U.S. Federal Reserve is able to cut interest rates, whether the U.S. economy enters a recession and its magnitude and duration, and the effects of macroeconomic or political uncertainty in the U.S. or abroad. Widespread concern or doubts in the market about U.S. or global economic conditions, the potential for financial contagion or widespread corporate or government defaults, the U.S. presidential election, the possibility of the broader outbreak of armed conflict in the Middle East or Eastern Europe, geopolitical tensions concerning Taiwan, or the pace, impact, or effectiveness of the actions by the U.S. Federal Reserve with respect to interest rates, or the efficacy or adequacy of government measures enacted to support the U.S. and global economy, could erode the outlook for macroeconomic conditions, economic growth, and business confidence, which would negatively impact our businesses.

•Our equities investment banking revenues from our advisory and equity capital markets businesses are directly related to macroeconomic conditions and corresponding financial market activity. Our equities investment banking business overall, but especially our capital markets business, benefits from cycles of strong financial market activity and company valuations. As an example, a significant portion of our equities investment banking revenues in recent years has been derived from advisory and capital markets engagements in our focus sectors and from financial sponsor clients, and activity in these areas is highly correlated to market conditions and the macroeconomic environment. During periods of heightened economic uncertainty, financial market activity can significantly decline, as we experienced in 2023, and our business may suffer reduced revenues as a result. If the outlook for macroeconomic conditions in 2024 were to remain depressed, or deteriorate further, the level of financial market activity could continue to decrease, which would reduce our equities investment banking revenues more generally. In addition, market volatility or uncertainty related to a decline in the U.S. or global macroeconomic outlook could cause financial market activity to decrease, which would also negatively affect our equities investment banking revenues. Global macroeconomic conditions and U.S. financial markets also remain vulnerable to the potential risks posed by exogenous shocks, which could include, among other things, political or social unrest or economic uncertainty in the U.S. and the European Union, including the potential for financial contagion or widespread corporate or government defaults, renewed concern about China's economy or financial sector, the wider outbreak of armed conflict in the Middle East or Eastern Europe, geopolitical tensions concerning Taiwan, and complications involving terrorism and armed conflicts around the world, or other challenges to global trade. More generally, because our business is closely correlated to the macroeconomic outlook, a significant deterioration in that outlook or an exogenous shock would likely have an immediate and significant negative impact on our equities investment banking business and our overall results of operations.

It is difficult to predict the economic and market conditions for 2024, which are dependent upon global and U.S. economic conditions and geopolitical events globally. Our smaller scale and the cyclical nature of the economy and the financial services industry leads to volatility in our financial results, including our operating margins, compensation ratios, business mix, and revenue and expense levels. Our financial performance may be limited by the fixed nature of certain expenses, the impact from unanticipated losses or expenses during the year, our business mix, and the inability to scale back costs in a timeframe to match decreases in revenue-related changes in market and economic conditions. As a result, our financial results may vary significantly from quarter to quarter and year to year.

Piper Sandler Companies | 9

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
Our results for a particular period may be disproportionately impacted by declines in specific sectors of the U.S. or global economy, or for certain products within the financial services industry, due to our business mix and focus areas. For example:

•Our equities investment banking business focuses on specific sectors, including healthcare, financial services, energy and power, services and industrials, consumer, technology, and chemicals. Volatility, uncertainty, or slowdowns in any of these sectors may adversely affect our business, sometimes disproportionately, and may cause volatility in the net revenues we receive from our corporate advisory and capital markets activities. Both the healthcare and financial services sectors are significant contributors to our overall results, and negative developments in either of these sectors, including negative developments that result from legislative or regulatory actions, would materially and disproportionately impact our equities investment banking results, even if general economic conditions were strong. In 2023, the financial services sector suffered a significant decline in activity following two high-profile bank failures, which negatively impacted our results of operations. In addition, we may not participate, or may participate to a lesser degree than other firms, in sectors that experience significant activity, such as real estate, and our operating results may not correlate with the results of other firms that participate in these sectors.

•Our public finance investment banking business depends heavily upon conditions in the municipal market. It focuses on investment banking activity in sectors that include state and local governments, cultural and social service non-profit entities, special districts, project finance, and the education, healthcare, hospitality, senior living, housing and transportation sectors, with an emphasis on transactions with a par value of $500 million or less. Both refunding and specialty high-yield new issuances have contributed a significant portion of our public finance investment banking revenues in recent years. During 2023, higher nominal rates and interest rate volatility had a disproportionately negative impact on the level of refunding issuances and investor demand for high-yield products as compared to other municipal issuances, which impacted our results of operations. To the extent that those conditions continue or worsen in 2024, and to the extent that there is concern about U.S. economic growth, refunding activity and high-yield sectors may continue to be disproportionately affected, which would impact our results of operations. In addition, our public finance banking business is currently concentrated in the middle market, and to the extent that market conditions for our clients results in lower activity as compared to larger issuers, our results of operations will be negatively impacted.

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

Piper Sandler Companies | 10

We may make strategic acquisitions, enter into new business opportunities, or engage in joint ventures that could cause us to incur unforeseen expenses, have disruptive effects on our business and may not yield the benefits we expect.
A significant portion of our growth in recent years has come through corporate development activities, including acquisitions. There are a number of risks associated with these activities. Costs or difficulties relating to a transaction, including integration of products, employees, technology systems, accounting systems and management controls, or entry into a new business line, may be difficult to predict accurately and be greater than expected causing our estimates to differ from actual results. Importantly, we may be unable to retain key personnel after a transaction, including personnel who are critical to the success of the ongoing business. We may incur unforeseen liabilities of an acquired company or from entry into a new business line that could impose significant and unanticipated legal costs on us. We will need to successfully manage these risks in order to fully realize the anticipated benefits of these transactions.

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

Our long-term strategic growth plan relies upon corporate development, and our ability to realize that growth will be dependent on our ability to identify and execute on accretive opportunities. To the extent that we are unable to do so, our long-term growth may be negatively impacted.

We may not be able to compete successfully with other companies in the financial services industry that have significantly greater resources than we do.
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

Piper Sandler Companies | 11

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
Maintaining our reputation is critical to attracting and maintaining clients, customers, investors, and employees. If we fail to deal with, or appear to fail to deal with, issues that may give rise to reputational risk, such failure or appearance of failure could have a material adverse effect on our business and stock price. These issues include appropriately dealing with potential conflicts of interest, legal and regulatory requirements, perceptions of our environmental, social and governance practices or business selection, ethical issues, money laundering, cybersecurity, and the proper identification of the strategic, market, human capital, liquidity, credit, operational, legal and regulatory risks inherent in our business and products.
The number of anticipated investment banking transactions may differ from actual results.
The completion of anticipated investment banking transactions in our pipeline is uncertain and partially beyond our control, and our investment banking revenue is typically earned only upon the successful completion of a transaction. In most cases, we receive little or no payment for investment banking engagements that do not result in the successful completion of a transaction. For example, a client's acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or director or shareholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other issues in the client's or counterparty's business. More importantly, anticipated advisory or capital markets transactions may be delayed or terminated as a result of a decline in or uncertainty surrounding market or economic conditions. If parties fail to complete a transaction on which we are advising or an offering in which we are participating, we could earn little or no revenue from the transaction and may have incurred significant expenses (e.g., travel and legal expenses) associated with the transaction. Accordingly, our business is highly dependent on market and economic conditions as well as the decisions and actions of our clients and interested third parties, and the number of engagements we have at any given time (and any characterization or description of our deal pipelines) is subject to change and may not necessarily result in future revenues.

HUMAN CAPITAL RISK

Our business is a human capital business, and, therefore, our future financial condition and results of operations are significantly dependent upon our employees and their actions. Our success depends on the skills, expertise, and performance of our employees. Human capital risks represent the risks posed if we fail to attract and retain qualified individuals who are motivated to serve the best interests of our clients, thereby serving the best interests of our company, as well as the risks posed if our culture fails to encourage such behavior. Human capital risk is also present where we fail to detect and prevent employees from acting contrary to our policies and procedures, for example, if an employee were to inadequately safeguard or misuse our clients' confidential information. Any failure by us in creating and maintaining a culture that emphasizes serving our clients' best interests or detecting or preventing employees from engaging in behaviors that run counter to that culture might lead to reputational damage for our firm. The following are material human capital risk factors that could pose a risk to us.

Piper Sandler Companies | 12

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

LIQUIDITY AND CREDIT RISK

Two of our principal categories of risk as a broker dealer are liquidity and credit risk, each of which can have a material impact on our results of operations and viability as a business. We believe that the effective management of liquidity and credit is fundamental to the financial health of our firm. With respect to liquidity risk, it impacts our ability to timely access necessary funding sources in order to operate our business and our ability to timely divest securities that we hold in connection with our market-making and sales and trading activities. Credit risk, as distinguished from liquidity risk, is the potential for loss due to the default or deterioration in credit quality of a counterparty, customer, client, borrower, or issuer of securities we hold in our trading inventory. The nature and amount of credit risk depends on the type of transaction, the structure and duration of that transaction and the parties involved. The following are material liquidity and credit risk factors that could pose a risk to us.

Piper Sandler Companies | 13

An inability to access capital readily or on terms favorable to us could impair our ability to fund operations and could jeopardize our financial condition and results of operations.

Liquidity, or ready access to funds, is essential to our business. To fund our business, we rely on financing provided by Pershing LLC ("Pershing") under our fully disclosed clearing agreement and Canadian Imperial Bank of Commerce ("CIBC") under a clearing arrangement with bank financing, as well as other bank financing. The financing provided by Pershing and CIBC is at their discretion (i.e., uncommitted) and could be denied. In December 2023, we renewed our unsecured revolving credit facility and increased the size from $75 million to $100 million to use for working capital and general corporate purposes. We also renewed our committed line in December 2023 for an additional twelve months and decreased the size from $80 million to $50 million.

Our access to funding sources, particularly uncommitted funding sources, is dependent on factors we cannot control, such as economic downturns, the disruption of financial markets, the failure or consolidation of other financial institutions, and negative news about the financial industry generally or us specifically. We could experience disruptions with our credit facilities in the future, including the loss of liquidity sources or increased borrowing costs, if lenders or investors develop a negative perception of our short- or long-term financial prospects, which could result from decreased business activity. Our liquidity also could be impacted by the activities resulting in concentration of risk, including investments in specific markets or products without liquidity. Our access to funds also may be impaired if regulatory authorities take significant action against us, or if we discover that one of our employees has engaged in serious unauthorized or illegal activity.

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

We make various estimates that affect reported amounts and disclosures. Broadly, those estimates are used in measuring fair value of certain financial instruments, investments in private companies, accounting for goodwill and intangible assets, establishing provisions for potential losses that may arise from litigation, and regulatory proceedings and tax examinations. Estimates are based on available information and judgment. Therefore, actual results could differ from our estimates and that difference could have a material effect on our consolidated financial statements. With respect to accounting for goodwill and intangible assets, we complete our annual goodwill and intangible asset impairment testing in the fourth quarter of each year (or earlier if impairment indicators are present). Impairment charges resulting from this valuation analysis could materially adversely affect our results of operations.

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

Piper Sandler Companies | 14

Investments in private companies are valued based on an assessment of each underlying security, considering rounds of financing, the financial condition and operating results of the private company, third-party transactions and market-based information, including comparable company transactions, trading multiples (e.g., multiples of revenue and earnings before interest, taxes, depreciation, and amortization ("EBITDA")), discounted cash flow analyses and changes in market outlook, among other factors. These valuation techniques require significant management estimation and judgment.

Concentration of risk increases the potential for significant losses.

Concentration of risk increases the potential for significant losses in our sales and trading, alternative asset management, credit underwriting and syndication platform, and underwriting businesses. We have committed capital to these businesses, and we may take substantial positions in particular types of securities or issuers. This concentration of risk may cause us to suffer losses even when economic and market conditions are generally favorable for our competitors. Further, disruptions in the credit markets can make it difficult to hedge exposures effectively and economically.

Our businesses, profitability and liquidity may be adversely affected by deterioration in the credit quality of, or defaults by, third parties who owe us money, securities or other assets.

The nature of our businesses exposes us to credit risk, or the risk that third parties who owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Deterioration in the credit quality of securities or obligations we hold could result in losses and adversely affect our ability to rehypothecate or otherwise use those securities or obligations for liquidity purposes. A significant downgrade in the credit ratings of our counterparties could also have a negative impact on our results. Default rates, downgrades and disputes with counterparties as to the valuation of collateral tend to increase in times of market stress and illiquidity. Although we review credit exposures to specific clients and counterparties and to specific industries that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. Also, concerns about, or a default by, one institution generally leads to losses, liquidity problems, or defaults by other institutions, which in turn could adversely affect our business.

Particular activities or products within our business expose us to increased credit risk, including inventory positions, nonstandard settlements, interest rate swap contracts with customer credit exposure, counterparty risk with one major financial institution related to customer interest rate swap contracts without customer credit exposure, investment banking and advisory fee receivables, liquidity providers on variable rate demand notes we remarket, and similar activities. With respect to interest rate swap contracts with customer credit exposure, we have retained the credit exposure with four non-publicly rated counterparties totaling $6.7 million at December 31, 2023 as part of our matched-book interest rate swap program. In the event of a termination of the contract, the counterparty would owe us the applicable amount of the credit exposure. If our counterparty is unable to make its payment to us, we would still be obligated to pay our hedging counterparty, resulting in credit losses. Non-performance by our counterparties, clients and others, including with respect to our inventory positions and interest rate swap contracts with customer credit exposures, could result in losses, potentially material, and thus have a significant adverse effect on our business and results of operations.

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

Piper Sandler Companies | 15

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

We engage in a variety of activities in which we commit or invest our own capital, including underwriting and alternative asset management. In our role as underwriter for equity and fixed income securities, we commit to purchase securities from the issuer or one or more holders of the issuer's securities, and we then sell those securities to other investors or into the public markets, as applicable. Our underwriting activities, including bought deal transactions and equity block trading activities, expose us to the risk of loss if the price of the security falls below the price we purchased the security before we are able to sell all of the securities that we purchased. For example, as an underwriter, or, with respect to equity securities, a block positioner, we may commit to purchasing securities from an issuer or one or more holders of the issuer's securities without having found purchasers for some or all of the securities. In those instances, we may find that we are unable to sell the securities at a price equal to or above the price at which we purchased the securities, or with respect to certain securities, at a price sufficient to cover our hedges. With respect to alternative asset management, our ability to withdraw our capital from these investments may be limited, and we may not be able to realize our investment objectives by sale or disposition at attractive prices, increasing our risk of losses. Our joint venture entities or other alternative asset management entities that underwrite and syndicate client debt may hold a portion of such debt after syndication, and our invested capital is exposed to a risk of loss to the extent that the debt is ultimately not repaid.

Our results from these activities may vary from quarter to quarter. We may incur significant losses from our underwriting and alternative asset management activities due to equity or fixed income market fluctuations and volatility from quarter to quarter, or from a deterioration in specific business subsectors or the economy more generally. In addition, we may engage in hedging transactions that, if not successful, could result in losses, and the hedges we purchase to counterbalance market rate changes in certain inventory positions are not perfectly matched to the positions being hedged, which could result in losses.

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

Piper Sandler Companies | 16

OPERATIONAL RISK

Operational risk is the risk of loss, or damage to our reputation, resulting from inadequate or failed processes, people and systems or from external events. Such loss or reputational damage could negatively impact our future financial condition and results of operations. The following are material operational risk factors that could pose a risk to us.

Our information and technology systems, including outsourced systems, are critical components of our operations, and failure of those systems or other aspects of our operations infrastructure may disrupt our business, cause financial loss and constrain our growth.

We typically transact thousands of securities trades on a daily basis across multiple markets. Our data and transaction processing, financial, accounting and other technology and operating systems are essential to this task. A system malfunction (due to hardware failure, capacity overload, security incident, data corruption, or similar event) or mistake made relating to the processing of transactions could result in financial loss, liability to clients, regulatory intervention, reputational damage and constraints on our ability to grow.

We operate under a fully disclosed model for all of our client clearing activities and for all of our securities inventories with the exception of convertible securities. In a fully disclosed model, we act as an introducing broker for most customer transactions and rely on a clearing broker dealer to handle clearance and settlement of our customers' securities transactions. The clearing services provided by our clearing broker dealer, Pershing, are critical to our business operations, and similar to other important outsourced operations, any failure by the clearing agent with respect to the services we rely on it to provide could significantly disrupt and negatively impact our operations and financial results. We also contract with third parties for market data services, which constantly broadcast news, quotes, analytics and other relevant information to our employees, as well as other critical data processing activities. In the event that any of these service providers fails to adequately perform such services or the relationship between that service provider and us is terminated, we may experience a significant disruption in our operations, including our ability to timely and accurately process transactions or maintain complete and accurate records of those transactions.

Adapting or developing our technology systems to meet new regulatory requirements, client needs, geographic expansion and industry demands also is critical for our business. The introduction of new technologies presents new challenges on a regular basis. We have an ongoing need to upgrade and improve our various technology systems, including our data and transaction processing, financial, accounting, risk management, compliance, and trading systems. This need could present operational issues or require significant capital spending. It also may require us to make additional investments in technology systems and may require us to reevaluate the current value or expected useful lives of our technology systems, which could negatively impact our results of operations.

A disruption in the infrastructure that supports our business due to fire, natural disaster, health emergency (e.g., a pandemic), power or communication failure, act of terrorism or war may affect our ability to service and interact with our clients. If we are not able to implement contingency plans effectively, any such disruption could harm our results of operations.

Piper Sandler Companies | 17

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

A successful penetration or circumvention of the security of our systems could cause serious negative consequences for us, including significant disruption of our operations and those of our clients, customers and counterparties; misappropriation of our confidential information or that of our clients, customers, counterparties or employees; or damage to our computers or systems and those of our clients, customers and counterparties. A cyber attack or other information security events could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure and reputational harm, all of which could have a material adverse effect on us.

We continuously monitor and develop our systems to protect our technology infrastructure and data from misappropriation or corruption. Despite our efforts to ensure the integrity of our systems and information, we may not be able to anticipate, detect or implement effective preventive measures against all cyber threats, especially because the techniques used are increasingly sophisticated, change frequently, and are often not recognized until months after the attack. Cyber attacks can originate from a variety of sources, including third parties who are affiliated with foreign governments or other actors or employees acting negligently or in a manner adverse to our interests. Third parties may seek to gain access to our systems either directly or using equipment or security passwords belonging to employees, customers, third-party service providers or other users of our systems. In addition, due to our interconnectivity with third-party vendors, central agents, exchanges, clearing houses and other financial institutions, we could be adversely impacted if any of them are subject to a successful cyber attack or other information security event.

Piper Sandler Companies | 18

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

We have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors regarding our internal control over financial reporting. We are in compliance with Section 404 of the Sarbanes-Oxley Act as of December 31, 2023. However, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to maintain an effective internal control environment could materially adversely affect our business.
Piper Sandler Companies | 19

LEGAL AND REGULATORY RISK

Legal and regulatory risk includes the risk of non-compliance with applicable legal and regulatory requirements and the loss to our reputation we may suffer as a result of failure to comply with laws, regulations, rules, related SRO standards and codes of conduct applicable to our business activities. It also includes the risk that legislation could reduce or eliminate certain business activities that we are currently engaged in, which could harm our future financial condition or results of operations. The following are material legal and regulatory risk factors that could pose a risk to us.

Our business is subject to extensive regulation in the jurisdictions in which we operate, and a significant regulatory action against our company may have a material adverse financial effect on, cause significant reputational harm to, or result in other collateral consequences for our company.

As a participant in the financial services industry, we are subject to complex and extensive regulation of many aspects of our business by U.S. federal and state regulatory agencies, SROs (including securities exchanges) and by foreign governmental agencies, regulatory bodies and securities exchanges. Specifically, our operating subsidiaries include broker dealer and related securities entities organized in the U.S., the U.K., and Hong Kong. Each of these entities is registered or licensed with the applicable local regulator and is subject to all the applicable rules and regulations promulgated by those authorities. In addition, our asset management subsidiaries, PSC Capital Partners LLC, Piper Sandler Advisors LLC, Piper Heartland Healthcare Capital LLC and Piper Sandler Finance Management LLC, as well as Piper Sandler & Co., are registered as investment advisors with the SEC and are subject to the regulation and oversight by the SEC, and we have an additional asset management subsidiary subject to regulation in Guernsey.

Generally, the requirements imposed by our regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us. These requirements are not designed to protect our shareholders. Consequently, broker dealer regulations often serve to limit our activities, through net capital, customer protection, market conduct requirements and other restrictions on the businesses in which we may operate or invest. We also must comply with numerous regulations, including requirements related to fiduciary duties to clients, record-keeping, reporting and customer disclosures. Compliance with many of these regulations entails a number of risks, particularly in areas where applicable regulations may be newer or unclear. Regulatory authorities in all jurisdictions in which we conduct business may examine or investigate aspects of our business, and responding to examinations or investigations could increase regulatory costs and adversely affect our results of operations. For example, in 2023, we disclosed ongoing investigations by the SEC and the Commodity Futures Trading Commission (the "CFTC") regarding our compliance with recordkeeping requirements for business-related communications sent over unapproved electronic messaging channels. In addition, we and our employees could be fined or otherwise disciplined for violations or prohibited from engaging in some of our business activities.

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

The effort to combat money laundering also has become a high priority in governmental policy with respect to financial institutions. The obligation of financial institutions, including ourselves, to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions has required the implementation and maintenance of internal practices, procedures and controls which have increased, and may continue to increase, our costs. Any failure with respect to our programs in this area could subject us to serious regulatory consequences, including substantial fines and potentially other liabilities.

Piper Sandler Companies | 20

Our industry is exposed to significant legal liability, which could lead to substantial damages.

We face significant legal risks in our businesses. These risks include potential liability under securities laws and regulations in connection with our capital markets, asset management and other businesses. The volume and amount of damages claimed in litigation, arbitrations, regulatory enforcement actions and other adversarial proceedings against financial services firms has historically been intense. Our experience has been that adversarial proceedings against financial services firms typically increase during and following a market downturn. We also are subject to claims from disputes with our employees and our former employees under various circumstances. Risks associated with legal liability often are difficult to assess or quantify, and their existence and magnitude can remain unknown for significant periods of time, making the amount of legal reserves related to these legal contingencies difficult to determine and subject to future revision. Legal or regulatory matters involving our directors, officers or employees in their individual capacities also may create exposure for us because we may be obligated or may choose to indemnify the affected individuals against liabilities and expenses they incur in connection with such matters to the extent permitted under applicable law. In addition, like other financial services companies, we may face the possibility of employee fraud or misconduct. The precautions we take to prevent and detect this activity may not be effective in all cases, and there can be no assurance that we will be able to deter or prevent fraud or misconduct. Exposures from and expenses incurred related to any of the foregoing actions or proceedings could have a negative impact on our results of operations and financial condition. In addition, future results of operations could be adversely affected if reserves relating to these legal liabilities are required to be increased or legal proceedings are resolved in excess of established reserves.

Legislative and regulatory proposals could significantly curtail the revenue from certain products or services that we currently provide or could otherwise have a material adverse effect on our results of operations.

Proposed changes in laws or regulations relating to our business could decrease, perhaps significantly, the revenue that we receive from certain products or services that we provide, or otherwise have a material adverse effect on our results of operations. Both the healthcare and financial services sectors are significant contributors to our overall results, and negative developments in either of these sectors, including negative developments that result from legislative or regulatory actions, could negatively affect our results of operations, even when general economic conditions are strong.

The business operations that we conduct outside of the U.S. subject us to unique risks.

When we conduct business outside the U.S., we are subject to risks, including the risk that we will be unable to provide effective operational support to these business activities, the risk of noncompliance with foreign laws and regulations, and the general economic and political conditions in countries where we conduct business, which may differ significantly from those in the U.S. For example, the effect of Brexit is still developing and could require us to obtain additional regulatory licenses or impose additional restrictions on our ability to conduct business in Europe. In addition, our international operations require compliance with anti-bribery and anti-corruption laws, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010. These laws generally prohibit companies and their intermediaries from engaging in bribery or making other improper payments to foreign officials for the purpose of obtaining or retaining business or gaining an unfair business advantage. While our employees and agents are required to comply with these laws, we cannot ensure that our internal controls policies and procedures will always protect us from intentional, reckless or negligent acts committed by our employees or agents, which acts could subject our company to fines or other regulatory consequences that could disrupt our operations and negatively impact our results of operations.

Regulatory capital requirements may limit our ability to expand or maintain our present levels of business or impair our ability to meet our financial obligations.

We are subject to the SEC's uniform net capital rule (Rule 15c3-1) and the net capital rule of FINRA, which may limit our ability to withdraw capital from Piper Sandler & Co. The uniform net capital rule sets the minimum level of net capital a broker dealer must maintain and also requires that a portion of its assets be relatively liquid. FINRA may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital falls below its requirements. Underwriting commitments require a charge against net capital and, accordingly, our ability to make underwriting commitments may be limited by the requirement that we must at all times be in compliance with the applicable net capital regulations.

Piper Sandler Companies, our holding company, depends on dividends, distributions and other payments from our subsidiaries to fund its obligations. The regulatory restrictions described above may impede access to funds our holding company needs to make payments on any such obligations.

Piper Sandler Companies | 21

OTHER RISKS TO OUR SHAREHOLDERS

The following are additional risk factors that could pose a material risk to us or our shareholders.

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

Our stock price may fluctuate as a result of several factors, including changes in our revenues, operating results, and return on equity.

We have experienced, and expect to experience in the future, fluctuations in the market price of our common stock due to factors that relate to the nature of our business, including changes in our revenues, operating results, earnings per share, and return on equity. Our business, by its nature, does not produce steady and predictable earnings on a quarterly basis, which may cause fluctuations in our stock price that may be significant. Other factors that have affected, and may further affect, our stock price include changes in or news related to economic, political, or market events or conditions, changes in market conditions in the financial services industry, including developments in regulation affecting our business, a predominantly passive or quantitative shareholder base among the Company's top twenty shareholders, failure to meet the expectations of market analysts, changes in recommendations or outlooks by market analysts, and aggressive short selling.

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

Item 1B. Unresolved Staff Comments.
None.

Piper Sandler Companies | 22

Item 1C. Cybersecurity.
As a trusted advisor to our clients and a regulated financial services firm, information and cybersecurity are critical to our operations and reputation. Our management team takes an active role in identifying, assessing, monitoring and managing material risks from information and cybersecurity threats. Management’s assessment of information and cybersecurity threats is incorporated into our enterprise risk management processes, which include assessing inherent risks posed by the internal operating environment and external factors, assessing the adequacy and design of controls, testing controls, determining residual risk and comparing it to risk appetite thresholds, and taking steps to further mitigate risks as needed. Our board of directors is actively engaged in the oversight of cybersecurity and information technology risks, with primary oversight responsibility delegated to the audit committee of the board of directors. The audit committee is composed of board members with the appropriate expertise, including risk management, cybersecurity and finance, to oversee these risks as well as management's cybersecurity processes and protocols.

Our chief information and operations officer is a member of our leadership team and has been in this role for 15 years. With more than 25 years of experience in information technology in the investment banking industry, he is responsible for overseeing more than 100 employees in our information security and technology departments who possess relevant educational and industry experience. The information security and technology departments are responsible for various functions of our information and cybersecurity program, including implementing and maintaining policies and procedures; developing, implementing and governing various service level agreements; ratifying security standards; reviewing project implementations; performing third-party vendor assessments; and operating programs such as threat intelligence, vulnerability management, security information event management, and information governance.

Our information and cybersecurity program utilizes the National Institute of Standards and Technology ("NIST") Cybersecurity Framework, and our security controls are mapped to the NIST Cybersecurity Framework to ensure alignment with recognized industry best practices. Annually, we engage a third-party consultant to conduct an assessment of the effectiveness of our information and cybersecurity program against the NIST Cybersecurity Framework. This assessment is reviewed with the audit committee, and opportunities for further maturation are incorporated into our information and cybersecurity roadmap.

Additionally, we regularly engage consultants and other third parties to evaluate specific priority areas of our information and cybersecurity program based on our assessment of the current cybersecurity threat landscape. Examples of our engagement with consultants include external penetration testing, application security assessment and cybersecurity incident response tabletop exercises.

Our third-party vendor management program has a tiered approach to assess vendors based on risk profile. We review each third-party vendor’s architectures, security practices and data flows, and integrate stringent contractual terms encompassing breach notifications and other security requirements. The risk profiles associated with our service level agreements are monitored by senior employees in our information security and technology departments. Our vendor management program also includes an annual reassessment of the risk profile of each vendor and interim vendor reviews are completed if service alterations occur.

Senior information security and technology employees, including the chief information and operations officer, meet regularly to discuss potential information and cybersecurity threats that have been identified by our systems, employees or otherwise made known to us by our third-party service providers, vendors and other external users, and to formulate the appropriate response to any identified material information and cybersecurity threats. When high-priority information or cybersecurity risks are identified, certain employees in our information security, privacy, technology, legal and compliance departments meet or communicate to review potential threats in accordance with our internal cybersecurity incident response process.

Potential threats, our response to such threats, and our evaluation of any residual risk are communicated quarterly to the audit committee. As necessary, the chief information and operations officer provides interim updates to the audit committee and, as appropriate, the board of directors, concerning high-priority or material information or cybersecurity threats. Our chief information and operations officer also provides a quarterly update to the audit committee regarding our ongoing information and cybersecurity initiatives; the current cybersecurity landscape and emerging threats; and metrics on the effectiveness of certain aspects of our information and cybersecurity program.

Piper Sandler Companies | 23

Employees, including representatives of management, conduct an annual cybersecurity incident response tabletop exercise to review our processes and procedures in the event of a material information or cybersecurity incident, including the process for assessing the materiality of an incident and communication of an incident to the audit committee and, as appropriate, the board of directors. In addition, to promote a company-wide culture of cybersecurity risk management, we conduct regular phishing email simulations for employees to enhance awareness and responsiveness to possible threats and other kinds of preparedness training. We also require all employees to complete an annual cybersecurity and privacy awareness training.

We believe that we have implemented a comprehensive, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, as well as controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

We are not aware of any cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to affect our company, including our business strategy, results of operations or financial condition. However, we cannot provide assurance that a future cybersecurity incident would not materially affect our business strategy, results of operations or financial condition. Additional information regarding risks related to cybersecurity is included under "Risk Factors" in Part I, Item 1A of this Form 10-K.

Item 2. Properties.
As of February 20, 2024, we conducted our operations through 59 principal offices in 31 states, and the District of Columbia, and in London, Aberdeen and Hong Kong. All of our offices are leased. Our principal executive office is located at 800 Nicollet Mall, Suite 900, Minneapolis, Minnesota 55402 and, as of February 20, 2024, comprises approximately 124,000 square feet of space under a lease which expires November 30, 2025. In December 2022, we entered into a 15-year lease agreement which comprises approximately 113,000 square feet of space for our future principal executive office located at 350 N. 5th Street, Minneapolis, Minnesota 55401.

Item 3. Legal Proceedings.
The discussion of our legal proceedings contained in Note 16 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K is incorporated herein by reference.

Item 4. Mine Safety Disclosures.
Not applicable.
Piper Sandler Companies | 24

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
MARKET INFORMATION
Our common stock is listed on the New York Stock Exchange under the symbol "PIPR."

SHAREHOLDERS
We had 8,473 shareholders of record and approximately 47,559 beneficial owners of our common stock as of February 20, 2024.

DIVIDEND POLICY
Our board of directors has approved a dividend policy with the intention of returning between 30 percent and 50 percent of our fiscal year adjusted net income to shareholders.

Our board of directors has declared a special cash dividend on our common stock of $1.00 per share related to 2023 adjusted net income. This special dividend will be paid on March 15, 2024, to shareholders of record as of the close of business on March 4, 2024. Including this special cash dividend, we will have returned $3.40 per share, or approximately 37 percent of our fiscal year 2023 adjusted net income to shareholders. In addition, our board of directors has declared a quarterly cash dividend on our common stock of $0.60 per share to be paid on March 15, 2024, to shareholders of record as of the close of business on March 4, 2024.

Our board of directors is free to change our dividend policy at any time. Restrictions on our U.S. broker dealer subsidiary's ability to pay dividends are described in Note 24 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
Information about securities authorized for issuance under our equity compensation plans is included in Part III, Item 12 of this Form 10-K, and is incorporated herein by reference.

Piper Sandler Companies | 25

ISSUER PURCHASES OF EQUITY SECURITIES
The table below sets forth the information with respect to purchases made by or on behalf of Piper Sandler Companies or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the quarter ended December 31, 2023:

			Total Number of Shares	Approximate Dollar
			Purchased as Part of	Value of Shares Yet to be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs (1)
Month #1
October 1, 2023 to October 31, 2023	14,088	$144.13	—	$138	million
Month #2
November 1, 2023 to November 30, 2023	1,787	$152.51	—	$138	million
Month #3
December 1, 2023 to December 31, 2023	4,326	$174.87	—	$138	million
Total	20,201	$151.45	—	$138	million

(1)	Effective May 6, 2022, our board of directors authorized the repurchase of up to $150.0 million of common stock through December 31, 2024.
Piper Sandler Companies | 26

STOCK PERFORMANCE GRAPH
This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph compares the performance of an investment in our common stock from December 31, 2018 through December 31, 2023, with the S&P 500 Index and the S&P 500 Diversified Financials Index. The graph assumes $100 was invested on December 31, 2018 in each of our common stock, the S&P 500 Index and the S&P 500 Diversified Financials Index, and that all dividends were reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Five Year Total Return

$350
$300
$250
$200
$150
$100
$50
$0
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
PIPR
S&P 500 Index
S&P 500 Diversified Financials

Company/Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Piper Sandler Companies	$100	$123.88	$160.60	$297.64	$227.96	$314.08
S&P 500 Index	100	131.49	155.68	200.37	164.08	207.21
S&P 500 Diversified Financials	100	124.57	138.73	188.49	167.25	193.24

Item 6. Reserved.

Piper Sandler Companies | 27

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

Item 7 in this Form 10-K discusses our 2023 and 2022 results and the year-over-year comparisons between 2023 and 2022. Discussion of our 2021 results and the year-over-year comparisons between 2022 and 2021 can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023.

EXPLANATION OF NON-GAAP FINANCIAL MEASURES
We have included financial measures that are not prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). These non-GAAP financial measures include adjustments to exclude (1) investment (income)/loss and non-compensation expenses related to noncontrolling interests, (2) interest expense on long-term financing from net revenues, (3) amortization of intangible assets related to acquisitions, (4) compensation and non-compensation expenses from acquisition-related agreements, (5) restructuring and integration costs related to acquisitions and/or headcount reductions and (6) the income tax expense/(benefit) allocated to the adjustments. For the year ended December 31, 2023, the U.S. GAAP financial measures include $21.5 million of non-compensation expenses related to potential regulatory settlements with the SEC and the CFTC regarding compliance with recordkeeping requirements for business-related communications. We anticipate the resolution of these matters will include the payment of civil money penalties and have accrued estimated civil penalties of $20.0 million, which are included in other operating expenses on the consolidated statements of operations. Additionally, we have incurred $1.5 million of related outside services expenses in connection with these matters. The non-GAAP financial measures for the year ended December 31, 2023 exclude the non-compensation expenses related to these potential regulatory settlements. The adjusted weighted average diluted shares outstanding used in the calculation of non-GAAP earnings per diluted common share contains an adjustment to include the common shares for unvested restricted stock awards with service conditions granted pursuant to all acquisitions since January 1, 2020. These adjustments affect the following financial measures: net revenues, compensation expenses, non-compensation expenses, income tax expense, net income attributable to Piper Sandler Companies, earnings per diluted common share, total non-interest expenses, pre-tax income and pre-tax margin. Management believes that presenting these results and measures on an adjusted basis in conjunction with the corresponding U.S. GAAP measures provides the most meaningful basis for comparison of our operating results across periods and enhances the overall understanding of our current financial performance by excluding certain items that may not be indicative of our core operating results. The non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of financial performance prepared in accordance with U.S. GAAP.

EXECUTIVE OVERVIEW
Overview of Operations
Our business principally consists of providing investment banking and institutional brokerage services to corporations, private equity groups, public entities, non-profit entities and institutional investors in the U.S. and Europe. We operate through one reportable business segment.

Investment banking services include financial advisory services, management of and participation in underwritings, and municipal financing activities. Revenues are generated through the receipt of advisory and financing fees. Institutional sales, trading and research services focus on the trading of equity and fixed income products with institutions, corporations, and government and non-profit entities. Revenues are generated through commissions and sales credits earned on equity and fixed income institutional sales activities, net interest revenues on trading securities held in inventory, profits and losses from trading these securities, and fees for research services and corporate access offerings. In order to invest firm capital and to manage capital from outside investors, we have created alternative asset management funds in merchant banking and healthcare. We receive management and performance fees for managing these funds, and also record investment gains and losses.

Piper Sandler Companies | 28

Our Business Strategy
Our long-term strategic objectives are to drive revenue growth, expand our market presence, continue to gain market share, and maximize shareholder value. In order to meet these objectives, we are focused on the following:

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

Strategic Activities
We have taken the following important steps in the execution of our business strategy:

•Our corporate investment banking managing directors increased to 169, up 6.3 percent from 2022, with a significant portion of the growth driven by internal promotions. We also strengthened and broadened our industry and product coverage in 2023, notably in healthcare services, real estate, asset and wealth management, and restructuring.
•We expanded our fixed income services team in 2023 with the strategic build out of our trading and distribution capabilities of our non-agency structured credit business. Additionally, our continued investment in our research services and specialized sales and trading teams are key differentiators in supporting our finance activity.
•In 2023, we grew our market share in our advisory services, equity corporate financing and equity brokerage businesses.
•We demonstrated the strength of our differentiated advisory product offerings in 2023 through the generation of record revenues from our restructuring advisory services and agented debt business.
•We completed the following acquisitions in 2022 as part of our growth strategy:
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

Piper Sandler Companies | 29

Financial Highlights

	Year Ended December 31,
(Amounts in thousands, except per share data)			2023
	2023	2022	v2022
U.S. GAAP
Net revenues	$1,347,967	$1,425,638	(5.4)%
Compensation and benefits	897,034	983,524	(8.8)
Non-compensation expenses	328,347	307,745	6.7
Income before income tax expense	122,586	134,369	(8.8)
Net income attributable to Piper Sandler Companies	85,491	110,674	(22.8)
Earnings per diluted common share	$4.96	$6.52	(23.9)

Ratios and margin
Compensation ratio	66.5%	69.0%
Non-compensation ratio	24.4%	21.6%
Pre-tax margin	9.1%	9.4%
Effective tax rate	19.3%	24.7%

Non-GAAP(1)
Adjusted net revenues	$1,330,197	$1,433,713	(7.2)%
Adjusted compensation and benefits	845,976	895,999	(5.6)
Adjusted non-compensation expenses	271,278	268,561	1.0
Adjusted operating income	212,943	269,153	(20.9)
Adjusted net income attributable to Piper Sandler Companies	166,393	201,317	(17.3)
Adjusted earnings per diluted common share	$9.28	$11.26	(17.6)

Adjusted ratios and margin
Adjusted compensation ratio	63.6%	62.5%
Adjusted non-compensation ratio	20.4%	18.7%
Adjusted operating margin	16.0%	18.8%
Adjusted effective tax rate	19.9%	23.4%

See the "Results of Operations" section for additional information.
Piper Sandler Companies | 30

(1)Reconciliation of U.S. GAAP to adjusted non-GAAP financial information:

	Year Ended December 31,
(Amounts in thousands, except per share data)	2023	2022
Net revenues:
Net revenues – U.S. GAAP basis	$1,347,967	$1,425,638
Adjustments:
Investment (income)/loss related to noncontrolling interests	(22,916)	1,575
Interest expense on long-term financing	5,146	6,500
Adjusted net revenues	$1,330,197	$1,433,713

Compensation and benefits:
Compensation and benefits – U.S. GAAP basis	$897,034	$983,524
Adjustment:
Compensation from acquisition-related agreements	(51,058)	(87,525)
Adjusted compensation and benefits	$845,976	$895,999

Non-compensation expenses:
Non-compensation expenses – U.S. GAAP basis	$328,347	$307,745
Adjustments:
Non-compensation expenses related to noncontrolling interests	(9,434)	(7,919)
Restructuring and integration costs	(7,749)	(11,440)
Amortization of intangible assets related to acquisitions	(19,440)	(15,375)
Non-compensation expenses from acquisition-related agreements	1,102	(4,450)
Non-compensation expenses from potential regulatory settlements	(21,548)	—
Adjusted non-compensation expenses	$271,278	$268,561

Income before income tax expense:
Income before income tax expense – U.S. GAAP basis	$122,586	$134,369
Adjustments:
Investment (income)/loss related to noncontrolling interests	(22,916)	1,575
Interest expense on long-term financing	5,146	6,500
Non-compensation expenses related to noncontrolling interests	9,434	7,919
Compensation from acquisition-related agreements	51,058	87,525
Restructuring and integration costs	7,749	11,440
Amortization of intangible assets related to acquisitions	19,440	15,375
Non-compensation expenses from acquisition-related agreements	(1,102)	4,450
Non-compensation expenses from potential regulatory settlements	21,548	—
Adjusted operating income	$212,943	$269,153
Interest expense on long-term financing	(5,146)	(6,500)
Adjusted income before adjusted income tax expense	$207,797	$262,653

Income tax expense:
Income tax expense – U.S. GAAP basis	$23,613	$33,189
Tax effect of adjustments:
Compensation from acquisition-related agreements	10,467	20,872
Restructuring and integration costs	2,053	2,528
Amortization of intangible assets related to acquisitions	5,152	3,599
Non-compensation expenses from acquisition-related agreements	(292)	1,148
Non-compensation expenses from potential regulatory settlements	411	—
Adjusted income tax expense	$41,404	$61,336

Net income attributable to Piper Sandler Companies:
Net income attributable to Piper Sandler Companies – U.S. GAAP basis	$85,491	$110,674
Adjustments:
Compensation from acquisition-related agreements	40,591	66,653
Restructuring and integration costs	5,696	8,912
Amortization of intangible assets related to acquisitions	14,288	11,776
Non-compensation expenses from acquisition-related agreements	(810)	3,302
Non-compensation expenses from potential regulatory settlements	21,137	—
Adjusted net income attributable to Piper Sandler Companies	$166,393	$201,317

Piper Sandler Companies | 31

	Year Ended December 31,
(Amounts in thousands, except per share data)	2023	2022
Earnings per diluted common share:
Earnings per diluted common share – U.S. GAAP basis	$4.96	$6.52
Adjustment for inclusion of unvested acquisition-related stock	(0.38)	(0.60)
	$4.58	$5.92
Adjustments:
Compensation from acquisition-related agreements	2.36	3.93
Restructuring and integration costs	0.33	0.53
Amortization of intangible assets related to acquisitions	0.83	0.69
Non-compensation expenses from acquisition-related agreements	(0.05)	0.19
Non-compensation expenses from potential regulatory settlements	1.23	—
Adjusted earnings per diluted common share	$9.28	$11.26

Weighted average diluted common shares outstanding:
Weighted average diluted common shares outstanding – U.S. GAAP basis	17,224	16,965
Adjustment:
Unvested acquisition-related restricted stock with service conditions	715	909
Adjusted weighted average diluted common shares outstanding	17,939	17,874

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
Piper Sandler Companies | 32

Market Data
The following table provides a summary of relevant market data:

	Year Ended December 31,
			2023
	2023	2022	v2022
U.S. Market Indices
S&P 500 (a)	4,770	3,840	24.2%
Nasdaq (a)	15,011	10,466	43.4
U.S. Middle Market Mergers and Acquisitions
Announced transactions (number of transactions) (b)	2,774	3,714	(25.3)
U.S. Equity Capital Markets
Completed public equity offerings (number of transactions) (c)	566	521	8.6
Completed initial public offerings (number of transactions) (d)	90	156	(42.3)
Equity fee pool for overall market (in millions) (e)	$4,681	$3,517	33.1
Equity fee pool for sub-$5 billion (in millions) (f)	$2,820	$2,404	17.3
U.S. Municipal Negotiated Issuances
Completed issuances (number of transactions) (g)	4,921	5,854	(15.9)
Aggregate par value (in billions) (g)	$313	$313	—
Average CBOE Volatility Index (VIX)	17	26	(34.6)
Average Daily Number of Shares Traded
NYSE (shares in millions)	2,185	2,355	(7.2)
Nasdaq (shares in millions)	1,822	2,083	(12.5)
Interest Rates
3-month treasury average rate	5.28%	2.09%	152.6
10-year treasury average rate	3.96%	2.95%	34.2
Average 10-year MMD to 10-year Treasury Ratio (h)	0.67	0.83	(19.3)
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
(h)Calculated based on the 10-year MMD index rate divided by the 10-year treasury rate.

Piper Sandler Companies | 33

Outlook for 2024
We believe U.S. monetary policy will remain a factor impacting the economy and financial markets in 2024. The U.S. Federal Reserve held its short-term benchmark interest rate steady in the fourth quarter of 2023 and is expected to begin reducing rates in 2024, however the timing remains uncertain. Inflation moderated in 2023, however prices for goods and services remain elevated and, combined with labor shortages and tightened lending standards, continue to strain the economy. Geopolitical concerns, including the conflicts in the Middle East and Eastern Europe, could negatively impact financial market activity in 2024. Additionally, the 2024 U.S. presidential election may influence the volatility or direction of the markets based on investors' assessment of the outcome and the overall political outlook in the U.S.

We estimate M&A market activity was down 20 to 30 percent in 2023 as compared to 2022. We experienced more resilient advisory services results compared to the market in 2023 as we benefited from our sector and product diversification, along with balanced coverage of strategic and private equity clients. We experienced an elevated close rate in the fourth quarter of 2023 driven by a slight improvement in market conditions. Our advisory pipeline remains strong and we expect advisory services revenues to strengthen with improving market conditions in 2024.

While equity financing activity improved relative to the prior year, the market activity continues to remain below historical levels. We expect equity and debt capital markets activity to increase in 2024 as clients require access to capital in order to execute on their strategic plans.

The equity markets experienced lower average volatility and moderated volumes in 2023. Despite these softer market conditions, our equity brokerage revenue was consistent with the prior year reflecting market share gains. Our client research votes continue to increase, which we believe will drive further market share gains over time. In 2024, we anticipate a more challenging market environment with a lower research and trading services fee pool, as well as expectations of lower volatility.

Market conditions for our fixed income services business were challenging during the first nine months of 2023 as interest rate volatility and liquidity concerns for banking institutions muted client activity. However, in the fourth quarter we experienced increased client activity from our depository clients resulting from the expectation that the U.S. Federal Reserve will not raise rates further. We expect this higher client activity to continue in 2024 as our clients take advantage of higher yielding securities.

Market conditions were challenging for our municipal financing business for most of the year due to higher interest rates and volatility, as well as weakened investor demand. In 2023, the number of new municipal negotiated issuances in the overall market declined approximately 13 percent from the prior year and the number of new high-yield municipal negotiated issuances decreased approximately 21 percent. While market conditions continue to be challenging, we experienced an improvement in the fourth quarter stemming from declining rates and increased investor demand, and we believe the market for municipal financing will continue to improve as 2024 progresses.

Piper Sandler Companies | 34

RESULTS OF OPERATIONS

Financial Summary
The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated:

						As a Percentage of
						Net Revenues for the
	Year Ended December 31,					Year Ended December 31,
				2023	2022
(Amounts in thousands)	2023	2022	2021	v2022	v2021	2023	2022	2021
Revenues
Investment banking	$923,812	$1,009,509	$1,553,219	(8.5)%	(35.0)%	68.5%	70.8%	76.5%
Institutional brokerage	377,539	405,267	387,577	(6.8)	4.6	28.0	28.4	19.1
Interest income	26,723	20,365	6,967	31.2	192.3	2.0	1.4	0.3
Investment income/(loss)	30,039	(23)	94,032	N/M	N/M	2.2	0.0	4.6
Total revenues	1,358,113	1,435,118	2,041,795	(5.4)	(29.7)	100.8	100.7	100.5
Interest expense	10,146	9,480	10,734	7.0	(11.7)	0.8	0.7	0.5
Net revenues	1,347,967	1,425,638	2,031,061	(5.4)	(29.8)	100.0	100.0	100.0

Non-interest expenses
Compensation and benefits	897,034	983,524	1,305,166	(8.8)	(24.6)	66.5	69.0	64.3
Outside services	51,754	53,189	45,942	(2.7)	15.8	3.8	3.7	2.3
Occupancy and equipment	64,356	64,252	56,946	0.2	12.8	4.8	4.5	2.8
Communications	52,718	50,565	44,008	4.3	14.9	3.9	3.5	2.2
Marketing and business development	37,734	42,849	20,902	(11.9)	105.0	2.8	3.0	1.0
Deal-related expenses	28,189	31,874	42,921	(11.6)	(25.7)	2.1	2.2	2.1
Trade execution and clearance	19,972	20,185	16,533	(1.1)	22.1	1.5	1.4	0.8
Restructuring and integration costs	7,749	11,440	4,724	(32.3)	142.2	0.6	0.8	0.2
Intangible asset amortization	19,440	15,375	30,080	26.4	(48.9)	1.4	1.1	1.5
Other operating expenses	46,435	18,016	22,327	157.7	(19.3)	3.4	1.3	1.1
Total non-interest expenses	1,225,381	1,291,269	1,589,549	(5.1)	(18.8)	90.9	90.6	78.3

Income before income tax expense	122,586	134,369	441,512	(8.8)	(69.6)	9.1	9.4	21.7
Income tax expense	23,613	33,189	111,144	(28.9)	(70.1)	1.8	2.3	5.5
Net income	98,973	101,180	330,368	(2.2)	(69.4)	7.3	7.1	16.3
Net income/(loss) attributable to noncontrolling interests	13,482	(9,494)	51,854	N/M	N/M	1.0	(0.7)	2.6
Net income attributable to Piper Sandler Companies	$85,491	$110,674	$278,514	(22.8)	(60.3)	6.3	7.8	13.7
N/M — Not meaningful

Piper Sandler Companies | 35

For the year ended December 31, 2023, we recorded net income attributable to Piper Sandler Companies of $85.5 million. Net revenues for the year ended December 31, 2023 decreased 5.4 percent to $1.35 billion, compared with $1.43 billion in the year-ago period. In 2023, investment banking revenues decreased 8.5 percent to $923.8 million, compared with $1.01 billion in 2022, primarily driven by a decrease in advisory services revenues, as well as lower municipal financing revenues, offset in part by higher corporate financing revenues. For the year ended December 31, 2023, institutional brokerage revenues were $377.5 million, down 6.8 percent compared with $405.3 million in 2022, primarily due to lower fixed income services revenues. In 2023, net interest income was $16.6 million, compared to $10.9 million in 2022, resulting from an increase in interest income on our long inventory and cash balances. For the year ended December 31, 2023, we recorded investment income of $30.0 million primarily related to gains on our investments and the noncontrolling interests in the alternative asset management funds that we manage. Non-interest expenses were $1.23 billion for the year ended December 31, 2023, down 5.1 percent compared to $1.29 billion in the prior year, primarily due to decreased compensation expenses resulting from lower revenues, offset in part by higher other operating expenses.

Consolidated Non-Interest Expenses
Compensation and Benefits
Compensation and benefits expenses, which are the largest component of our expenses, include salaries, incentive compensation, benefits, stock-based compensation, employment taxes, reversal of expenses associated with the forfeiture of stock-based compensation and other employee-related costs. A significant portion of compensation expense is comprised of variable incentive arrangements, including discretionary incentive compensation, the amount of which fluctuates in proportion to the level of business activity, increasing with higher revenues and operating profits and decreasing with lower revenues and operating profits. Other compensation costs, primarily base salaries and benefits, are more fixed in nature. The timing of incentive compensation payments, which is generally in February, has a greater impact on our cash position and liquidity than is reflected on our consolidated statements of operations. In conjunction with our acquisitions, we have granted restricted stock and restricted cash with service conditions, which are amortized to compensation expense over the service period. We have also entered into forgivable loans with service conditions, which are amortized to compensation expense over the loan term. Additionally, expense estimates related to revenue-based earnout arrangements with service conditions entered into as part of our acquisitions are amortized to compensation expense over the service period.

The following table summarizes our future acquisition-related compensation expense for restricted stock and forgivable loans with service conditions, as well as expense estimates related to revenue-based earnout arrangements:

(Amounts in thousands)
2024	$40,275
2025	21,910
2026	14,627
2027	9,366
Total	$86,178

For the year ended December 31, 2023, compensation and benefits expenses decreased 8.8 percent to $897.0 million from $983.5 million in 2022, due to lower revenues. Compensation and benefits expenses as a percentage of net revenues was 66.5 percent in 2023, compared with 69.0 percent in 2022. Excluding the impact of noncontrolling interests, our compensation ratio decreased to 67.7 percent in 2023, compared with 68.9 percent in 2022, primarily due to a decline in acquisition-related compensation expenses.

Outside Services
Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees, fund expenses associated with our consolidated alternative asset management funds and other professional fees. Outside services expenses decreased 2.7 percent to $51.8 million in 2023, compared with $53.2 million in 2022, primarily due to lower professional fees.

Occupancy and Equipment
For the year ended December 31, 2023, occupancy and equipment expenses increased slightly to $64.4 million, compared with $64.3 million in 2022.
Piper Sandler Companies | 36

Communications
Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third-party market data information. For the year ended December 31, 2023, communication expenses increased 4.3 percent to $52.7 million, compared with $50.6 million in 2022, primarily due to higher market data services expenses.

Marketing and Business Development
Marketing and business development expenses include travel and entertainment costs, advertising and third-party marketing fees. In 2023, marketing and business development expenses decreased 11.9 percent to $37.7 million, compared with $42.8 million for the year ended December 31, 2022. The decrease was primarily due to lower travel expenses.

Deal-Related Expenses
Deal-related expenses include costs we incurred over the course of a completed investment banking deal, which primarily consist of legal fees, offering expenses, and travel costs. For the year ended December 31, 2023, deal-related expenses were $28.2 million, compared with $31.9 million for the year ended December 31, 2022. The amount of deal-related expenses is principally dependent on the level and mix of deal activity and may vary from period to period as the recognition of deal-related costs typically coincides with the closing of a transaction.

Trade Execution and Clearance
For the year ended December 31, 2023, trade execution and clearance expenses decreased slightly to $20.0 million, compared with $20.2 million for the year ended December 31, 2022.

Restructuring and Integration Costs
For the year ended December 31, 2023, we incurred restructuring and integration costs of $7.7 million. The expenses primarily consisted of $6.7 million of severance benefits related to headcount reductions and $0.9 million for vacated leased office space associated with our acquisitions of Cornerstone Macro and The Valence Group ("Valence").

For the year ended December 31, 2022, we incurred acquisition-related restructuring and integration costs of $11.4 million. The expenses consisted of $5.2 million of transaction costs primarily related to our 2022 acquisitions, $5.6 million for vacated leased office space associated with our acquisitions of Valence and Cornerstone Macro and $0.6 million of severance benefits.

Intangible Asset Amortization
Intangible asset amortization includes the amortization of definite-lived intangible assets. For the year ended December 31, 2023, intangible asset amortization was $19.4 million, compared with $15.4 million in 2022. The increase was primarily due to higher intangible asset amortization expense associated with our acquisition of DBO Partners.

The following table summarizes the future aggregate amortization expense of our intangible assets with determinable lives:

(Amounts in thousands)
2024	$9,445
2025	7,887
2026	7,253
2027	3,480
2028	2,191
Thereafter	541
Total	$30,797

Piper Sandler Companies | 37

Other Operating Expenses
Other operating expenses primarily include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we accrue for and/or pay out related to legal and regulatory matters. Other operating expenses were $46.4 million in 2023, compared with $18.0 million in 2022. The increase was primarily due to the $20.0 million we accrued for estimated civil penalties related to our potential regulatory settlements with the SEC and CFTC regarding recordkeeping requirements for business-related communications, as well as the write-off of a $7.5 million uncollectible receivable in our municipal finance business.

Income Taxes
For the year ended December 31, 2023, our provision for income taxes was $23.6 million, which included $16.6 million of tax benefits related to stock-based compensation awards vesting at values greater than the grant price and accrued forfeitable dividends paid on vested restricted stock related to acquisitions. Excluding the impact of these benefits and noncontrolling interests, our effective tax rate was 36.8 percent. The effective tax rate was impacted by non-deductible expenses, including estimated civil penalties related to our potential regulatory settlements with the SEC and the CFTC regarding recordkeeping requirements for business-related communications, as well as non-deductible covered employee compensation expense.

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

Piper Sandler Companies | 38

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

The adjusted financial results exclude (1) investment (income)/loss and non-compensation expenses related to noncontrolling interests, (2) interest expense on long-term financing from net revenues, (3) amortization of intangible assets related to acquisitions, (4) compensation and non-compensation expenses from acquisition-related agreements, (5) restructuring and integration costs related to acquisitions and/or headcount reductions and (6) non-compensation expenses from potential regulatory settlements. For U.S. GAAP purposes, these items are included in each of their respective line items on the consolidated statements of operations.

Adjusted operating income and adjusted operating margin present the results of operations excluding the impact resulting from the consolidation of noncontrolling interests in alternative asset management funds. Consolidation of these funds results in the inclusion of the proportionate share of the income or loss attributable to the equity interests in consolidated funds that are not attributable, either directly or indirectly, to us (i.e., noncontrolling interests). This proportionate share is reflected in net income/(loss) attributable to noncontrolling interests in the accompanying consolidated statements of operations, and has no effect on our overall financial performance, as ultimately, this income or loss is not income or loss for us. Included in adjusted operating income and adjusted operating margin is the actual proportionate share of the income or loss attributable to us as an investor in such funds.

The adjusted, non-GAAP financial results also exclude amortization of intangible assets and compensation and non-compensation expenses from acquisition-related agreements. These amounts are excluded on a non-GAAP basis as they represent expenses specifically related to acquisitions and therefore are not part of our ongoing operations. The restructuring and integration costs excluded from the adjusted financial results represent charges that resulted from severance benefits related to acquisitions or headcount reductions, as well as acquisition-related costs associated with contract termination, vacating redundant leased office space and professional fees related to the respective transaction. Excluding these restructuring and integration costs from our non-GAAP financial measures provides a better understanding of our core non-compensation expenses. The non-compensation expenses from potential regulatory settlements represent amounts accrued for estimated civil penalties with the SEC and CFTC regarding compliance with recordkeeping requirements for business-related communications, and the related outside services expenses. Excluding these non-compensation expenses from potential regulatory settlements from our non-GAAP financial measures provides a better understanding of our core non-compensation expenses. Interest expense on long-term financing includes interest on our Class B unsecured fixed rate senior notes ("Class B Notes"), and is an adjustment from net revenues as this arrangement was used to fund the acquisition of SOP Holdings, LLC and its subsidiaries, including Sandler O'Neill & Partners, L.P. (collectively, "Sandler O'Neill"). Management believes that presenting adjusted financial results excluding the acquisition-related amounts provides clarity on the financial results generated by the core operating components of our business.
Piper Sandler Companies | 39

The following table sets forth the adjusted, non-GAAP financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP financial results for the periods presented:

	Year Ended December 31,
	2023				2022
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Amounts in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Revenues
Investment banking:
Advisory services	$709,316	$—	$—	$709,316	$776,428	$—	$—	$776,428
Corporate financing	131,077	—	—	131,077	125,342	—	—	125,342
Municipal financing	83,419	—	—	83,419	107,739	—	—	107,739
Total investment banking	923,812	—	—	923,812	1,009,509	—	—	1,009,509

Institutional brokerage:
Equity brokerage	209,512	—	—	209,512	210,314	—	—	210,314
Fixed income services	168,027	—	—	168,027	194,953	—	—	194,953
Total institutional brokerage	377,539	—	—	377,539	405,267	—	—	405,267

Interest income	26,723	—	—	26,723	20,365	—	—	20,365
Investment income/(loss)	7,123	22,916	—	30,039	1,552	(1,575)	—	(23)
Total revenues	1,335,197	22,916	—	1,358,113	1,436,693	(1,575)	—	1,435,118
Interest expense	5,000	—	5,146	10,146	2,980	—	6,500	9,480
Net revenues	1,330,197	22,916	(5,146)	1,347,967	1,433,713	(1,575)	(6,500)	1,425,638
Total non-interest expenses	1,117,254	9,434	98,693	1,225,381	1,164,560	7,919	118,790	1,291,269
Pre-tax income	$212,943	$13,482	$(103,839)	$122,586	$269,153	$(9,494)	$(125,290)	$134,369

Pre-tax margin	16.0%	9.1%	18.8%	9.4%
(1)     The following is a summary of the adjustments needed to reconcile our consolidated U.S. GAAP financial results to the adjusted, non-GAAP financial results:
Noncontrolling interests – The impacts of consolidating noncontrolling interests in our alternative asset management funds are not included in our adjusted financial results.
Other adjustments – The following items are not included in our adjusted financial results:

	Year Ended December 31,
(Amounts in thousands)	2023	2022
Other adjustments
Interest expense on long-term financing	$5,146	$6,500

Other adjustments to total non-interest expenses:
Compensation from acquisition-related agreements	51,058	87,525
Restructuring and integration costs	7,749	11,440
Amortization of intangible assets related to acquisitions	19,440	15,375
Non-compensation expenses from acquisition-related agreements	(1,102)	4,450
Non-compensation expenses from potential regulatory settlements	21,548	—
Total other adjustments to total non-interest expenses	98,693	118,790

Total other adjustments	$103,839	$125,290

Piper Sandler Companies | 40

Net revenues on a U.S. GAAP basis were $1.35 billion for the year ended December 31, 2023, compared with $1.43 billion in the prior-year period. For the year ended December 31, 2023, adjusted net revenues were $1.33 billion, compared with $1.43 billion for the year ended December 31, 2022. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise.

The following table provides supplemental business information:

	Year Ended December 31,
	2023	2022
Advisory services
Completed M&A and restructuring transactions	213	218
Completed capital advisory transactions	56	84
Total completed advisory transactions	269	302

Corporate financings
Total equity transactions priced	73	55
Book run equity transactions priced	65	45
Total debt and preferred transactions priced	15	30
Book run debt and preferred transactions priced	7	19

Municipal negotiated issues
Aggregate par value of issues priced (in billions)	$12.4	$14.6
Total issues priced	413	570

Equity brokerage
Number of shares traded (in billions)	10.7	11.0

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

In 2023, investment banking revenues were $923.8 million, down 8.5 percent compared to $1.01 billion in the prior-year period. For the year ended December 31, 2023, advisory services revenues were $709.3 million, down 8.6 percent compared with $776.4 million in 2022, due to fewer completed transactions, offset in part by a higher average fee. Our advisory services activity during the year was relatively diverse across our sectors led by our financial services and healthcare sectors with strong contributions from the energy & power and restructuring groups. The diversification of our sectors and products provided some resiliency to our results despite the challenging M&A and debt markets we experienced during most of the year driven by macroeconomic uncertainty. For the year ended December 31, 2023, corporate financing revenues were $131.1 million, up 4.6 percent compared to $125.3 million in the prior-year period, driven by an increase in completed equity financings, which more than offset the decline in financial services debt and preferred transactions. Although our equity financings increased from the prior year driven by lower volatility levels and increased investor demand, overall market activity remains below historic levels. Activity for us during the year was principally in the healthcare sector, and we served as book runner on 45 of 46 completed healthcare equity deals. Municipal financing revenues for the year ended December 31, 2023 were $83.4 million, down 22.6 percent compared to $107.7 million in the year-ago period, driven by a decline in municipal negotiated issuances. Market conditions remained challenging during most of the year due to increased interest rates and volatility, combined with weakened investor demand, which has reduced market issuances, particularly refinancing activity and high-yield issuances.

Institutional brokerage revenues comprise all of the revenues generated through trading activities, which principally consist of facilitating customer trades, as well as fees received for our research services and corporate access offerings. Our results may vary from quarter to quarter as a result of changes in trading margins, trading gains and losses, net interest spreads, trading volumes and the timing of fees received for research services.

Piper Sandler Companies | 41

For the year ended December 31, 2023, institutional brokerage revenues decreased to $377.5 million, compared with $405.3 million in the prior-year period. In 2023, equity brokerage revenues were $209.5 million, essentially flat compared with $210.3 million in 2022 as market share gains offset the decline in market volumes resulting from reduced market volatility. For the year ended December 31, 2023, fixed income services revenues were $168.0 million, down 13.8 percent compared with $195.0 million in the prior-year period, due to a decline in activity among our depository clients. The market conditions for fixed income remained challenging during most of the year driven by interest rate uncertainty and an increased focus to maintain higher levels of liquidity for depository institutions.

Interest income represents amounts earned from holding long inventory positions and cash balances. For the year ended December 31, 2023, interest income increased to $26.7 million, compared with $20.4 million in 2022, reflecting higher interest rates on our long inventory and cash balances.

Investment income/(loss) includes realized and unrealized gains and losses on investments, including amounts attributable to noncontrolling interests, in our alternative asset management funds, as well as management and performance fees generated from those funds. For the year ended December 31, 2023, we recorded investment income of $30.0 million, compared to an investment loss of $23 thousand in 2022. In 2023, we recorded gains on our investments and the noncontrolling interests in the alternative asset management funds that we manage. Excluding the impact of noncontrolling interests, adjusted investment income was $7.1 million in 2023, compared with $1.6 million in 2022.

Interest expense represents amounts associated with financing, economically hedging and holding short inventory positions, including interest paid on our short- and long-term financing arrangements, as well as commitment fees on our committed line and revolving credit facility. For the year ended December 31, 2023, interest expense increased to $10.1 million, compared with $9.5 million in 2022. The increase was primarily due to higher interest rates on our short inventory balances, partially offset by lower interest paid on long-term financings. We repaid our $125 million of Class B Notes upon maturity on October 15, 2023. As a result, we do not currently incur interest expense on long-term financing arrangements.

Pre-tax margin for 2023 decreased to 9.1 percent, compared with 9.4 percent for 2022 due to lower net revenues and higher non-compensation expenses related to potential regulatory settlements with the SEC and the CFTC regarding recordkeeping requirements for business-related communications, offset in part by a lower compensation ratio. Adjusted pre-tax margin decreased to 16.0 percent in 2023, compared with 18.8 percent in 2022 resulting from lower adjusted net revenue and a higher adjusted compensation ratio.

Piper Sandler Companies | 42

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
Revenues
Investment banking:
Advisory services	$776,428	$—	$—	$776,428	$1,026,138	$—	$—	$1,026,138
Corporate financing	125,342	—	—	125,342	362,797	—	—	362,797
Municipal financing	107,739	—	—	107,739	164,284	—	—	164,284
Total investment banking	1,009,509	—	—	1,009,509	1,553,219	—	—	1,553,219

Institutional brokerage:
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
    Other adjustments – The following items are not included in our adjusted financial results:

	Year Ended December 31,
(Amounts in thousands)	2022	2021
Other adjustments
Interest expense on long-term financing	$6,500	$8,446

Other adjustments to total non-interest expenses:
Compensation from acquisition-related agreements	87,525	116,795
Restructuring and integration costs	11,440	4,724
Amortization of intangible assets related to acquisitions	15,375	30,080
Non-compensation expenses from acquisition-related agreements	4,450	249
Total other adjustments to total non-interest expenses	118,790	151,848

Total other adjustments	$125,290	$160,294

Discussion of the year-over-year comparisons between 2022 and 2021 can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023.

Piper Sandler Companies | 43

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

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants at the measurement date (i.e., the exit price). Based on the nature of our business and our role as a "dealer" in the securities industry or as a manager of alternative asset management funds, the fair values of our financial instruments are determined internally. See Note 2 and Note 6 to our consolidated financial statements for additional information on the valuation of our financial instruments and our fair value processes, including specific control processes to determine the reasonableness of the fair value of our financial instruments.

Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 820, "Fair Value Measurement," establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (i.e., Level I measurements) and the lowest priority to inputs with little or no pricing observability (i.e., Level III measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Substantially all of our financial instruments categorized as Level III are investments related to our alternative asset management funds. These investments in private companies are valued based on an assessment of each underlying security, considering rounds of financing, the financial condition and operating results of the private company, third-party transactions and market-based information, including comparable company transactions, trading multiples (e.g., multiples of revenue and EBITDA), discounted cash flow analyses and changes in market outlook, among other factors. See Note 6 to our consolidated financial statements for additional discussion of our assets and liabilities in the fair value hierarchy.

Goodwill and Intangible Assets
We record all assets acquired and liabilities assumed in acquisitions, including goodwill and other intangible assets, at fair value. Determining the fair value of assets and liabilities acquired requires certain management estimates. At December 31, 2023, we had goodwill of $301.8 million and intangible assets of $116.2 million.

Piper Sandler Companies | 44

We are required to perform impairment tests of goodwill and indefinite-lived intangible assets annually and on an interim basis when circumstances exist that could indicate possible impairment. We have elected to test goodwill for impairment in the fourth quarter of each calendar year. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after making an assessment, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then further analysis is unnecessary. However, if we conclude otherwise, then we are required to perform a quantitative goodwill test, which requires management to make judgments in determining what assumptions to use in the calculation. The quantitative goodwill test compares the fair value of the reporting unit to its carrying value, including allocated goodwill. An impairment is recognized for the excess amount of a reporting unit's carrying value over its fair value. See Note 2 and Note 11 to our consolidated financial statements for additional information on our impairment testing.

The initial recognition of goodwill and other intangible assets and the subsequent quantitative impairment analysis involves significant judgment in determining the estimates of future cash flows, discount rates, economic forecast and other assumptions which are then used in acceptable valuation techniques, such as the market approach (e.g., earnings and/or transaction multiples) and/or the income approach (e.g., discounted cash flow method). Changes in these estimates and assumptions could have a significant impact on the fair value and any resulting impairment of goodwill. Our estimated cash flows, by their nature, are difficult to determine over an extended time period. Events and factors that may significantly affect the estimates include, among others, competitive forces and changes in revenue growth trends, cost structures, technology and market conditions. To assess the reasonableness of cash flow estimates and validate assumptions used in our estimates, we review historical performance of the underlying assets or similar assets. In assessing the fair value of our reporting unit, the volatile nature of the securities markets and our industry requires us to consider the business and market cycle and assess the stage of the cycle in estimating the timing and extent of future cash flows. In addition to discounted cash flows, we consider earnings multiples of comparable public companies and multiples of recent M&A transactions of similar businesses in our subsequent impairment analysis.

We elected to perform a qualitative assessment to test goodwill for impairment. The following relevant events and circumstances were evaluated in concluding that it was not more likely than not that goodwill was impaired: macroeconomic conditions, industry and market considerations and the overall financial performance of our reporting unit. Our annual goodwill impairment testing, performed as of October 31, 2023, resulted in no impairment.

We also evaluated our indefinite-lived intangible assets and concluded there was no impairment in 2023.

Stock-Based Compensation Plans
As part of our compensation to employees and directors, we use stock-based compensation, consisting of restricted stock, restricted stock units and stock options. We account for equity awards in accordance with FASB Accounting Standards Codification Topic 718, "Compensation–Stock Compensation," ("ASC 718"), which requires all share-based payments to employees, including grants of employee stock options, to be recognized on the consolidated statements of operations at grant date fair value. Compensation expense related to share-based awards that require future service are amortized over the service period of the award. Forfeitures of awards with service conditions are accounted for when they occur. Share-based awards that do not require future service are recognized in the year in which the awards are deemed to be earned.

See Note 19 to our consolidated financial statements for additional information about our stock-based compensation plans.

Piper Sandler Companies | 45

Income Taxes
We file a consolidated U.S. federal income tax return, which includes all of our qualifying subsidiaries. We also are subject to income tax in various states and municipalities and those foreign jurisdictions in which we operate. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and for tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income taxes are provided for temporary differences in reporting certain items, principally restricted compensation (i.e., restricted stock, restricted stock units, restricted mutual fund shares, and deferred compensation). The realization of deferred tax assets is assessed and a valuation allowance is recognized to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. We believe that our future taxable profits will be sufficient to recognize our deferred tax assets. However, if our projections of future taxable profits do not materialize, we may conclude that a valuation allowance is necessary, which would impact our results of operations in that period. In the fourth quarter of 2022, we reversed the full amount of our U.K. subsidiary's deferred tax asset valuation allowance based upon improved operating results in the U.K. This resulted in a $4.6 million tax benefit to our results of operations for the year ended December 31, 2022.

We record deferred tax benefits for future tax deductions expected upon the vesting of stock-based compensation. We recognize the income tax effects of stock-based compensation awards in the income statement when the awards vest. If deductions reported on our tax return for stock-based compensation (i.e., the value of the stock-based compensation at the time of vesting) exceed the cumulative cost of those instruments recognized for financial reporting (i.e., the grant date fair value of the compensation computed in accordance with ASC 718), we record the excess tax benefit as income tax benefit. Conversely, if deductions reported on our tax return for stock-based compensation are less than the cumulative cost of those instruments recognized for financial reporting, the deficiency is recorded as income tax expense. Additionally, we record a tax benefit related to accrued forfeitable dividends paid on restricted stock upon vesting. For the year ended December 31, 2023, we recorded $16.6 million of tax benefits related to stock-based compensation awards vesting at values greater than the grant date fair value and accrued forfeitable dividends paid on vested restricted stock related to acquisitions. As of February 20, 2024, approximately 726,000 shares have vested at share prices greater than the grant date fair values, resulting in an income tax benefit of $10.6 million recorded in the first quarter of 2024, including accrued forfeitable dividends paid on vested restricted stock related to acquisitions.

We establish reserves for uncertain income tax positions in accordance with FASB Accounting Standards Codification Topic 740, "Income Taxes," when it is not more likely than not that a certain position or component of a position will be ultimately upheld by the relevant taxing authorities. Significant judgment is required in evaluating uncertain tax positions. Our tax provision and related accruals include the impact of estimates for uncertain tax positions and changes to the reserves that are considered appropriate. To the extent the probable tax outcome of these matters changes, such change in estimate will impact the income tax provision in the period of change and, in turn, our results of operations. As of December 31, 2023, we have a $1.8 million liability recorded for uncertain state income tax positions.

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
Piper Sandler Companies | 46

Certain market conditions can impact the liquidity of our inventory positions, requiring us to hold larger inventory positions for longer than expected or requiring us to take other actions that may adversely impact our results.

A significant component of our employees' compensation is paid in annual discretionary incentive compensation. The timing of these incentive compensation payments, which is generally in February, has a significant impact on our cash position and liquidity.

Our dividend policy is intended to return between 30 percent and 50 percent of our fiscal year adjusted net income to shareholders. Our board of directors determines the declaration and payment of dividends and is free to change our dividend policy at any time. Our board of directors declared the following dividends on shares of our common stock:

Declaration Date		Dividend Per Share	Record Date	Payment Date
Related to 2020:
February 4, 2021	(1)	$1.85	March 3, 2021	March 12, 2021
Related to 2021:
February 4, 2021		0.40	March 3, 2021	March 12, 2021
April 30, 2021		0.45	May 28, 2021	June 11, 2021
July 30, 2021		0.55	August 27, 2021	September 10, 2021
October 29, 2021	(1)	3.00	November 23, 2021	December 10, 2021
October 29, 2021		0.55	November 23, 2021	December 10, 2021
February 10, 2022	(1)	4.50	March 2, 2022	March 11, 2022
Related to 2022:
February 10, 2022		0.60	March 2, 2022	March 11, 2022
April 29, 2022		0.60	May 27, 2022	June 10, 2022
July 29, 2022		0.60	August 26, 2022	September 9, 2022
October 28, 2022		0.60	November 23, 2022	December 9, 2022
February 3, 2023	(1)	1.25	March 3, 2023	March 17, 2023
Related to 2023:
February 3, 2023		0.60	March 3, 2023	March 17, 2023
May 2, 2023		0.60	May 26, 2023	June 9, 2023
July 28, 2023		0.60	August 25, 2023	September 8, 2023
October 27, 2023		0.60	November 21, 2023	December 8, 2023
February 2, 2024	(1)	1.00	March 4, 2024	March 15, 2024
Related to 2024:
February 2, 2024		0.60	March 4, 2024	March 15, 2024
(1)Represents a special cash dividend.

Our board of directors has declared a special cash dividend on our common stock of $1.00 per share related to 2023 adjusted net income. This special dividend will be paid on March 15, 2024, to shareholders of record as of the close of business on March 4, 2024. Including this special cash dividend, we will have returned $3.40 per share, or approximately 37 percent of our fiscal year 2023 adjusted net income to shareholders.

As part of our capital management strategy, we repurchase our common stock over time in order to offset the dilutive effect of our employee stock-based compensation awards and our grants of acquisition-related restricted stock, as well as to return capital to shareholders.

Effective May 6, 2022, our board of directors authorized the repurchase of up to $150.0 million in common shares through December 31, 2024. In 2023, we did not repurchase any shares of our common stock related to this authorization. At December 31, 2023, we had $138.2 million remaining under this authorization. Effective January 1, 2022, our board of directors authorized the repurchase of up to $150.0 million in common shares through December 31, 2023, and we repurchased the full amount of this authorization during 2022.

We also purchase shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. During 2023, we purchased 494,555 shares of our common stock at an average price of $142.92 per share for an aggregate purchase price of $70.7 million for these purposes.

Piper Sandler Companies | 47

Cash Flows
Cash and cash equivalents at December 31, 2023 were $383.1 million, an increase of $17.5 million from December 31, 2022. Operating activities provided $275.6 million of cash, primarily driven by cash generated from earnings and a decrease in operating assets. The decrease in operating assets was primarily due to a decline in receivables from brokers, dealers and clearing organizations of $88.5 million, as well as a decrease in other assets of $28.8 million driven by lower fee receivables. In 2023, investing activities used $10.1 million for the purchase of fixed assets. Cash of $249.6 million was used in financing activities, as we repaid the $125 million of Class B Notes upon maturity on October 15, 2023. In addition, we paid $84.4 million in dividends and repurchased $70.7 million of common stock during 2023.

Cash and cash equivalents at December 31, 2022 were $365.6 million, a decrease of $605.3 million from December 31, 2021. Operating activities used $224.9 million of cash, driven by a decrease in operating liabilities. The decrease in operating liabilities was primarily due to a decrease in accrued compensation of $296.4 million, the result of lower compensation costs in 2022 from decreased revenues and operating profits. In 2022, investing activities used $127.1 million, of which $96.5 million was used for the acquisitions of DBO Partners, Stamford Partners and Cornerstone Macro. We also used $30.6 million for the purchase of fixed assets. Cash of $250.1 million was used in financing activities, as we paid $107.5 million in dividends and repurchased $187.3 million of common stock during 2022.

Leverage
The following table presents total assets, adjusted assets, total shareholders' equity and tangible common shareholders' equity with the resulting leverage ratios:

	December 31,	December 31,
(Dollars in thousands)	2023	2022
Total assets	$2,140,983	$2,181,557
Deduct: Goodwill and intangible assets	(417,957)	(436,788)
Deduct: Right-of-use lease assets	(69,387)	(87,730)
Deduct: Assets from noncontrolling interests	(217,411)	(201,541)
Adjusted assets	$1,436,228	$1,455,498

Total shareholders' equity	$1,299,473	$1,254,028
Deduct: Goodwill and intangible assets	(417,957)	(436,788)
Deduct: Noncontrolling interests	(213,975)	(199,955)
Tangible common shareholders' equity	$667,541	$617,285

Leverage ratio (1)	1.6	1.7
Adjusted leverage ratio (2)	2.2	2.4
(1)Leverage ratio equals total assets divided by total shareholders' equity.
(2)Adjusted leverage ratio equals adjusted assets divided by tangible common shareholders' equity.

Adjusted assets and tangible common shareholders' equity are non-GAAP financial measures. Goodwill and intangible assets are subtracted from total assets and total shareholders' equity in determining adjusted assets and tangible common shareholders' equity, respectively, as we believe that goodwill and intangible assets do not constitute operating assets that can be deployed in a liquid manner. Right-of-use lease assets are also subtracted from total assets in determining adjusted assets as these are not operating assets that can be deployed in a liquid manner. Amounts attributable to noncontrolling interests are subtracted from total assets and total shareholders' equity in determining adjusted assets and tangible common shareholders' equity, respectively, as they represent assets and equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Sandler Companies. We view the resulting measure of adjusted leverage, also a non-GAAP financial measure, as a more relevant measure of financial risk when comparing financial services companies.

Piper Sandler Companies | 48

Funding and Capital Resources
The primary goal of our funding activities is to ensure adequate funding over a wide range of market conditions. Given the mix of our business activities, funding requirements are fulfilled through a diversified range of financing arrangements. We attempt to ensure that the tenor of our borrowing liabilities equals or exceeds the expected holding period of the assets being financed. Our ability to support increases in total assets is largely a function of our ability to obtain funding from external sources. Access to these external sources, as well as the cost of that financing, is dependent upon various factors, including market conditions, the general availability of credit and credit ratings. We currently do not have a credit rating, which could adversely affect our liquidity and competitive position by increasing our financing costs and limiting access to sources of liquidity that require a credit rating as a condition to providing the funds.

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

Pershing Clearing Arrangement
We have established an arrangement to obtain financing from Pershing related to the majority of our trading activities. Under our fully disclosed clearing agreement, all of our securities inventories with the exception of convertible securities, and all of our customer activities are held by or cleared through Pershing. Financing under this arrangement is secured primarily by securities, and collateral limitations could reduce the amount of funding available under this arrangement. Our clearing arrangement activities are recorded net of trading activity and reported within receivables from or payables to brokers, dealers and clearing organizations. The funding is at the discretion of Pershing (i.e., uncommitted) and could be denied without a notice period. Our fully disclosed clearing agreement includes a covenant requiring Piper Sandler & Co., our U.S. broker dealer subsidiary, to maintain excess net capital of $120 million. At December 31, 2023, we had $0.2 million of financing outstanding under this arrangement.

Clearing Arrangement with Bank Financing
We have established a financing arrangement with a U.S. branch of Canadian Imperial Bank of Commerce ("CIBC") related to our convertible securities inventories. Under this arrangement, our convertible securities inventories are cleared through a broker dealer affiliate of CIBC and held by CIBC. We generally economically hedge changes in the market value of our convertible securities inventories using the underlying common stock or the stock options of the underlying common stock. Financing under this arrangement is secured primarily by convertible securities and collateral limitations could reduce the amount of funding available. The funding is at the discretion of CIBC (i.e., uncommitted) and could be denied subject to a notice period. This arrangement is reported within receivables from or payables to brokers, dealers and clearing organizations, net of trading activity. At December 31, 2023, we had $80.6 million of financing outstanding under this arrangement.

Revolving Credit Facility
We elected to increase our unsecured revolving credit facility with U.S. Bank N.A. from $75 million to $100 million in the fourth quarter of 2023. The credit agreement will terminate on December 18, 2026, unless otherwise terminated, and is subject to a one-year extension exercisable at our option. This credit facility has been in place since 2019 and was renewed in the fourth quarter of 2023. At December 31, 2023, there were $30.0 million of advances against this credit facility. We repaid the outstanding balance on this credit facility in January 2024.

This credit facility includes customary events of default and covenants that, among other things, require Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, limit our leverage ratio, require maintenance of a minimum ratio of operating cash flow to fixed charges, and impose certain limitations on our ability to make acquisitions and make payments on our capital stock. At December 31, 2023, we were in compliance with all covenants.

Piper Sandler Companies | 49

Committed Line
We elected to decrease our committed line from $80 million to $50 million in the fourth quarter of 2023. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, and the unpaid principal amount of all advances under the facility will be due on December 6, 2024. This credit facility has been in place since 2008 and was renewed for another one-year term in the fourth quarter of 2023. At December 31, 2023, we had no advances against this line of credit.

The following tables present the average balances outstanding for our various funding sources by quarter for 2023 and 2022:

	Average Balance for the Three Months Ended
(Amounts in millions)	Dec. 31, 2023	Sept. 30, 2023	June 30, 2023	Mar. 31, 2023
Funding source
Pershing clearing arrangement	$27.5	$7.1	$26.8	$8.5
Clearing arrangement with bank financing	43.5	96.1	99.6	55.2
Revolving credit facility	40.5	—	—	—
Total	$111.5	$103.2	$126.4	$63.7

	Average Balance for the Three Months Ended
(Amounts in millions)	Dec. 31, 2022	Sept. 30, 2022	June 30, 2022	Mar. 31, 2022
Funding source
Pershing clearing arrangement	$8.5	$38.8	$19.7	$3.8
Clearing arrangement with bank financing	62.3	69.0	83.3	110.3
Total	$70.8	$107.8	$103.0	$114.1

The average funding in the fourth quarter of 2023 increased to $111.5 million, compared with $70.8 million during the fourth quarter of 2022, as we borrowed on our revolving credit facility in the fourth quarter of 2023.

The following table presents the maximum daily funding amount by quarter for 2023 and 2022:

(Amounts in millions)	2023	2022
First Quarter	$146.6	$366.3
Second Quarter	370.1	409.5
Third Quarter	224.2	996.5
Fourth Quarter	550.8	246.2

Long-Term Financing
In 2019, we entered into unsecured fixed rate senior notes with certain entities advised by Pacific Investment Management Company ("PIMCO"). The Class B Notes of $125 million were repaid in full on the October 15, 2023 maturity date.

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

Piper Sandler Companies | 50

Capital Requirements
As a registered broker dealer and member firm of FINRA, Piper Sandler & Co. is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule which requires that we maintain minimum net capital of $1.0 million. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain approvals, notifications and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. At December 31, 2023, our net capital under the SEC's uniform net capital rule was $247.9 million, and exceeded the minimum net capital required under the SEC rule by $246.9 million.

Although we operate with a level of net capital substantially greater than the minimum thresholds established by FINRA and the SEC, a substantial reduction of our capital would curtail many of our capital markets revenue producing activities.

Our committed line and revolving credit facility include covenants requiring Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million. Our fully disclosed clearing agreement with Pershing includes a covenant requiring Piper Sandler & Co. to maintain excess net capital of $120 million.

At December 31, 2023, Piper Sandler Ltd., our broker dealer subsidiary registered in the U.K., was subject to, and was in compliance with, the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority pursuant to the Financial Services Act of 2012.

Piper Sandler Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At December 31, 2023, Piper Sandler Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

OFF-BALANCE SHEET ARRANGEMENTS
In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes the notional contract value of our off-balance sheet arrangements for the periods presented:

	Expiration Per Period at December 31,						Total Contractual Amount
				2027	2029		December 31,	December 31,
(Amounts in thousands)	2024	2025	2026	- 2028	- 2030	Later	2023	2022
Customer matched-book derivative contracts (1) (2)	$56,190	$—	$6,960	$48,876	$101,392	$1,143,506	$1,356,924	$1,354,881
Trading securities derivative contracts (2)	191,250	—	—	—	—	5,000	196,250	134,750
Investment commitments (3)	—	—	—	—	—	—	95,142	96,280
(1)Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with one major financial institution, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $150.2 million at December 31, 2023) who are not required to post collateral. The uncollateralized amounts, representing the fair value of the derivative contracts, expose us to the credit risk of these counterparties. At December 31, 2023, we had $6.7 million of credit exposure with these counterparties, including $5.8 million of credit exposure with one counterparty.
(2)We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At December 31, 2023 and 2022, the net fair value of these derivative contracts approximated $6.9 million and $7.8 million, respectively.
(3)The investment commitments have no specified call dates. The timing of capital calls is based on market conditions and investment opportunities.

Derivatives
Derivatives' notional or contract amounts are not reflected as assets or liabilities on our consolidated statements of financial condition. Rather, the fair value of the derivative transactions are reported on the consolidated statements of financial condition as assets or liabilities in financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased, as applicable. For a discussion of our activities related to derivative products, see Note 7 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Piper Sandler Companies | 51

Investment Commitments
We have investments, including those made as part of our alternative asset management activities, in limited partnerships or limited liability companies that make direct or indirect equity or debt investments in companies. We commit capital and/or act as the managing partner of these entities. We have committed capital of $95.1 million to certain entities and these commitments generally have no specified call dates. For additional information on our activities related to these types of entities, see Note 9 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

REPLACEMENT OF INTERBANK OFFERED RATES ("IBORs"), INCLUDING THE LONDON INTERBANK OFFERED RATE ("LIBOR")
Central banks and regulators in a number of major jurisdictions (e.g., U.S., U.K., European Union, Switzerland and Japan) have implemented replacements for IBORs. Effective July 1, 2023 all LIBOR tenors have ceased publication.

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

The audit committee of the board of directors oversees management's processes for identifying and evaluating our major risks, and the policies, procedures and practices employed by management to govern its risk assessment and risk management processes. The nominating and governance committee of the board of directors oversees the board of directors' committee structures and functions as they relate to the various committees' responsibilities with respect to oversight of our major risk exposures. With respect to these major risk exposures, the audit committee is responsible for overseeing management's monitoring and control of our major risk exposures relating to market risk, credit risk, liquidity risk, legal and regulatory risk, operational risk (including cybersecurity, as further described in Part I, Item 1C of this Form 10-K), and human capital risk relating to misconduct, fraud, and legal and compliance matters. Our compensation committee is responsible for overseeing management's monitoring and control of our major risk exposures relating to compensation, organizational structure, and succession. Our board of directors is responsible for overseeing management's monitoring and control of our major risk exposures related to our corporate strategy. Our Chief Executive Officer and Chief Financial Officer meet with the audit committee on a quarterly basis to discuss our market, liquidity, and legal and regulatory risks, and provide updates to the board of directors, audit committee, and compensation committee concerning the other major risk exposures on a regular basis.

Piper Sandler Companies | 52

We use internal committees to assist in governing risk and ensure that our business activities are properly assessed, monitored and managed. Our executive financial risk committee manages our market, liquidity and credit risks; oversees risk management practices related to these risks, including defining acceptable risk tolerances and approving risk management policies; and responds to market changes in a dynamic manner. Membership is comprised of senior leadership, including our Chief Executive Officer, President, Chief Financial Officer, Treasurer, Head of Market and Credit Risk, and Head of Fixed Income Trading and Risk. Other committees that help evaluate and monitor risk include underwriting, leadership team and operating committees. These committees help manage risk by ensuring that business activities are properly managed and within a defined scope of activity. Our valuation committees, comprised of members of senior management and risk management, provide oversight and overall responsibility for the internal control processes and procedures related to fair value measurements. Additionally, our operational risk committees address and monitor risk related to information systems and security, legal, regulatory and compliance matters, and third parties such as vendors and service providers.

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

We estimate that a parallel 50 basis point adverse change in the market would result in a decrease of approximately $0.3 million in the carrying value of our fixed income securities inventory as of December 31, 2023, including the effect of the hedging transactions.
Piper Sandler Companies | 53

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

Our inventory positions subject us to potential financial losses from the reduction in value of illiquid positions. Market risk can be exacerbated in times of trading illiquidity when market participants refrain from transacting in normal quantities or at normal bid-offer spreads. Depending on the specific security, the structure of the financial product, or overall market conditions, we may be forced to hold a security for substantially longer than we had planned or forced to liquidate into a challenging market if funding becomes unavailable.

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

Piper Sandler Companies | 54

A key tenet of our risk management procedures related to credit risk is the daily monitoring of the credit quality of our long fixed income securities inventory. These rating trends and the credit quality mix are regularly reviewed with the executive financial risk committee. The following table summarizes the credit rating for our long corporate fixed income securities, taxable and tax-exempt municipal securities, and U.S. government and agency securities as a percentage of the total of these asset classes as of December 31, 2023:

	AAA	AA	A	BBB	BB	Not Rated
Corporate fixed income securities	—%	—%	—%	—%	—%	—%
Taxable and tax-exempt municipal securities	20.8	28.0	22.6	1.5	—	4.4
U.S. government and agency securities	—	22.3	—	—	—	0.4
	20.8%	50.3%	22.6%	1.5%	—%	4.8%

Corporate fixed income securities represent less than 0.1% of the total of the asset classes above as of December 31, 2023. Convertible and preferred securities are excluded from the table above as they are typically unrated.

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

Deterioration/Default Risk
Deterioration/default risk represents the risk due to an issuer, counterparty or borrower failing to fulfill its obligations. We are exposed to deterioration/default risk in our role as a trading counterparty to dealers and customers, as a holder of securities, and as a member of exchanges. The risk of default depends on the creditworthiness of the counterparty or issuer of the security. We mitigate this risk by establishing and monitoring individual and aggregate position limits for each counterparty relative to potential levels of activity, holding and marking to market collateral on certain transactions. Our risk management functions also evaluate the potential risk associated with institutional counterparties with whom we hold derivatives, TBAs and other documented institutional counterparty agreements that may give rise to credit exposure.

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

Piper Sandler Companies | 55

We have concentrated counterparty credit exposure with four non-publicly rated entities totaling $6.7 million at December 31, 2023. This counterparty credit exposure is part of our matched-book derivative program related to our public finance business, consisting primarily of interest rate swaps. One derivative counterparty represented 87.5 percent, or $5.8 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

Our operations rely on secure processing, storage and transmission of confidential and other information in our internal and outsourced computer systems and networks. Our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code, internal misconduct or inadvertent errors and other events that could have an information security impact. The occurrence of one or more of these events could jeopardize our or our clients' or counterparties' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients', our counterparties' or third parties' operations. We take protective measures and endeavor to modify them as circumstances warrant. A further discussion of our procedures for cybersecurity risk management is included in Part I, Item 1C of this Form 10-K.

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

We operate under a fully disclosed clearing model for all of our securities inventories with the exception of convertible securities, and for all of our client clearing activities. In a fully disclosed clearing model, we act as an introducing broker for client transactions and rely on Pershing, our clearing broker dealer, to facilitate clearance and settlement of our clients' securities transactions. The clearing services provided by Pershing are critical to our business operations, and similar to other services performed by third-party vendors, any failure by Pershing with respect to the services we rely upon Pershing to provide could cause financial loss, significantly disrupt our business, damage our reputation, and adversely affect our ability to serve our clients and manage our exposure to risk.

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

Piper Sandler Companies | 56

Legal and Regulatory Risk
Legal and regulatory risk includes the risk of non-compliance with applicable legal and regulatory requirements and loss to our reputation we may suffer as a result of failure to comply with laws, regulations, rules, related self-regulatory organization standards and codes of conduct applicable to our business activities. We are generally subject to extensive regulation in the various jurisdictions in which we conduct our business. We have established procedures that are reasonably designed to achieve compliance with applicable statutory and regulatory requirements, such as public company reporting obligations, regulatory net capital requirements, sales and trading practices, potential conflicts of interest, anti-money laundering, privacy, and financial and electronic recordkeeping. We have also established procedures that are reasonably designed to achieve compliance with our policies relating to ethics and business conduct. The legal and regulatory focus on the financial services industry presents a continuing business challenge for us.

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
Piper Sandler Companies | 57

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2023.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of Piper Sandler Companies included in this Annual Report on Form 10-K, has issued an attestation report on internal control over financial reporting as of December 31, 2023. Their report, which expresses an unqualified opinion on the effectiveness of Piper Sandler Companies' internal control over financial reporting as of December 31, 2023, is included herein.

Piper Sandler Companies | 58

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Piper Sandler Companies

Opinion on Internal Control Over Financial Reporting
We have audited Piper Sandler Companies’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Piper Sandler Companies (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 26, 2024, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Minneapolis, Minnesota
February 26, 2024

Piper Sandler Companies | 59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Piper Sandler Companies

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Piper Sandler Companies (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2024 expressed an unqualified opinion thereon.

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
Piper Sandler Companies | 60

Valuation of Investments at Fair Value
Description of the Matter
At December 31, 2023, the Company’s investments at fair value totaled $285.9 million, primarily consisting of investments in private companies. These investments are held in consolidated alternative asset management funds, which include $211.1 million of noncontrolling interests attributable to unrelated third party ownership. Of the total investments at fair value, $224.3 million are categorized as Level III within the fair value hierarchy. As described in Notes 2 and 6 of the consolidated financial statements, management determines the fair values of these investments internally using the best information available. These investments in private companies are valued based on an assessment of each underlying security, considering rounds of financing, the financial condition and operating results of the private company, third party transactions and market-based information, including comparable company transactions, trading multiples (e.g., multiples of revenue and earnings before interest, taxes, depreciation and amortization (EBITDA)), discounted cash flow analyses and changes in market outlook, among other factors.

Auditing the fair value of the Company’s investments related to its alternative asset management funds was complex, as the inputs and assumptions used by the Company are highly judgmental and could have a significant effect on the fair value measurements of such investments.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s investment valuation process. This included controls over management’s assessment of the valuation methodologies, the inputs and assumptions used in determining fair value measurements, and the valuation committees' reviews of investment valuations on a quarterly basis.

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
Minneapolis, Minnesota
February 26, 2024

Piper Sandler Companies | 61

Piper Sandler Companies
Consolidated Statements of Financial Condition

	December 31,	December 31,
(Amounts in thousands, except share data)	2023	2022
Assets
Cash and cash equivalents	$383,098	$365,624
Receivables from brokers, dealers and clearing organizations	212,004	300,463

Financial instruments and other inventory positions owned:
Financial instruments and other inventory positions owned	341,780	282,501
Financial instruments and other inventory positions owned and pledged as collateral	92,777	57,478
Total financial instruments and other inventory positions owned	434,557	339,979

Investments (including noncontrolling interests of $211,096 and $200,687, respectively)	298,048	285,726
Fixed assets (net of accumulated depreciation and amortization of $91,378 and $75,759, respectively)	60,770	68,220
Right-of-use lease assets	69,387	87,730
Goodwill	301,760	301,151
Intangible assets (net of accumulated amortization of $150,487 and $131,047, respectively)	116,197	135,637
Net deferred income tax assets	179,207	191,002
Other assets	85,955	106,025
Total assets	$2,140,983	$2,181,557

Liabilities and Shareholders' Equity
Short-term financing	$30,000	$—
Long-term financing	—	125,000
Payables to brokers, dealers and clearing organizations	979	4,622
Financial instruments and other inventory positions sold, but not yet purchased	148,980	60,836
Accrued compensation	486,145	565,738
Accrued lease liabilities	93,727	109,771
Other liabilities and accrued expenses	81,679	61,562
Total liabilities	841,510	927,529

Shareholders' equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at December 31, 2023 and December 31, 2022;
Shares issued: 19,553,101 at December 31, 2023 and 19,544,507 at December 31, 2022;
Shares outstanding: 15,200,149 at December 31, 2023 and 13,673,064 at December 31, 2022	195	195
Additional paid-in capital	988,136	1,044,719
Retained earnings	454,358	453,311
Less: Common stock held in treasury, at cost: 4,352,952 shares at December 31, 2023 and 5,871,443 shares at December 31, 2022	(356,297)	(441,653)
Accumulated other comprehensive loss	(894)	(2,499)
Total common shareholders' equity	1,085,498	1,054,073
Noncontrolling interests	213,975	199,955
Total shareholders' equity	1,299,473	1,254,028

Total liabilities and shareholders' equity	$2,140,983	$2,181,557
See Notes to the Consolidated Financial Statements
Piper Sandler Companies | 62

Piper Sandler Companies
Consolidated Statements of Operations

	Year Ended December 31,
(Amounts in thousands, except per share data)	2023	2022	2021
Revenues
Investment banking	$923,812	$1,009,509	$1,553,219
Institutional brokerage	377,539	405,267	387,577
Interest income	26,723	20,365	6,967
Investment income/(loss)	30,039	(23)	94,032
Total revenues	1,358,113	1,435,118	2,041,795
Interest expense	10,146	9,480	10,734
Net revenues	1,347,967	1,425,638	2,031,061

Non-interest expenses
Compensation and benefits	897,034	983,524	1,305,166
Outside services	51,754	53,189	45,942
Occupancy and equipment	64,356	64,252	56,946
Communications	52,718	50,565	44,008
Marketing and business development	37,734	42,849	20,902
Deal-related expenses	28,189	31,874	42,921
Trade execution and clearance	19,972	20,185	16,533
Restructuring and integration costs	7,749	11,440	4,724
Intangible asset amortization	19,440	15,375	30,080
Other operating expenses	46,435	18,016	22,327
Total non-interest expenses	1,225,381	1,291,269	1,589,549

Income before income tax expense	122,586	134,369	441,512
Income tax expense	23,613	33,189	111,144
Net income	98,973	101,180	330,368
Net income/(loss) attributable to noncontrolling interests	13,482	(9,494)	51,854
Net income attributable to Piper Sandler Companies	$85,491	$110,674	$278,514

Earnings per common share
Basic	$5.72	$7.92	$19.52
Diluted	$4.96	$6.52	$16.43

Dividends declared per common share	$3.65	$6.90	$6.80

Weighted average number of common shares outstanding
Basic	14,958	13,982	14,265
Diluted	17,224	16,965	16,955
See Notes to the Consolidated Financial Statements
Piper Sandler Companies | 63

Piper Sandler Companies
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(Amounts in thousands)	2023	2022	2021
Net income	$98,973	$101,180	$330,368
Other comprehensive income/(loss), net of tax — Foreign currency translation adjustment	1,605	(1,535)	(767)
Comprehensive income	100,578	99,645	329,601
Comprehensive income/(loss) attributable to noncontrolling interests	13,482	(9,494)	51,854
Comprehensive income attributable to Piper Sandler Companies	$87,096	$109,139	$277,747
See Notes to the Consolidated Financial Statements
Piper Sandler Companies | 64

Piper Sandler Companies
Consolidated Statements of Changes in Shareholders' Equity

						Accumulated	Total
	Common		Additional			Other	Common		Total
(Amounts in thousands,	Shares	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
except share amounts)	Outstanding	Stock	Capital	Earnings	Stock	Loss	Equity	Interests	Equity
Balance at December 31, 2020	13,776,025	$195	$847,785	$271,001	$(289,359)	$(197)	$829,425	$96,657	$926,082
Net income	—	—	—	278,514	—	—	278,514	51,854	330,368
Dividends	—	—	—	(99,350)	—	—	(99,350)	—	(99,350)
Amortization/issuance of restricted stock (1)	—	—	123,270	—	—	—	123,270	—	123,270
Repurchase of common stock through share repurchase program	(417,903)	—	—	—	(52,250)	—	(52,250)	—	(52,250)
Issuance of treasury shares for restricted stock vestings	918,024	—	(46,687)	—	46,687	—	—	—	—
Repurchase of common stock from employees	(154,117)	—	—	—	(17,651)	—	(17,651)	—	(17,651)
Shares reserved/issued for director compensation	7,490	—	1,019	—	—	—	1,019	—	1,019
Other comprehensive loss	—	—	—	—	—	(767)	(767)	—	(767)
Fund capital contributions, net	—	—	—	—	—	—	—	16,134	16,134
Balance at December 31, 2021	14,129,519	$195	$925,387	$450,165	$(312,573)	$(964)	$1,062,210	$164,645	$1,226,855
Net income/(loss)	—	—	—	110,674	—	—	110,674	(9,494)	101,180
Dividends	—	—	—	(107,528)	—	—	(107,528)	—	(107,528)
Amortization/issuance of restricted stock (1)	—	—	176,645	—	—	—	176,645	—	176,645
Repurchase of common stock through share repurchase program	(1,245,221)	—	—	—	(161,811)	—	(161,811)	—	(161,811)
Issuance of treasury shares for restricted stock vestings	953,293	—	(58,254)	—	58,254	—	—	—	—
Repurchase of common stock from employees	(172,156)	—	—	—	(25,523)	—	(25,523)	—	(25,523)
Shares reserved/issued for director compensation	7,629	—	941	—	—	—	941	—	941
Other comprehensive loss	—	—	—	—	—	(1,535)	(1,535)	—	(1,535)
Fund capital contributions, net	—	—	—	—	—	—	—	44,804	44,804
Balance at December 31, 2022	13,673,064	$195	$1,044,719	$453,311	$(441,653)	$(2,499)	$1,054,073	$199,955	$1,254,028
Net income	—	—	—	85,491	—	—	85,491	13,482	98,973
Dividends	—	—	—	(84,444)	—	—	(84,444)	—	(84,444)
Amortization/issuance of restricted stock (1)	—	—	98,285	—	—	—	98,285	—	98,285
Issuance of treasury shares for restricted stock vestings	2,013,046	—	(156,036)	—	156,036	—	—	—	—
Repurchase of common stock from employees	(494,555)	—	—	—	(70,680)	—	(70,680)	—	(70,680)
Shares reserved/issued for director compensation	8,594	—	1,168	—	—	—	1,168	—	1,168
Other comprehensive income	—	—	—	—	—	1,605	1,605	—	1,605
Fund capital contributions, net	—	—	—	—	—	—	—	538	538
Balance at December 31, 2023	15,200,149	$195	$988,136	$454,358	$(356,297)	$(894)	$1,085,498	$213,975	$1,299,473
(1)Includes amortization of restricted stock issued in conjunction with the Company's acquisitions.

See Notes to the Consolidated Financial Statements
Piper Sandler Companies | 65

Piper Sandler Companies
Consolidated Statements of Cash Flows

	Year Ended December 31,
(Amounts in thousands)	2023	2022	2021
Operating Activities
Net income	$98,973	$101,180	$330,368
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization of fixed assets	17,932	15,639	12,630
Deferred income taxes	11,426	(32,802)	(53,981)
Stock-based compensation	93,768	131,203	171,447
Amortization of intangible assets	19,440	15,375	30,080
Amortization of forgivable loans	10,816	9,322	9,505
Decrease/(increase) in operating assets:
Receivables from brokers, dealers and clearing organizations	88,459	(43,392)	(32,639)
Net financial instruments and other inventory positions owned	(6,434)	(58,859)	30,238
Investments	(12,322)	(33,681)	(68,866)
Other assets	28,756	(5,216)	(34,913)
Increase/(decrease) in operating liabilities:
Payables to brokers, dealers and clearing organizations	(3,643)	(8,625)	(5,344)
Accrued compensation	(74,689)	(296,369)	330,883
Other liabilities and accrued expenses	3,147	(18,682)	(12,321)
Net cash provided by/(used in) operating activities	275,629	(224,907)	707,087

Investing Activities
Business acquisitions, net of cash acquired	—	(96,504)	—
Purchases of fixed assets, net	(10,051)	(30,600)	(20,577)
Net cash used in investing activities	(10,051)	(127,104)	(20,577)

Financing Activities
Net change in short-term financing	30,000	—	—
Repayment of long-term financing	(125,000)	—	(70,000)
Payment of cash dividend	(84,444)	(107,528)	(99,350)
Increase in noncontrolling interests	538	44,804	16,134
Repurchase of common stock	(70,680)	(187,334)	(69,901)
Net cash used in financing activities	(249,586)	(250,058)	(223,117)

Currency adjustment:
Effect of exchange rate changes on cash	1,482	(3,272)	(363)

Net increase/(decrease) in cash and cash equivalents	17,474	(605,341)	463,030

Cash and cash equivalents at beginning of year	365,624	970,965	507,935
Cash and cash equivalents at end of year	$383,098	$365,624	$970,965

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$10,163	$9,481	$10,777
Income taxes	$19,446	$85,428	$165,910
See Notes to the Consolidated Financial Statements
Piper Sandler Companies | 66

Piper Sandler Companies
Notes to the Consolidated Financial Statements

Piper Sandler Companies | 67

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

NOTE 1 | ORGANIZATION AND BASIS OF PRESENTATION
Organization
Piper Sandler Companies is the parent company of Piper Sandler & Co., a securities broker dealer and investment banking firm; Piper Sandler Ltd., a firm providing securities brokerage and mergers and acquisitions services in the United Kingdom ("U.K."); Piper Sandler Finance LLC, which facilitates corporate debt underwriting in conjunction with affiliated credit vehicles; Piper Sandler Investment Group Inc., PSC Capital Management LLC, PSC Capital Management II LLC and PSC Capital Management III LLC, entities providing alternative asset management services; Piper Sandler Loan Strategies, LLC ("PSLS"), which provides management services for primary and secondary market liquidity transactions of loan and servicing rights; Piper Sandler Hedging Services, LLC, an entity that assists clients with hedging strategies; Piper Sandler Financial Products Inc. and Piper Sandler Financial Products II Inc., entities that facilitate derivative transactions; and other immaterial subsidiaries.

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

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") and include the accounts of Piper Sandler Companies, its wholly owned subsidiaries, and all other entities in which the Company has a controlling financial interest. Noncontrolling interests represent equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Sandler Companies. Noncontrolling interests include the minority equity holders' proportionate share of the equity in the Company's alternative asset management funds. All material intercompany balances have been eliminated.

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

Piper Sandler Companies | 68

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

NOTE 2 | SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

Fair Value Measurement – Definition and Hierarchy
Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 820, "Fair Value Measurement," ("ASC 820") defines fair value as the amount at which an instrument could be exchanged in an orderly transaction between market participants at the measurement date (i.e., the exit price). ASC 820 establishes a fair value hierarchy based on the inputs used to measure fair value. The fair value hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs reflect management's assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the observability of inputs as follows:

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
Piper Sandler Companies | 69

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Level III – Instruments that have little to no pricing observability as of the report date. These financial instruments are measured using management's best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

Valuation of Financial Instruments
Based on the nature of the Company's business and its role as a "dealer" in the securities industry or as a manager of alternative asset management funds, the fair values of its financial instruments are determined internally. When available, the Company values financial instruments at observable market prices, observable market parameters, or broker or dealer prices (i.e., bid and ask prices). In the case of financial instruments transacted on recognized exchanges, the observable market prices represent quotations for completed transactions from the exchange on which the financial instrument is principally traded.

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

Investments
The Company's investments include equity investments in private companies and partnerships, as well as mutual funds held by the grantor trust for the Company's nonqualified deferred compensation plan. Equity investments in private companies and mutual funds held by the grantor trust are accounted for at fair value. Investments in partnerships are accounted for under the equity method, which is generally the net asset value.

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

Piper Sandler Companies | 70

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

Goodwill and Intangible Assets
Goodwill represents the fair value of the consideration transferred in excess of the fair value of identifiable net assets at the acquisition date. The Company tests goodwill and indefinite-lived intangible assets for impairment on an annual basis and on an interim basis when circumstances exist that could indicate possible impairment. The Company tests for impairment at the reporting unit level, which is generally one level below its operating segment. The Company has identified one reporting unit. When testing for impairment, the Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after making an assessment, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then further analysis is unnecessary. However, if the Company concludes otherwise, then the Company is required to perform a quantitative goodwill test, which requires management to make judgments in determining what assumptions to use in the calculation. The quantitative goodwill test compares the fair value of the reporting unit to its carrying value, including allocated goodwill. An impairment is recognized for the excess amount of a reporting unit's carrying value over its fair value. The estimated fair value of the reporting unit is derived based on valuation techniques that a market participant would use. The Company estimates the fair value of the reporting unit using the income approach (e.g., discounted cash flow method) and market approach (e.g., earnings and/or transaction multiples).

At December 31, 2023, intangible assets with determinable lives consisted of customer relationships that are amortized over their original estimated useful lives ranging from two to eight years. The pattern of amortization reflects the timing of the realization of the economic benefits of such intangible assets. The Sandler trade name is an indefinite-lived intangible asset, which is not amortized and is evaluated for impairment annually, at a minimum, or on an interim basis if events or circumstances indicate a possible inability to realize the carrying amount.
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

Piper Sandler Companies | 71

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Contingencies
The Company is involved in various pending and potential legal proceedings related to its business, including litigation, arbitration and regulatory proceedings. The Company establishes accruals for potential losses to the extent that claims are probable of loss and the amount of the loss can be reasonably estimated. The determination of the outcome and accrual amounts requires significant judgment on the part of the Company's management.

Revenue Recognition
Investment Banking
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

Institutional Brokerage
Institutional brokerage revenues include (i) commissions received from customers for the execution of brokerage transactions in listed and over-the-counter ("OTC") equity, fixed income and convertible debt securities, which are recognized at a point in time on the trade date because the customer has obtained the rights to the underlying security provided by the trade execution service, (ii) trading gains and losses, recorded based on changes in the fair value of long and short security positions in the reporting period, (iii) fees earned by PSLS related to the brokering of loans and servicing rights in market liquidity transactions, which are recognized at a point in time on the trade date, and (iv) fees received by the Company for research services and corporate access offerings. The Company permits institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as commission share agreements or "soft dollar" arrangements. As the Company is not acting as a principal in satisfying the performance obligation for these arrangements, expenses relating to soft dollars are netted against commission revenues and included in other liabilities and accrued expenses on the consolidated statements of financial condition.

Interest Revenue and Expense
The Company nets interest expense within net revenues to mitigate the effects of fluctuations in interest rates on the Company's consolidated statements of operations. The Company recognizes contractual interest on financial instruments owned and financial instruments sold, but not yet purchased (excluding derivative instruments) on an accrual basis as a component of interest revenue and expense. The Company accounts for interest related to its short-term and long-term financing arrangements on an accrual basis with related interest recorded as interest expense.
Piper Sandler Companies | 72

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Investment Income/(Loss)
Investment income/(loss) includes realized and unrealized gains and losses from the Company's investments, as well as management and performance fees generated from the Company’s alternative asset management funds.

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

See Note 18 for revenues from contracts with customers disaggregated by major business activity.

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

Income Taxes
The Company files a consolidated United States ("U.S.") federal income tax return, which includes all of its qualifying subsidiaries. The Company is also subject to income tax in various states and municipalities and those foreign jurisdictions in which it operates. Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between amounts reported for income tax purposes and financial statement purposes, using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The realization of deferred tax assets is assessed and a valuation allowance is recognized to the extent that it is more likely than not that any portion of a deferred tax asset will not be realized. Tax reserves for uncertain tax positions are recorded in accordance with FASB Accounting Standards Codification Topic 740, "Income Taxes" ("ASC 740").

Earnings Per Share ("EPS")
Basic earnings per common share is computed by dividing net income attributable to Piper Sandler Companies by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive stock options, restricted stock units and restricted shares. The Company uses the treasury stock method to calculate diluted earnings per common share. See Note 23 for additional information on the Company's calculation of EPS.

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

Piper Sandler Companies | 73

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

NOTE 3 | RECENT ACCOUNTING PRONOUNCEMENTS
Future Adoption of New Applicable Accounting Standards
Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-07, "Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). This guidance improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and interim periods within annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently assessing the impact of ASU 2023-07 on its financial statement disclosures.

Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, "Improvements to Income Tax Disclosures" ("ASU 2023-09"). This guidance enhances the annual income tax disclosure requirements by requiring disaggregated information related to the effective tax rate reconciliation and income taxes paid, as well as other disclosure requirements. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the impact of ASU 2023-09 on its financial statement disclosures.

NOTE 4 | ACQUISITIONS
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

Piper Sandler Companies | 74

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Additional cash of up to $25.0 million may be earned (the "DBO Earnout") if a net revenue target is achieved during the performance period from January 1, 2023 to December 31, 2024. Of the total amount, up to $20.0 million may be earned by former partners with no service requirements. The Company recorded a $1.7 million liability as of the acquisition date for the fair value of this contingent consideration, which was included in the purchase price. Adjustments to this liability after the acquisition date are recorded as non-compensation expense on the consolidated statements of operations. As of December 31, 2023, the Company does not expect the portion of the DBO Earnout with no service requirements will be earned. As a result, the Company recorded a $1.7 million reversal of other operating expenses for the year ended December 31, 2023 related to this additional cash payment. The remaining $5.0 million may be earned by certain employees, whom are now employees of the Company, in exchange for service requirements. As this amount compensates employees for future services, the value was not part of the purchase price. Amounts estimated to be payable, if any, will be recorded as compensation expense on the consolidated statements of operations over the requisite service period. As of December 31, 2023, the Company has no accrual recorded for the portion of the DBO Earnout with service requirements. If earned, the DBO Earnout will be paid by March 31, 2025.

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

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition, including measurement period adjustments:

(Amounts in thousands)
Assets
Cash and cash equivalents	$575
Fixed assets	1,353
Right-of-use lease assets	3,760
Goodwill	57,337
Intangible assets	10,390
Other assets	414
Total assets acquired	73,829

Liabilities
Accrued compensation	1,167
Accrued lease liabilities	3,760
Other liabilities and accrued expenses	2,603
Total liabilities assumed	7,530

Net assets acquired	$66,299

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

Piper Sandler Companies | 75

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

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

Additional cash of up to $27.8 million may be earned if a net revenue target is achieved during the performance period from July 1, 2022 to December 31, 2023. Of the total amount, up to $6.0 million may be earned by Cornerstone Macro's equity owners with no service requirements. The Company recorded a $1.6 million liability as of the acquisition date for the fair value of this contingent consideration, which was included in the purchase price. Adjustments to this liability after the acquisition date are recorded as non-compensation expense on the consolidated statements of operations. As of December 31, 2023, the Company has accrued the maximum amount of $6.0 million related to this additional cash payment, which will be paid by March 31, 2024. The Company recorded $4.4 million in other operating expenses related to this additional cash payment for the year ended December 31, 2022. The remaining amount may be earned by the equity owners, whom are now employees of the Company, and certain employees in exchange for service requirements. As this amount compensates employees for future services, the value was not part of the purchase price. Amounts estimated to be payable, if any, will be recorded as compensation expense on the consolidated statements of operations over the requisite service period, and will be paid by June 30, 2025 and June 30, 2026. As of December 31, 2023, the Company has accrued $1.9 million related to this additional cash payment. Compensation expense related to this additional cash payment was immaterial for the year ended December 31, 2023 and $1.9 million for the year ended December 31, 2022.

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

Piper Sandler Companies | 76

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition, including measurement period adjustments:

(Amounts in thousands)
Assets
Cash and cash equivalents	$6,885
Receivables from brokers, dealers and clearing organizations	2,941
Fixed assets	286
Right-of-use lease assets	7,026
Goodwill	9,574
Intangible assets	19,000
Other assets	4,451
Total assets acquired	50,163

Liabilities
Accrued compensation	4,672
Accrued lease liabilities	7,026
Other liabilities and accrued expenses	4,401
Total liabilities assumed	16,099

Net assets acquired	$34,064

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

Based on the respective acquisition dates, the unaudited pro forma financial data assumes that the DBO Partners and Cornerstone Macro acquisitions had occurred on January 1, 2020. Pro forma results have been prepared by adjusting the Company's historical results to include the results of operations of DBO Partners and Cornerstone Macro adjusted for the following significant changes: amortization expense was adjusted to account for the acquisition-date fair value of intangible assets; compensation and benefits expenses were adjusted to reflect the restricted stock issued as part of the respective acquisition, the restricted stock and forgivable loans issued for retention purposes, the earnouts with service conditions, and the cost that would have been incurred had certain employees been included in the Company's employee compensation arrangements; and the income tax effect of applying the Company's statutory tax rates to the results of operations of the respective acquisitions. The Company's consolidated unaudited pro forma information presented does not necessarily reflect the results of operations that would have resulted had the acquisitions been completed at the beginning of the applicable period presented, does not contemplate client account overlap and anticipated operational efficiencies of the combined entities, nor does it indicate the results of operations in future periods.

	Year Ended December 31,
(Amounts in thousands)	2022	2021
Net revenues	$1,493,620	$2,136,637
Net income attributable to Piper Sandler Companies	109,043	276,178

Piper Sandler Companies | 77

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

NOTE 5 | RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

	December 31,	December 31,
(Amounts in thousands)	2023	2022
Receivables from brokers, dealers and clearing organizations
Receivable from clearing organizations	$199,143	$285,957
Receivable from brokers and dealers	9,176	10,942
Other	3,685	3,564
Total receivables from brokers, dealers and clearing organizations	$212,004	$300,463

Payables to brokers, dealers and clearing organizations
Payable to brokers and dealers	$979	$4,622
Total payables to brokers, dealers and clearing organizations	$979	$4,622

Under the Company's fully disclosed clearing agreement, all of its securities inventories with the exception of convertible securities, and all of its customer activities are held by or cleared through Pershing LLC ("Pershing"). The Company has established an arrangement to obtain financing from Pershing related to the majority of its trading activities. The Company also has a clearing arrangement with bank financing related to its convertible securities inventories. Financing under these arrangements is secured primarily by securities, and collateral limitations could reduce the amount of funding available under these arrangements. The funding is at their discretion and could be denied. The Company's clearing arrangement activities are recorded net of trading activity. The Company's fully disclosed clearing agreement includes a covenant requiring Piper Sandler & Co. to maintain excess net capital of $120 million.

NOTE 6 | FAIR VALUE OF FINANCIAL INSTRUMENTS
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

Piper Sandler Companies | 78

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

Tax-Exempt Municipal Securities
Tax-exempt municipal securities are valued using recently executed observable trades or market price quotations and therefore are generally categorized as Level II. Certain illiquid tax-exempt municipal securities are valued using market data for comparable securities (e.g., maturity and sector) and management judgment to infer an appropriate current yield or other model-based valuation techniques deemed appropriate by management based on the specific nature of the individual security and therefore are categorized as Level III.

Short-Term Municipal Securities
Short-term municipal securities include variable rate demand notes and other short-term municipal securities. Variable rate demand notes and other short-term municipal securities are valued using recently executed observable trades or market price quotations and therefore are generally categorized as Level II.

Asset-Backed Securities
Asset-backed securities are valued using recently executed observable trades, when available, and therefore are generally categorized as Level II. Certain asset-backed securities are valued using models where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data. Accordingly, these asset-backed securities are categorized as Level II.

Piper Sandler Companies | 79

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

U.S. Government Securities
U.S. government securities include highly liquid U.S. treasury securities which are generally valued using quoted market prices and therefore are categorized as Level I. The Company does not transact in securities of countries other than the U.S. government.

Derivative Contracts
Derivative contracts include interest rate swaps, interest rate locks, and U.S. treasury bond futures. These instruments derive their value from underlying assets, reference rates, indices or a combination of these factors. The majority of the Company's interest rate derivative contracts, including both interest rate swaps and interest rate locks, are valued using market standard pricing models based on the net present value of estimated future cash flows. The valuation models used do not involve material subjectivity as the methodologies do not entail significant judgment and the pricing inputs are market observable, including contractual terms, yield curves and measures of volatility. These instruments are classified as Level II within the fair value hierarchy. Certain interest rate locks transact in less active markets and are valued using valuation models that include the previously mentioned observable inputs and certain unobservable inputs that require significant judgment, such as the premium over the Municipal Market Data ("MMD") curve. These instruments are classified as Level III.

Investments
The Company's investments valued at fair value include equity investments in private companies and mutual funds held by a grantor trust for the Company's nonqualified deferred compensation plan. Investments in private companies are valued based on an assessment of each underlying security, considering rounds of financing, the financial condition and operating results of the private company, third-party transactions and market-based information, including comparable company transactions, trading multiples (e.g., multiples of revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA")), discounted cash flow analyses and changes in market outlook, among other factors. These securities are categorized based on the lowest level of input that is significant to the fair value measurement. Certain underlying securities, as well as investments in mutual funds, are valued based on quoted prices from the exchange for identical assets as of the period-end date. To the extent these securities are actively traded and valuation adjustments are not applied, they are categorized as Level I. See Note 19 to our consolidated financial statements for additional information about the Company's nonqualified deferred compensation plan.

Piper Sandler Companies | 80

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The following table summarizes the valuation of the Company's financial instruments by pricing observability levels defined in ASC 820 as of December 31, 2023:

				Counterparty
				and Cash
				Collateral
(Amounts in thousands)	Level I	Level II	Level III	Netting (1)	Total
Assets
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$388	$—	$—	$—	$388
Convertible securities	—	131,375	—	—	131,375
Fixed income securities	—	1,645	—	—	1,645
Municipal securities:
Taxable securities	—	25,744	—	—	25,744
Tax-exempt securities	—	135,886	2,869	—	138,755
Short-term securities	—	7,122	—	—	7,122
Asset-backed securities	—	8,149	—	—	8,149
U.S. government agency securities	—	104,418	—	—	104,418
U.S. government securities	5,895	—	—	—	5,895
Derivative contracts	—	52,611	5,834	(47,379)	11,066
Total financial instruments and other inventory positions owned	6,283	466,950	8,703	(47,379)	434,557

Cash equivalents	343,856	—	—	—	343,856
Investments at fair value (2)	61,601	—	224,280	—	285,881
Total assets	$411,740	$466,950	$232,983	$(47,379)	$1,064,294

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$53,857	$—	$—	$—	$53,857
Fixed income securities	—	2,230	—	—	2,230
U.S. government agency securities	—	48,268	—	—	48,268
U.S. government securities	40,437	—	—	—	40,437
Derivative contracts	—	47,032	7,962	(50,806)	4,188
Total financial instruments and other inventory positions sold, but not yet purchased	$94,294	$97,530	$7,962	$(50,806)	$148,980
(1)Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.
(2)Includes noncontrolling interests of $211.1 million attributable to unrelated third-party ownership in consolidated alternative asset management funds.

Piper Sandler Companies | 81

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
(2)Includes noncontrolling interests of $200.7 million attributable to unrelated third-party ownership in consolidated alternative asset management funds.

The carrying values of the Company's cash, receivables and payables either from or to brokers, dealers and clearing organizations, and short- and long-term financings approximate fair value due to either their liquid or short-term nature.

Piper Sandler Companies | 82

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The Company's Level III assets were $233.0 million (including noncontrolling interests of $177.0 million) and $200.5 million (including noncontrolling interests of $148.7 million), or 21.9 percent and 21.4 percent of financial instruments measured at fair value at December 31, 2023 and 2022, respectively. There were $19.8 million of transfers of financial assets out of Level III for the year ended December 31, 2023, primarily due to unobservable inputs becoming observable. There were $3.6 million of transfers of financial assets into Level III for the year ended December 31, 2022, primarily due to observable inputs becoming unobservable. At December 31, 2023, the Company's Level I investments at fair value included $5.1 million of equity securities subject to contractual sale restrictions. The sale restrictions will expire in the second quarter of 2024.

The following table summarizes the changes in fair value associated with Level III financial instruments held at the beginning or end of the periods presented:

	Level III
	Assets			Liabilities
	Tax-Exempt Municipal Securities	Derivative Contracts	Investments at Fair Value	Derivative Contracts
Balance at December 31, 2021	$247	$726	$142,286	$1,898
Purchases	—	—	62,695	—
Sales	—	—	(19,574)	—
Settlements	—	450	—	680
Transfers in	3,626	—	—	—
Transfers out	—	—	(172)	—
Total realized and unrealized gains/(losses)	14	3,580	6,610	(1,496)
Balance at December 31, 2022	$3,887	$4,756	$191,845	$1,082
Purchases	—	—	45,954	—
Sales	—	—	(33,731)	—
Settlements	—	(2,443)	—	(1,373)
Transfers in	—	—	—	—
Transfers out	—	—	(19,810)	—
Total realized and unrealized gains/(losses)	(1,018)	3,521	40,022	8,253
Balance at December 31, 2023	$2,869	$5,834	$224,280	$7,962

Unrealized gains/(losses) for assets/liabilities held at:
December 31, 2022	$14	$4,756	$6,536	$1,082
December 31, 2023	$(1,018)	$5,834	$28,007	$7,962

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
Piper Sandler Companies | 83

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company's Level III financial instruments as of December 31, 2023:

	Valuation			Weighted
	Technique	Unobservable Input	Range	Average (1)
Assets
Tax-exempt municipal securities	Discounted cash flow	Expected recovery rate (% of par) (3)	0 - 25%	13.4%
		Current yield (3)	14%	14%
Derivative contracts	Discounted cash flow	Premium over the MMD curve in basis points ("bps") (3)	0 - 27 bps	13.4 bps
Investments at fair value (2)	Market approach	Revenue multiple (3)	0 - 9 times	5.1 times
		EBITDA multiple (3)	11 - 17 times	14.9 times
		Market comparable valuation multiple (3)	1 - 2 times	1.4 times
	Discounted cash flow	Discount rate (4)	19 - 25%	20.6%

Liabilities
Derivative contracts	Discounted cash flow	Premium over the MMD curve in bps (4)	0 - 31 bps	16.2 bps
(1)Unobservable inputs were weighted by the relative fair value of the financial instruments.
(2)As of December 31, 2023, the Company had $224.3 million of Level III investments at fair value, of which $39.0 million, or 17.4 percent, was valued based on a recent round of independent financing.
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
Piper Sandler Companies | 84

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

NOTE 7 | FINANCIAL INSTRUMENTS AND OTHER INVENTORY POSITIONS

	December 31,	December 31,
(Amounts in thousands)	2023	2022
Financial instruments and other inventory positions owned
Corporate securities:
Equity securities	$388	$1,490
Convertible securities	131,375	94,552
Fixed income securities	1,645	4,103
Municipal securities:
Taxable securities	25,744	28,389
Tax-exempt securities	138,755	151,465
Short-term securities	7,122	14,386
Asset-backed securities	8,149	—
U.S. government agency securities	104,418	28,874
U.S. government securities	5,895	3,800
Derivative contracts	11,066	12,920
Total financial instruments and other inventory positions owned	$434,557	$339,979

Financial instruments and other inventory positions sold, but not yet purchased
Corporate securities:
Equity securities	$53,857	$15,376
Fixed income securities	2,230	3,894
U.S. government agency securities	48,268	—
U.S. government securities	40,437	36,415
Derivative contracts	4,188	5,151
Total financial instruments and other inventory positions sold, but not yet purchased	$148,980	$60,836

At December 31, 2023 and 2022, financial instruments and other inventory positions owned in the amount of $92.8 million and $57.5 million, respectively, had been pledged as collateral for short-term financing arrangements.

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

Derivative Contract Financial Instruments
Customer Matched-Book Derivatives
The Company enters into interest rate derivative contracts in a principal capacity as a dealer to satisfy the financial needs of its customers. The Company simultaneously enters into an interest rate derivative contract with a third party for the same notional amount to hedge the interest rate and credit risk of the initial client interest rate derivative contract. In certain limited instances, the Company has only hedged interest rate risk with a third party, and retains uncollateralized credit risk as described below. These instruments use rates based upon the Secured Overnight Financing Rate ("SOFR") index, the MMD index or the Securities Industry and Financial Markets Association ("SIFMA") index. Similarly, the Company enters into a limited number of credit default swap contracts to facilitate customer transactions. These instruments use rates based upon the Commercial Mortgage Backed Securities ("CMBX") index.

Piper Sandler Companies | 85

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Trading Securities Derivatives
The Company enters into interest rate derivative contracts and uses U.S. treasury bond futures and options to hedge interest rate and market value risks primarily associated with its fixed income securities. These instruments use rates based upon the MMD or SOFR indices. The Company also enters into equity option contracts to hedge market value risk associated with its convertible securities.

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

	December 31, 2023			December 31, 2022
(Amounts in thousands)	Derivative	Derivative	Notional	Derivative	Derivative	Notional
Derivative Category	Assets (1)	Liabilities (2)	Amount	Assets (1)	Liabilities (2)	Amount
Interest rate:
Customer matched-book	$54,676	$49,293	$1,356,924	$55,414	$49,838	$1,354,881
Trading securities	3,769	5,701	196,250	5,186	1,082	134,750
	$58,445	$54,994	$1,553,174	$60,600	$50,920	$1,489,631
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

(Amounts in thousands)		Year Ended December 31,
Derivative Category	Operations Category	2023	2022	2021
Interest rate derivative contract	Investment banking	$(426)	$(1,317)	$(1,786)
Interest rate derivative contract	Institutional brokerage	(5,790)	4,848	2,264
		$(6,216)	$3,531	$478

Credit risk associated with the Company's derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company's derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company's financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The majority of the Company's derivative contracts are substantially collateralized by its counterparties, who are major financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of a derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of December 31, 2023, the Company had $6.7 million of uncollateralized credit exposure with these counterparties (notional contract amount of $150.2 million), including $5.8 million of uncollateralized credit exposure with one counterparty.

Piper Sandler Companies | 86

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

NOTE 8 | INVESTMENTS

	December 31,	December 31,
(Amounts in thousands)	2023	2022
Investments at fair value	$285,881	$273,892
Investments at cost	281	509
Investments accounted for under the equity method	11,886	11,325
Total investments	298,048	285,726
Less: Investments attributable to noncontrolling interests (1)	(211,096)	(200,687)
Total investments attributable to Piper Sandler Companies	$86,952	$85,039
(1)Noncontrolling interests are attributable to unrelated third-party ownership in consolidated alternative asset management funds.

At December 31, 2023, investments carried on a cost basis had an estimated fair market value of $0.3 million. Because valuation estimates were based upon management's judgment, investments carried at cost would be categorized as Level III assets in the fair value hierarchy, if they were carried at fair value.

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

NOTE 9 | VARIABLE INTEREST ENTITIES
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

Consolidated VIEs
The Company's consolidated VIEs at December 31, 2023 included certain alternative asset management funds in which the Company has an investment and, as the managing partner, is deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds.

Piper Sandler Companies | 87

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The following table presents information about the carrying value of the assets and liabilities of the VIEs that are consolidated by the Company and included on the consolidated statements of financial condition at December 31, 2023. The assets can only be used to settle the liabilities of the respective VIE, and the creditors of the VIEs do not have recourse to the general credit of the Company. These VIEs have a combined $56.0 million of bank line financing available with interest rates based on SOFR plus an applicable margin. The assets and liabilities are presented prior to consolidation, and thus a portion of these assets and liabilities is eliminated in consolidation.

Alternative Asset
(Amounts in thousands)	Management Funds
Assets
Investments	$266,508
Other assets	7,031
Total assets	$273,539

Liabilities
Other liabilities and accrued expenses	$4,857
Total liabilities	$4,857

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

Nonconsolidated VIEs
The Company determined it is not the primary beneficiary of certain VIEs and, accordingly, does not consolidate them. These VIEs had net assets approximating $1.1 billion and $1.2 billion at December 31, 2023 and 2022, respectively. The Company's exposure to loss from these VIEs is $12.2 million, which is the carrying value of its capital contributions recorded in investments on the consolidated statements of financial condition at December 31, 2023. The Company had no liabilities related to these VIEs at December 31, 2023 and 2022. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of December 31, 2023.

NOTE 10 | FIXED ASSETS

	December 31,	December 31,
(Amounts in thousands)	2023	2022
Furniture and equipment	$55,534	$53,138
Leasehold improvements	83,587	78,266
Software	13,027	12,575
Total fixed assets	152,148	143,979
Accumulated depreciation and amortization	(91,378)	(75,759)
Fixed assets, net of accumulated depreciation and amortization	$60,770	$68,220

For the years ended December 31, 2023, 2022 and 2021, depreciation and amortization of furniture and equipment, leasehold improvements and software totaled $17.9 million, $15.6 million and $12.6 million, respectively, and are included in occupancy and equipment expense on the consolidated statements of operations.

Piper Sandler Companies | 88

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

NOTE 11 | GOODWILL AND INTANGIBLE ASSETS

(Amounts in thousands)
Goodwill
Balance at December 31, 2021	$227,508
Goodwill acquired	73,643
Balance at December 31, 2022	$301,151
Goodwill acquired	—
Measurement period adjustments	609
Balance at December 31, 2023	$301,760

Intangible assets
Balance at December 31, 2021	$119,778
Intangible assets acquired	31,234
Amortization of intangible assets	(15,375)
Balance at December 31, 2022	$135,637
Intangible assets acquired	—
Amortization of intangible assets	(19,440)
Balance at December 31, 2023	$116,197

As discussed in Note 4, the addition of goodwill and intangible assets during the year ended December 31, 2022 related to the acquisitions of DBO Partners, Stamford Partners and Cornerstone Macro. Management identified $10.4 million of customer relationship intangible assets related to the acquisition of DBO Partners, which are being amortized over a weighted average life of 1.1 years. Management identified $1.8 million of customer relationship intangible assets related to the acquisition of Stamford Partners, which were amortized over a weighted average life of 0.8 years. Management identified $19.0 million of customer relationship intangible assets related to the acquisition of Cornerstone Macro, which are being amortized over a weighted average life of 7.2 years. In 2023, the Company recorded a measurement period adjustment to increase the value of the contingent consideration and goodwill related to the acquisition of DBO Partners. The Company also recorded a measurement period adjustment related to Stamford Partners in 2023, which resulted in an increase to goodwill.

At December 31, 2023, intangible assets with determinable lives consisted of customer relationships. The following table summarizes the future aggregate amortization expense of the Company's intangible assets with determinable lives:

(Amounts in thousands)
2024	$9,445
2025	7,887
2026	7,253
2027	3,480
2028	2,191
Thereafter	541
Total	$30,797

Indefinite-lived intangible assets consist of the Sandler trade name of $85.4 million, which is not subject to amortization.

The Company performed its annual impairment testing as of October 31, which resulted in no impairment related to goodwill or indefinite-lived intangible assets in 2023, 2022 and 2021.

Piper Sandler Companies | 89

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

NOTE 12 | OTHER ASSETS

	December 31,	December 31,
(Amounts in thousands)	2023	2022
Fee receivables	$27,765	$42,645
Forgivable employee loans	15,771	20,667
Prepaid expenses	22,396	18,664
Income tax receivables	5,939	—
Other (1)	14,084	24,049
Total other assets	$85,955	$106,025
(1)As of December 31, 2022, the Company had a $7.5 million financing receivable included in other assets. This balance was written off in 2023 as it was deemed uncollectible. The write-off is included in other operating expenses on the consolidated statements of operations.

NOTE 13 | SHORT-TERM FINANCING
The Company has an unsecured $100 million revolving credit facility with U.S. Bank N.A. The credit agreement will terminate on December 18, 2026, unless otherwise terminated, and is subject to a one-year extension exercisable at the option of the Company. The interest rate is variable and based on either the federal funds rate or prime plus an applicable margin. This credit facility includes customary events of default and covenants that, among other things, require the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital of $120 million, limit the Company's leverage ratio, require maintenance of a minimum ratio of operating cash flow to fixed charges, and impose certain limitations on the Company's ability to make acquisitions and make payments on its capital stock. At December 31, 2023, there were $30.0 million of advances against this credit facility, with a weighted average interest rate of 5.33 percent. The Company repaid the outstanding balance on the revolving credit facility in January 2024.

The Company's committed short-term bank line financing at December 31, 2023 consisted of a one-year $50 million committed revolving credit facility with U.S. Bank N.A., which has been renewed annually in the fourth quarter of each year since 2008. Advances under this facility are secured by certain marketable securities. The interest rate is variable and based on the federal funds rate plus an applicable margin. The facility includes a covenant that requires the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital of $120 million, and the unpaid principal amount of all advances under this facility will be due on December 6, 2024. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis. At December 31, 2023, the Company had no advances against this line of credit.

NOTE 14 | LONG-TERM FINANCING
On October 15, 2019, the Company entered into a note purchase agreement with certain entities advised by Pacific Investment Management Company ("PIMCO"), under which the Company issued unsecured fixed rate senior notes ("Notes") in the amount of $175 million. The Notes consisted of two classes, Class A Notes and Class B Notes, with principal amounts of $50 million and $125 million, respectively. The Class A Notes were repaid in full by the Company upon maturity on October 15, 2021. The Class B Notes were repaid in full by the Company upon maturity on October 15, 2023.

Piper Sandler Companies | 90

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

NOTE 15 | LEASES
The Company leases office space throughout the U.S. and in a limited number of foreign countries where its international operations reside. Aggregate minimum lease payments on an undiscounted basis for the Company's operating leases and a reconciliation to accrued lease liabilities included on the consolidated statements of financial condition as of December 31, 2023 were as follows:

(Amounts in thousands)
2024	$25,292
2025	24,998
2026	22,839
2027	18,531
2028	10,021
Thereafter	20,832
Total operating lease payments	122,513
Less: Present value discount	(28,786)
Total accrued lease liabilities	$93,727

The following table summarizes the Company's operating lease costs and sublease income:

	Year Ended December 31,
(Amounts in millions)	2023	2022	2021
Operating lease costs	$21.9	$24.3	$20.7
Operating lease costs related to short-term leases	0.5	1.3	0.9
Sublease income	0.2	0.4	0.7

At December 31, 2023, the weighted average remaining lease term for operating leases was 5.5 years and the weighted average discount rate was 4.4 percent.

In December 2022, the Company entered into a lease agreement for its future corporate headquarters location in Minneapolis, Minnesota. As the Company anticipates taking possession of the space in 2025, no ROU lease asset or accrued lease liability is recorded in the consolidated statements of financial condition as of December 31, 2023. The Company's contractual rent commitment over the 15-year lease term is $53.1 million.

NOTE 16 | CONTINGENCIES, COMMITMENTS AND GUARANTEES
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

Piper Sandler Companies | 91

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The Company accrues for potential losses resulting from pending and potential legal actions, investigations and regulatory proceedings when such losses are probable and reasonably estimable. In many cases, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount or range of any potential loss, particularly where proceedings may be in relatively early stages or where plaintiffs are seeking substantial or indeterminate damages. Matters frequently need to develop before a probability of loss can be determined or range of loss can reasonably be estimated. Given uncertainties regarding the timing, scope, volume and outcome of pending and potential legal actions, investigations and regulatory proceedings and other factors, the amounts of accruals and ranges of reasonably possible losses are difficult to determine and of necessity subject to future revision. Subject to the foregoing, management of the Company believes, based on currently available information, after consultation with outside legal counsel and taking into account any prior accruals, that pending legal actions, investigations and regulatory proceedings will be resolved with no material adverse effect on the financial condition, results of operations or cash flows of the Company, except as described in the next paragraph.

The Securities and Exchange Commission ("SEC") and the Commodity Futures Trading Commission (the "CFTC") are conducting investigations of the Company regarding compliance with recordkeeping requirements for business-related communications sent over unapproved electronic messaging channels. The SEC and the CFTC have brought numerous enforcement actions relating to recordkeeping practices and are currently conducting numerous similar investigations of other broker dealers and registered investment advisors. The Company is cooperating with the investigations. The Company has engaged in settlement negotiations with the SEC and the CFTC to resolve these investigations and anticipates that the resolution will include the payment of civil money penalties. As of December 31, 2023, the Company accrued $20.0 million as estimated civil penalties related to these investigations, which are included in other operating expenses on the consolidated statements of operations for the year ended December 31, 2023.

If during any period a potential adverse contingency becomes probable or is resolved for an amount in excess of the established accrual, the results of operations and cash flows in that period and the financial condition as of the end of that period could be materially adversely affected. At December 31, 2023, the high end of the range of reasonably estimable losses in excess of amounts accrued was approximately $3.0 million. In addition, there can be no assurance that material losses will not be incurred from claims that have not yet been brought to the Company's attention or are not yet determined to be reasonably possible.

Litigation-related accrual activity included within other operating expenses was immaterial for the years ended December 31, 2022 and 2021.

Investment Commitments
As of December 31, 2023, the Company had commitments to invest $95.1 million in limited partnerships or limited liability companies that make direct or indirect equity or debt investments in companies.

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

Concentration of Credit Risk
The Company provides investment, capital-raising and related services to a diverse group of domestic and foreign customers, including governments, corporations, and institutional investors. The Company's exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To alleviate the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions.

Piper Sandler Companies | 92

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

NOTE 17 | SHAREHOLDERS' EQUITY
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

In 2023, the Company declared and paid quarterly cash dividends on its common stock, aggregating $2.40 per share, and a special cash dividend on its common stock related to fiscal year 2022 results of $1.25 per share. Total dividends paid, including accrued forfeitable dividends paid on restricted stock vestings, were $84.4 million for the year ended December 31, 2023.

In 2022, the Company declared and paid quarterly cash dividends on its common stock, aggregating $2.40 per share, and a special cash dividend on its common stock related to fiscal year 2021 results of $4.50 per share. Total dividends paid, including accrued forfeitable dividends paid on restricted stock vestings, were $107.5 million for the year ended December 31, 2022.

In 2021, the Company declared and paid quarterly cash dividends on its common stock, aggregating $1.95 per share, a special cash dividend on its common stock related to fiscal year 2020 results of $1.85 per share, and a special cash dividend on its common stock related to fiscal year 2021 results of $3.00 per share. Total dividends paid, including accrued forfeitable dividends paid on restricted stock vestings, were $99.4 million for the year ended December 31, 2021.

On February 2, 2024, the board of directors declared both a quarterly and a special cash dividend on its common stock of $0.60 and $1.00 per share, respectively, to be paid on March 15, 2024, to shareholders of record as of the close of business on March 4, 2024. The special cash dividend relates to the Company's fiscal year 2023 results.

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

The following table summarizes the repurchase programs authorized by the Company's board of directors:

Effective Date	Authorized Amount	Expiration Date	Remaining Authorization at December 31, 2023
May 6, 2022	$150.0 million	December 31, 2024	$138.2 million
January 1, 2022	$150.0 million	December 31, 2023	$—
January 1, 2020	$150.0 million	December 31, 2021	$—

Piper Sandler Companies | 93

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The following table summarizes the Company's repurchase activity:

	Year Ended December 31,
	2023	2022	2021
Shares repurchased pursuant to repurchase authorizations
Common shares repurchased	—	1,245,221	417,903
Aggregate purchase price (in millions)	$—	$161.8	$52.3
Average price per share	$—	$129.95	$125.03

Shares repurchased from employees related to employment tax obligations
Common shares repurchased	494,555	172,156	154,117
Aggregate purchase price (in millions)	$70.7	$25.5	$17.7
Average price per share	$142.92	$148.25	$114.53

Issuance of Shares
The Company issues common shares out of treasury stock as a result of employee restricted share vesting and exercise transactions as discussed in Note 19. During the years ended December 31, 2023, 2022 and 2021, the Company issued 2,013,046 shares, 953,293 shares and 918,024 shares, respectively, related to these obligations.

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

Ownership interests in entities held by parties other than the Company's common shareholders are presented as noncontrolling interests within shareholders' equity, separate from the Company's own equity. Revenues, expenses and net income or loss are reported on the consolidated statements of operations on a consolidated basis, which includes amounts attributable to both the Company's common shareholders and noncontrolling interests. Net income or loss is then allocated between the Company and noncontrolling interests based upon their relative ownership interests. Net income attributable to noncontrolling interests is deducted from consolidated net income to determine net income attributable to the Company. The Company does not have other comprehensive income or loss attributable to noncontrolling interests.

Piper Sandler Companies | 94

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

NOTE 18 | REVENUES AND BUSINESS INFORMATION
The Company's activities as an investment bank and institutional securities firm constitute a single business segment. The Company is organized as one reportable segment in order to maximize the value provided to clients by leveraging the diversified expertise and broad relationships of its experienced professionals across the Company. The substantial majority of the Company's net revenues and long-lived assets are located in the U.S.

Reportable financial results are as follows:

	Year Ended December 31,
(Amounts in thousands)	2023	2022	2021
Revenues
Investment banking:
Advisory services	$709,316	$776,428	$1,026,138
Corporate financing	131,077	125,342	362,797
Municipal financing	83,419	107,739	164,284
Total investment banking	923,812	1,009,509	1,553,219

Institutional brokerage:
Equity brokerage	209,512	210,314	154,067
Fixed income services	168,027	194,953	233,510
Total institutional brokerage	377,539	405,267	387,577

Interest income	26,723	20,365	6,967
Investment income/(loss)	30,039	(23)	94,032
Total revenues	1,358,113	1,435,118	2,041,795
Interest expense	10,146	9,480	10,734
Net revenues	1,347,967	1,425,638	2,031,061
Total non-interest expenses	1,225,381	1,291,269	1,589,549
Pre-tax income	$122,586	$134,369	$441,512

Pre-tax margin	9.1%	9.4%	21.7%

Piper Sandler Companies | 95

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

NOTE 19 | COMPENSATION PLANS
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

The following table provides a summary of the Company's outstanding equity awards (in shares or units, as applicable) as of December 31, 2023:

Restricted stock
Restricted stock related to compensation plans:
Annual grants	734,642
Sign-on grants	120,005
Inducement grants	61,806
2020 Inducement Plan grants	555,059
2022 Inducement Plan grants	126,608
Total restricted stock related to compensation plans	1,598,120

Restricted stock related to acquisitions (1)	995,802
Total restricted stock	2,593,922

Restricted stock units	181,193

Stock options	156,667
(1)Includes restricted stock with service conditions issued in conjunction with all acquisitions since January 1, 2020. See Note 4 for further discussion.

Incentive Plan
The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company's employees and directors for up to 10.9 million shares of common stock (1.9 million shares remained available for future issuance under the Incentive Plan as of December 31, 2023). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant's death, and at the discretion of the compensation committee of the Company's board of directors.

Restricted Stock Awards

Restricted stock grants are valued at the market price of the Company's common stock on the date of grant and are amortized over the requisite service period. The Company grants shares of restricted stock to employees as part of year-end compensation ("Annual Grants") and upon initial hiring or as a retention award ("Sign-on Grants" or "Inducement Grants").

Piper Sandler Companies | 96

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The Company's Annual Grants are made each year in February. Annual Grants vest ratably over three years in equal installments. The Annual Grants provide for continued vesting after termination of employment, so long as the employee does not violate certain post-termination restrictions set forth in the award agreement or any agreements entered into upon termination. The Company determined the service inception date precedes the grant date for the Annual Grants, and that the post-termination restrictions do not meet the criteria for an in-substance service condition, as defined by ASC 718. Accordingly, restricted stock granted as part of the Annual Grants is expensed in the one-year period in which those awards are deemed to be earned, which is generally the calendar year preceding the February grant date. For example, the Company recognized compensation expense during fiscal year 2023 for its February 2024 Annual Grant. If an equity award related to the Annual Grants is forfeited as a result of violating the post-termination restrictions, the lower of the fair value of the award at grant date or the fair value of the award at the date of forfeiture is recorded within the consolidated statements of operations as a reversal of compensation expense.

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

Piper Sandler Companies | 97

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The fair value of the performance condition portion of the award was based on the closing price of the Company's common stock on the grant date. If the Company determines that it is probable that the performance condition will be achieved, compensation expense is amortized on a straight-line basis over the 36-month performance period. The Company reevaluates achievement of the performance condition by grant year each reporting period with changes in estimated outcomes accounted for using a cumulative effect adjustment to compensation expense. Compensation expense will be recognized only if the performance condition is met. Employees forfeit unvested restricted stock units upon termination of employment with a corresponding reversal of compensation expense. As of December 31, 2023, the expected payout leverage for the performance condition portion of the award by grant year is as follows:

Grant Year	Expected Payout Leverage
2023	47%
2022	—%
2021	75%

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

Piper Sandler Companies | 98

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

The Company established the 2020 Inducement Plan in conjunction with its acquisition of SOP Holdings, LLC and its subsidiaries, including Sandler O'Neill & Partners, L.P. (collectively, "Sandler O'Neill"). On January 3, 2020, the Company granted $96.9 million (1,217,423 shares) in restricted stock. These restricted shares have both cliff and graded vesting terms with vesting periods of 18 months, three years or five years (with a weighted average service period of 3.7 years). On April 3, 2020, the Company granted $5.5 million (114,000 shares) in restricted stock under the 2020 Inducement Plan in conjunction with its acquisition of The Valence Group ("Valence"). These restricted shares are subject to graded vesting, generally beginning on the third anniversary of the grant date through April 3, 2025. On December 31, 2020, the Company granted $2.9 million (29,194 shares) in restricted stock under the 2020 Inducement Plan in conjunction with its acquisition of TRS Advisors LLC ("TRS"). These restricted shares were subject to ratable vesting through December 31, 2023.

The Company established the 2022 Inducement Plan in conjunction with its acquisition of DBO Partners. On October 7, 2022, the Company granted $17.4 million (161,030 shares) in restricted stock. These restricted shares are generally subject to ratable vesting over a five-year vesting period.

Stock-Based Compensation Activity
The following table summarizes the Company's stock-based compensation activity:

	Year Ended December 31,
(Amounts in millions)	2023	2022	2021
Stock-based compensation expense	$92.3	$129.9	$170.1
Forfeitures	1.9	1.5	1.6
Tax benefit related to stock-based compensation expense	17.9	17.5	23.8

Piper Sandler Companies | 99

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The following table summarizes the changes in the Company's unvested restricted stock:

	Unvested	Weighted Average
	Restricted Stock	Grant Date
	(in Shares)	Fair Value
December 31, 2020	4,312,557	$74.99
Granted	353,753	108.21
Vested	(850,355)	81.29
Canceled	(20,743)	90.27
December 31, 2021	3,795,212	$76.59
Granted	1,330,471	131.69
Vested	(890,629)	82.95
Canceled	(15,228)	129.10
December 31, 2022	4,219,826	$92.43
Granted	336,093	153.89
Vested	(1,932,950)	85.62
Canceled	(29,047)	144.34
December 31, 2023	2,593,922	$104.89

The fair value of restricted stock that vested during the years ended December 31, 2023, 2022 and 2021 was $165.5 million, $73.9 million and $69.1 million, respectively.

The following table summarizes the changes in the Company's unvested restricted stock units:

	Unvested	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
December 31, 2020	146,048	$85.60
Granted	62,569	103.69
Vested	(50,224)	92.93
Canceled	—	—
December 31, 2021	158,393	$90.43
Granted	69,693	148.90
Vested	(39,758)	75.78
Canceled	—	—
December 31, 2022	188,328	$115.16
Granted	48,931	177.75
Vested	(56,066)	86.01
Canceled	—	—
December 31, 2023	181,193	$141.08
As of December 31, 2023, there was $93.8 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 2.9 years.

Piper Sandler Companies | 100

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The following table summarizes the changes in the Company's outstanding stock options:

			Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
December 31, 2020	81,667	$99.00	7.1	$155,167
Granted	—	—
Exercised	—	—
Canceled	—	—
Expired	—	—
December 31, 2021	81,667	$99.00	6.1	$6,493,343
Granted	—	—
Exercised	—	—
Canceled	—	—
Expired	—	—
December 31, 2022	81,667	$99.00	5.1	$2,547,194
Granted	75,000	170.76
Exercised	—	—
Canceled	—	—
Expired	—	—
December 31, 2023	156,667	$133.35	6.5	$6,504,325

Options exercisable at:
December 31, 2021	27,222	$99.00	6.1	$2,164,421
December 31, 2022	54,444	$99.00	5.1	$1,698,108
December 31, 2023	81,667	$99.00	4.1	$6,196,075

As of December 31, 2023, there was $2.9 million of unrecognized compensation cost related to stock options expected to be recognized over a weighted average period of 4.1 years.

The Company has a policy of issuing shares out of treasury (to the extent available) to satisfy share option exercises and restricted stock vesting. The Company expects to withhold approximately 0.3 million shares from employee equity awards vesting in 2024, related to employee individual income tax withholding obligations on restricted stock vesting. For accounting purposes, withholding shares to cover employees' tax obligations is deemed to be a repurchase of shares by the Company.

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

Piper Sandler Companies | 101

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The Company recorded compensation expense of $75.4 million, $104.7 million and $127.3 million for the years ended December 31, 2023, 2022 and 2021, respectively, related to employee MFRS Awards, less forfeitures. Forfeitures were $1.3 million, $3.1 million and $3.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Nonqualified Deferred Compensation Plan
The nonqualified deferred compensation plan is an unfunded plan which allows certain highly compensated employees, at their election, to defer a portion of their compensation. This plan was closed to future deferral elections by participants for performance periods beginning after December 31, 2017. The amounts deferred under this plan are held in a grantor trust. The Company invests, as a principal, in investments to economically hedge its obligation under the nonqualified deferred compensation plan. The investments in the grantor trust consist of mutual funds which are categorized as Level I in the fair value hierarchy. These investments totaled $18.6 million and $15.9 million as of December 31, 2023 and 2022, respectively, and are included in investments on the consolidated statements of financial condition. A corresponding deferred compensation liability is included in accrued compensation on the consolidated statements of financial condition. The compensation deferred by the employees was expensed in the period earned. Changes in the fair value of the investments made by the Company are reported in investment income and changes in the corresponding deferred compensation liability are reflected as compensation and benefits expense on the consolidated statements of operations.

Acquisition-Related Compensation Arrangements
In conjunction with the 2020 acquisition of Valence, additional cash was available to be earned by certain employees if a revenue threshold was exceeded during the three-year post-acquisition period (the "Valence Earnout"). The Company paid $10.0 million related to the Valence Earnout in 2023. Amounts payable were recorded as compensation expense on the consolidated statements of operations over the requisite service period. The Company recorded $2.2 million and $11.2 million in compensation expense related to the Valence Earnout for the years ended December 31, 2023 and 2021, respectively, and a $3.4 million reversal of compensation expense for the year ended December 31, 2022.

In conjunction with the 2020 acquisition of TRS, additional cash of $7.0 million may be earned by certain employees if a revenue threshold is exceeded during the three-year post-acquisition period to the extent they are employed by the Company at the time of payment (the "TRS Earnout"). Amounts estimated to be payable, if any, are recorded as compensation expense on the consolidated statements of operations over the requisite service period, and will be paid by April 3, 2024. As of December 31, 2023, the Company expects the maximum amount of $7.0 million will be earned and has accrued $6.5 million related to this additional cash payment. The Company recorded $2.2 million, $2.1 million and $2.2 million in compensation expense related to the TRS Earnout for the years ended December 31, 2023, 2022 and 2021, respectively.

In conjunction with the 2019 acquisition of Weeden & Co., the Company entered into acquisition-related compensation arrangements with certain Weeden & Co. equity owners, a portion of whom are now employees of the Company. Additional cash of up to $31.5 million was available to be earned if a net revenue target was achieved during the period from January 1, 2020 to June 30, 2021 (the "Weeden Earnout"). The Company paid $31.5 million related to the Weeden Earnout in 2021. Amounts payable to employees were recorded as compensation expense on the consolidated statements of operations over the requisite service period. Amounts payable to non-employee equity holders were recorded as a liability as of the acquisition date and adjusted through the statement of operations for any changes after the acquisition date. The Company recorded $6.5 million in non-interest expenses related to the Weeden Earnout for the year ended December 31, 2021.

The Company also granted restricted cash in conjunction with the acquisitions of Sandler O'Neill and Weeden & Co. for retention purposes. The restricted cash awards were amortized as compensation expense on a straight-line basis over each respective vesting period. The restricted cash of $17.0 million related to the acquisition of Sandler O'Neill vested and was paid in 2021. The restricted cash of $10.1 million related to the acquisition of Weeden & Co. was subject to graded vesting, beginning on the third anniversary of the grant date through August 2, 2023. The final payment was made in 2023.

Piper Sandler Companies | 102

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

NOTE 20 | EMPLOYEE BENEFIT PLANS
The Company has various employee benefit plans, and substantially all employees are covered by at least one plan. The plans include health and welfare plans and a tax-qualified retirement plan (the "Retirement Plan"). During the years ended December 31, 2023, 2022 and 2021, the Company incurred employee benefits expenses of $35.9 million, $33.8 million and $35.9 million, respectively.

Health and Welfare Plans
Company employees who meet certain work schedule and service requirements are eligible to participate in the Company's health and welfare plans. The Company subsidizes the cost of coverage for employees. The health plans contain cost-sharing features such as deductibles and coinsurance.

The Company is self-insured for losses related to health claims, although it obtains third-party stop loss insurance coverage on both an individual and a group plan basis. Self-insured liabilities are based on a number of factors, including historical claims experience, an estimate of claims incurred but not reported and valuations provided by third-party actuaries. For the years ended December 31, 2023, 2022 and 2021, the Company recognized expense of $20.9 million, $19.7 million and $20.0 million, respectively, in compensation and benefits expense on the consolidated statements of operations related to its health plans.

Retirement Plan
The Retirement Plan is a defined contribution retirement savings plan. The defined contribution retirement savings plan allows qualified employees, at their option, to make contributions through salary deductions under Section 401(k) of the Internal Revenue Code. Employee contributions are 100 percent matched by the Company to a maximum of six percent of recognized compensation up to the social security taxable wage base. The Retirement Plan also provides for a discretionary profit sharing contribution by the Company. Payment and amount of the profit sharing contribution are determined annually on a discretionary basis. For the years ended December 31, 2023 and 2022, the Company did not make a profit sharing contribution. For the year ended December 31, 2021, the Company contributed two percent of recognized compensation up to the social security taxable wage base for each eligible employee related to the profit sharing contribution. Although the Company's matching and profit sharing contributions vest immediately, a participant must be employed on December 31 to receive that year's employer contributions.

NOTE 21 | RESTRUCTURING AND INTEGRATION COSTS
The Company incurred the following restructuring and integration costs:

	Year Ended December 31,
(Amounts in thousands)	2023	2022	2021
Severance, benefits and outplacement	$6,658	$652	$317
Vacated leased office space	896	5,616	3,404
Contract termination	109	—	—
Total restructuring costs	7,663	6,268	3,721
Integration costs	86	5,172	1,003
Total restructuring and integration costs	$7,749	$11,440	$4,724

Piper Sandler Companies | 103

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

NOTE 22 | INCOME TAXES
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

The components of income tax expense are as follows:

	Year Ended December 31,
(Amounts in thousands)	2023	2022	2021
Current
Federal	$3,988	$44,769	$124,389
State	5,292	19,237	36,793
Foreign	684	2,390	3,818
Total current	9,964	66,396	165,000

Deferred
Federal	11,856	(20,500)	(41,980)
State	1,546	(9,207)	(10,874)
Foreign	247	(3,500)	(1,002)
Total deferred	13,649	(33,207)	(53,856)

Total income tax expense	$23,613	$33,189	$111,144

A reconciliation of federal income taxes at statutory rates to the Company's effective tax rates is as follows:

	Year Ended December 31,
(Amounts in thousands)	2023	2022	2021
Federal income tax expense at statutory rates	$25,743	$28,218	$92,718
Increase/(decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	7,994	7,501	19,020
Net tax-exempt interest income	(1,613)	(1,449)	(754)
Foreign jurisdictions tax rate differential	993	1,152	978
Non-deductible compensation	3,645	4,602	9,013
Change in valuation allowance	(159)	(4,935)	49
Vestings of stock awards	(13,714)	(5,646)	(2,732)
Income/(loss) attributable to noncontrolling interests	(2,831)	1,994	(10,889)
Other, net	3,555	1,752	3,741
Total income tax expense	$23,613	$33,189	$111,144

In accordance with ASC 740, U.S. income taxes are not provided on undistributed earnings of international subsidiaries that are permanently reinvested. As of December 31, 2023, no deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of the Company's foreign earnings to the U.S.

Piper Sandler Companies | 104

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Deferred income tax assets and liabilities reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for the same items for income tax reporting purposes. The net deferred income tax assets consisted of the following items:

	December 31,	December 31,
(Amounts in thousands)	2023	2022
Deferred tax assets
Deferred compensation	$131,791	$141,160
Accrued lease liabilities	21,850	25,428
Goodwill tax basis in excess of book basis	43,630	47,463
Net operating loss carryforwards	1,301	3,659
Liabilities/accruals not currently deductible	5,616	2,667
Other	5,336	6,781
Total deferred tax assets	209,524	227,158
Valuation allowance	—	(159)
Deferred tax assets after valuation allowance	209,524	226,999

Deferred tax liabilities
Right-of-use lease assets	16,055	20,010
Unrealized gains on firm investments	5,318	5,532
Fixed assets	8,451	9,891
Other	493	564
Total deferred tax liabilities	30,317	35,997

Net deferred tax assets	$179,207	$191,002

The realization of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. The Company believes that its future tax profits will be sufficient to recognize its deferred tax assets.

Piper Sandler Companies | 105

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The Company accounts for unrecognized tax benefits in accordance with the provisions of ASC 740, which requires tax reserves to be recorded for uncertain tax positions on the consolidated statements of financial condition. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Amounts in thousands)
Balance at December 31, 2020	$104
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	1,743
Reductions for tax positions of prior years	(38)
Settlements	(66)
Balance at December 31, 2021	$1,743
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	408
Reductions for tax positions of prior years	—
Settlements	—
Balance at December 31, 2022	$2,151
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(42)
Settlements	(305)
Balance at December 31, 2023	$1,804

As of December 31, 2023 and 2022, $1.8 million and $2.2 million, respectively, of the Company's unrecognized tax benefits included above would impact the annual effective rate, if recognized.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. The Company had $0.4 million, $0.4 million and $0.3 million accrued related to the payment of interest and penalties at December 31, 2023, 2022 and 2021, respectively. The Company or one of its subsidiaries files income tax returns with the various states and foreign jurisdictions in which the Company operates. The Company is not subject to examination by U.S. federal tax authorities for years before 2020 and is not subject to examination by state and local or non-U.S. tax authorities for taxable years before 2018. The Company anticipates the majority of its uncertain income tax positions will be resolved within the next twelve months.

Piper Sandler Companies | 106

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

NOTE 23 | EARNINGS PER SHARE
Basic earnings per common share is computed by dividing net income attributable to Piper Sandler Companies by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive stock options, restricted stock units and restricted shares. The Company uses the treasury stock method to calculate diluted earnings per common share.

The computation of EPS is as follows:

	Year Ended December 31,
(Amounts in thousands, except per share data)	2023	2022	2021
Net income attributable to Piper Sandler Companies	$85,491	$110,674	$278,514

Shares for basic and diluted calculations
Average shares used in basic computation	14,958	13,982	14,265
Stock options	25	16	14
Restricted stock units	163	196	187
Restricted shares	2,079	2,771	2,488
Average shares used in diluted computation	17,224	16,965	16,955

Earnings per common share
Basic	$5.72	$7.92	$19.52
Diluted	$4.96	$6.52	$16.43

The anti-dilutive effects from stock options and restricted shares were immaterial for the years ended December 31, 2023, 2022 and 2021.

NOTE 24 | NET CAPITAL REQUIREMENTS AND OTHER REGULATORY MATTERS
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

At December 31, 2023, net capital calculated under the SEC rule was $247.9 million, and exceeded the minimum net capital required under the SEC rule by $246.9 million.

The Company's committed line and revolving credit facility include covenants requiring Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million. The Company's fully disclosed clearing agreement with Pershing includes a covenant requiring Piper Sandler & Co. to maintain excess net capital of $120 million.

Piper Sandler Ltd., a broker dealer subsidiary registered in the U.K., is subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority. As of December 31, 2023, Piper Sandler Ltd. was in compliance with the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority.

Piper Sandler Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At December 31, 2023, Piper Sandler Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Piper Sandler Companies | 107

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

NOTE 25 | PARENT COMPANY ONLY AND PSLS
Parent Company Only
Condensed Statements of Financial Condition

	December 31,	December 31,
(Amounts in thousands)	2023	2022
Assets
Cash and cash equivalents	$100	$200
Investment in and advances to subsidiaries	1,147,090	1,221,123
Other assets	14,346	10,435
Total assets	$1,161,536	$1,231,758

Liabilities and Shareholders' Equity
Short-term financing	$30,000	$—
Long-term financing	—	125,000
Accrued compensation	42,698	48,414
Other liabilities and accrued expenses	3,340	4,271
Total liabilities	76,038	177,685

Shareholders' equity	1,085,498	1,054,073

Total liabilities and shareholders' equity	$1,161,536	$1,231,758

Piper Sandler Companies | 108

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Condensed Statements of Operations

	Year Ended December 31,
(Amounts in thousands)	2023	2022	2021
Revenues
Dividends from subsidiaries	$118,934	$172,383	$74,456
Interest income	917	1,235	508
Investment income/(loss)	1,823	(3,461)	2,723
Total revenues	121,674	170,157	77,687
Interest expense	6,083	6,759	8,606
Net revenues	115,591	163,398	69,081
Total non-interest expenses	6,319	4,497	7,522
Income before income tax expense and equity in income of subsidiaries	109,272	158,901	61,559
Income tax expense	28,957	41,050	15,636
Income of parent company	80,315	117,851	45,923
Equity in undistributed/(distributed in excess of) income of subsidiaries	5,176	(7,177)	232,591
Net income attributable to Piper Sandler Companies	$85,491	$110,674	$278,514

Condensed Statements of Cash Flows

	Year Ended December 31,
(Amounts in thousands)	2023	2022	2021
Operating Activities
Net income	$85,491	$110,674	$278,514
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	1,168	941	1,019
Equity distributed in excess of/(in undistributed) income of subsidiaries	(5,176)	7,177	(232,591)
Net cash provided by operating activities	81,483	118,792	46,942

Financing Activities
Net change in short-term financing	30,000	—	—
Repayment of long-term financing	(125,000)	—	(70,000)
Advances from subsidiaries	168,541	176,070	192,309
Payment of cash dividend	(84,444)	(107,528)	(99,350)
Repurchase of common stock	(70,680)	(187,334)	(69,901)
Net cash used in financing activities	(81,583)	(118,792)	(46,942)

Net change in cash and cash equivalents	(100)	—	—

Cash and cash equivalents at beginning of year	200	200	200
Cash and cash equivalents at end of year	$100	$200	$200

Piper Sandler Companies | 109

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

PSLS
Condensed Statements of Financial Condition

	December 31,	December 31,
(Amounts in thousands)	2023	2022
Assets
Cash and cash equivalents	$5,810	$4,362
Right-of-use lease assets	102	514
Fee receivables	1,329	1,392
Prepaid expenses	46	115
Other assets	910	807
Total assets	$8,197	$7,190

Liabilities and Shareholder's Equity
Accrued compensation	$1,818	$2,998
Accrued lease liabilities	102	514
Other liabilities and accrued expenses	1,443	373
Total liabilities	3,363	3,885

Shareholder's equity	4,834	3,305

Total liabilities and shareholder's equity	$8,197	$7,190

Piper Sandler Companies | 110

Piper Sandler Companies
Supplementary Data — Quarterly Information (unaudited)

	2023 Fiscal Quarter
(Amounts in thousands, except per share data)	First	Second	Third	Fourth
Total revenues	$300,544	$291,331	$292,031	$474,207
Interest expense	2,639	2,605	2,546	2,356
Net revenues	297,905	288,726	289,485	471,851
Total non-interest expenses	272,096	274,345	292,935	386,005
Income/(loss) before income tax expense/(benefit)	25,809	14,381	(3,450)	85,846
Income tax expense/(benefit)	(7,637)	(250)	10,227	21,273
Net income/(loss)	33,446	14,631	(13,677)	64,573
Net income/(loss) attributable to noncontrolling interests	7,812	10,677	(17,555)	12,548
Net income attributable to Piper Sandler Companies	$25,634	$3,954	$3,878	$52,025

Earnings per common share
Basic	$1.77	$0.26	$0.26	$3.44
Diluted	$1.49	$0.23	$0.22	$3.00

Dividends declared per common share	$1.85	$0.60	$0.60	$0.60

Weighted average number of common shares outstanding
Basic	14,507	15,066	15,105	15,143
Diluted	17,182	17,084	17,256	17,367

	2022 Fiscal Quarter
(Amounts in thousands, except per share data)	First	Second	Third	Fourth
Total revenues	$352,846	$354,546	$334,402	$393,324
Interest expense	2,201	2,355	2,649	2,275
Net revenues	350,645	352,191	331,753	391,049
Total non-interest expenses	315,008	315,031	312,851	348,379
Income before income tax expense	35,637	37,160	18,902	42,670
Income tax expense	10,979	9,385	8,169	4,656
Net income	24,658	27,775	10,733	38,014
Net income/(loss) attributable to noncontrolling interests	(11,993)	6,385	(3,799)	(87)
Net income attributable to Piper Sandler Companies	$36,651	$21,390	$14,532	$38,101

Earnings per common share
Basic	$2.53	$1.53	$1.05	$2.79
Diluted	$2.12	$1.26	$0.87	$2.25

Dividends declared per common share	$5.10	$0.60	$0.60	$0.60

Weighted average number of common shares outstanding
Basic	14,481	14,018	13,775	13,663
Diluted	17,294	16,920	16,733	16,925

Piper Sandler Companies | 111

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

During the fourth quarter of our fiscal year ended December 31, 2023, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting and the attestation report of our independent registered public accounting firm on management's assessment of internal control over financial reporting are included in Part II, Item 8 of this Form 10-K entitled "Financial Statements and Supplementary Data" and are incorporated herein by reference.

Item 9B. Other Information.
During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Piper Sandler Companies | 112

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information regarding our executive officers included in Part I, Item 1 of this Form 10-K under the caption "Information About our Executive Officers" is incorporated herein by reference. The information in the definitive proxy statement for our 2024 annual meeting of shareholders to be held on May 23, 2024, under the captions "Proposal One — Election of Directors," "Information Regarding the Board of Directors and Corporate Governance — Committees of the Board — Audit Committee," "Information Regarding the Board of Directors and Corporate Governance — Codes of Ethics and Business Conduct" and "Delinquent Section 16(a) Reports" is incorporated herein by reference.

Item 11. Executive Compensation.
The information in the definitive proxy statement for our 2024 annual meeting of shareholders to be held on May 23, 2024, under the captions "Executive Compensation," "Certain Relationships and Related Transactions — Compensation Committee Interlocks and Insider Participation," "Information Regarding the Board of Directors and Corporate Governance — Compensation Program for Non-Employee Directors" and "Information Regarding the Board of Directors and Corporate Governance — Non-Employee Director Compensation for 2023" is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information in the definitive proxy statement for our 2024 annual meeting of shareholders to be held on May 23, 2024, under the captions "Security Ownership — Beneficial Ownership of Directors, Nominees and Executive Officers," "Security Ownership — Beneficial Owners of More than Five Percent of Our Common Stock," "Executive Compensation — Outstanding Equity Awards at Fiscal Year-End" and "Executive Compensation — Equity Compensation Plan Information" is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information in the definitive proxy statement for our 2024 annual meeting of shareholders to be held on May 23, 2024, under the captions "Information Regarding the Board of Directors and Corporate Governance — Director Independence," "Certain Relationships and Related Transactions — Transactions with Related Persons" and "Certain Relationships and Related Transactions — Review and Approval of Transactions with Related Persons" is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
The information in the definitive proxy statement for our 2024 annual meeting of shareholders to be held on May 23, 2024, under the captions "Audit Committee Report and Payment of Fees to Our Independent Auditor — Auditor Fees" and "Audit Committee Report and Payment of Fees to Our Independent Auditor — Auditor Services Pre-Approval Policy" is incorporated herein by reference.

Piper Sandler Companies | 113

PART IV

Item 15. Exhibit and Financial Statement Schedules.
(a)(1)    FINANCIAL STATEMENTS.
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

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed May 18, 2023).
3.2	Amended and Restated Bylaws (as of February 9, 2023) (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed February 10, 2023).
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

10.3
Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (as amended and restated May 17, 2023) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed May 18, 2023). †

10.4
Form of Performance Share Unit Agreement for 2019 Leadership Team Grants under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed February 26, 2019). †

10.5
Form of Performance Share Unit Agreement for 2020 Leadership Team Grants under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed February 28, 2020). †

10.6
Form of Performance Share Unit Agreement for 2021 Leadership Team Grants under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed February 25, 2021). †

Piper Sandler Companies | 114

Number	Description
10.7
Form of Performance Share Unit Agreement for 2022 Leadership Team Grants under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed February 25, 2022). †

10.8
Form of Performance Share Unit Agreement for 2023 Leadership Team Grants under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed February 24, 2023). †

10.9	Form of Performance Share Unit Agreement for 2024 Leadership Team Grants under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan. †*
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
10.13
Amended and Restated Credit Agreement, dated December 20, 2022, by and between Piper Sandler Companies and U.S. Bank National Association (as conformed through the Second Amendment to Amended and Restated Credit Agreement, dated December 8, 2023). *

10.14
Amended and Restated Loan Agreement, dated December 28, 2012, between Piper Sandler & Co. and U.S. Bank National Association (as conformed through the Tenth Amendment to Amended and Restated Loan Agreement, dated December 9, 2022) (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed February 24, 2023).

10.15	Eleventh Amendment to Amended and Restated Loan Agreement, dated December 8, 2023, by and between Piper Sandler & Co. and U.S. Bank National Association. *
10.16
Piper Sandler Companies Amended and Restated Mutual Fund Restricted Share Investment Plan, effective as of November 16, 2022 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed February 24, 2023). †

10.17
Form of Non-Qualified Stock Option Agreement for 2018 Promotional Grants under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed February 9, 2018). †

10.18
Form of Non-Qualified Stock Option Agreement for 2023 Special Grant under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed February 10, 2023). †

10.19
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for Employee Grants in 2019 (related to performance in 2018) under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed February 26, 2019). †

10.20
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for Employee Grants in 2020 (related to performance in 2019) under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed February 28, 2020). †

10.21
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for Employee Grants in 2021 (related to performance in 2020) under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed February 25, 2021). †

10.22
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for Employee Grants in 2022 (related to performance in 2021) under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed February 25, 2022). †

10.23
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for Employee Grants in 2023 (related to performance in 2022) under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed February 24, 2023). †

Piper Sandler Companies | 115

Number	Description
10.24
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for Employee Grants in 2024 (related to performance in 2023) under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan. †*

10.25	Piper Sandler Companies 2019 Employment Inducement Award Plan (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8, filed March 13, 2019). †
10.26
Form of Restricted Stock Agreement for Grants under the Piper Sandler Companies 2019 Employment Inducement Award Plan (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8, filed March 13, 2019). †

10.27
Letter Agreement, dated July 8, 2019, by and between Piper Sandler Companies and Jonathan J. Doyle (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 6, 2020). †

10.28
Amendment Letter, dated March 10, 2021, by and between Piper Sandler Companies and Jonathan J. Doyle (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2021, filed May 6, 2021). †

10.29
Equity Consideration Restricted Stock Agreement, dated July 9, 2019, by and between Piper Sandler Companies and Jonathan J. Doyle (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed February 28, 2020). †

10.30	Piper Sandler Companies 2020 Employment Inducement Award Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed November 29, 2019). †
10.31
Form of Restricted Stock Agreement for Grants under the Piper Sandler Companies 2020 Employment Inducement Award Plan (18-Month Cliff Vesting) (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed November 29, 2019). †

10.32
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

10.34	Piper Sandler Companies 2022 Employment Inducement Award Plan (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8, filed September 23, 2022). †
10.35
Letter Agreement, dated August 8, 2023, by and between Piper Sandler Companies and Katherine P. Clune (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed September 12, 2023). †

21.1	Subsidiaries of Piper Sandler Companies *
23.1	Consent of Ernst & Young LLP *
24.1	Power of Attorney *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. *
32.1	Section 1350 Certifications. **
97.1	Piper Sandler Companies Incentive Compensation Recovery Policy for Accounting Restatements. *
101
The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. *

104	The cover page from our Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL and included in Exhibit 101. *
#    The Company hereby agrees to furnish supplementally to the Commission upon request any omitted exhibit or schedule.
†    This exhibit is a management contract or compensatory plan or agreement.
*    Filed herewith.
**    This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Item 16. Form 10-K Summary.
None.
Piper Sandler Companies | 116

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2024.

PIPER SANDLER COMPANIES

By	/s/ Chad R. Abraham
Name	Chad R. Abraham
Its	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2024.

SIGNATURE	TITLE

/s/ Chad R. Abraham	Chairman and Chief Executive Officer
Chad R. Abraham	(Principal Executive Officer)

/s/ Katherine P. Clune	Chief Financial Officer
Katherine P. Clune	(Principal Financial and Accounting Officer)

/s/ Jonathan J. Doyle	Director
Jonathan J. Doyle

/s/ William R. Fitzgerald	Director
William R. Fitzgerald

/s/ Victoria M. Holt	Director
Victoria M. Holt

/s/ Robbin Mitchell	Director
Robbin Mitchell

/s/ Thomas S. Schreier Jr.	Director
Thomas S. Schreier Jr.

/s/ Sherry M. Smith	Director
Sherry M. Smith

/s/ Philip E. Soran	Director
Philip E. Soran

/s/ Brian R. Sterling	Director
Brian R. Sterling

/s/ Scott C. Taylor	Director
Scott C. Taylor

Piper Sandler Companies | 117