Form 10-Q
period 2024-03-31
PIPER SANDLER COMPANIES
filed 2024-05-07
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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
Yes  ☐ No  ☑
As of April 30, 2024, the registrant had 17,699,038 shares of Common Stock outstanding.

Part I. Financial Information
Part II. Other Information
Piper Sandler Companies | 2

Part I. Financial Information
Item 1. Financial Statements.

Piper Sandler Companies | 3

Piper Sandler Companies
Consolidated Statements of Financial Condition

	March 31,	December 31,
	2024	2023
(Amounts in thousands, except share data)	(Unaudited)
Assets
Cash and cash equivalents	$69,958	$383,098
Receivables from brokers, dealers and clearing organizations	176,398	212,004

Financial instruments and other inventory positions owned:
Financial instruments and other inventory positions owned	118,753	341,780
Financial instruments and other inventory positions owned and pledged as collateral	323,474	92,777
Total financial instruments and other inventory positions owned	442,227	434,557

Investments (including noncontrolling interests of $234,167 and $211,096, respectively)	325,435	298,048
Fixed assets (net of accumulated depreciation and amortization of $95,534 and $91,378, respectively)	57,744	60,770
Right-of-use lease assets	67,335	69,387
Goodwill	301,760	301,760
Intangible assets (net of accumulated amortization of $152,848 and $150,487, respectively)	113,836	116,197
Net deferred income tax assets	138,519	179,207
Other assets	129,241	85,955
Total assets	$1,822,453	$2,140,983

Liabilities and Shareholders' Equity
Short-term financing	$—	$30,000
Payables to brokers, dealers and clearing organizations	3,383	979
Financial instruments and other inventory positions sold, but not yet purchased	158,245	148,980
Accrued compensation	160,741	486,145
Accrued lease liabilities	91,485	93,727
Other liabilities and accrued expenses	83,569	81,679
Total liabilities	497,423	841,510

Shareholders' equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at March 31, 2024 and December 31, 2023;
Shares issued: 19,553,656 at March 31, 2024 and 19,553,101 at December 31, 2023;
Shares outstanding: 15,642,422 at March 31, 2024 and 15,200,149 at December 31, 2023	195	195
Additional paid-in capital	987,195	988,136
Retained earnings	461,191	454,358
Less: Common stock held in treasury, at cost: 3,911,234 shares at March 31, 2024 and 4,352,952 shares at December 31, 2023	(347,156)	(356,297)
Accumulated other comprehensive loss	(850)	(894)
Total common shareholders' equity	1,100,575	1,085,498
Noncontrolling interests	224,455	213,975
Total shareholders' equity	1,325,030	1,299,473

Total liabilities and shareholders' equity	$1,822,453	$2,140,983
See Notes to the Consolidated Financial Statements
Piper Sandler Companies | 4

Piper Sandler Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2024	2023
Revenues
Investment banking	$230,523	$184,404
Institutional brokerage	91,442	96,313
Interest income	8,306	8,712
Investment income	14,168	11,115
Total revenues	344,439	300,544
Interest expense	1,383	2,639
Net revenues	343,056	297,905

Non-interest expenses
Compensation and benefits	222,446	199,394
Outside services	12,422	12,126
Occupancy and equipment	16,036	15,728
Communications	13,229	14,311
Marketing and business development	10,763	10,052
Deal-related expenses	6,387	6,014
Trade execution and clearance	4,866	4,914
Intangible asset amortization	2,361	4,904
Other operating expenses	2,124	4,653
Total non-interest expenses	290,634	272,096

Income before income tax expense/(benefit)	52,422	25,809
Income tax expense/(benefit)	2,844	(7,637)
Net income	49,578	33,446
Net income attributable to noncontrolling interests	7,085	7,812
Net income attributable to Piper Sandler Companies	$42,493	$25,634

Earnings per common share
Basic	$2.74	$1.77
Diluted	$2.43	$1.49

Dividends declared per common share	$1.60	$1.85

Weighted average number of common shares outstanding
Basic	15,499	14,507
Diluted	17,504	17,182

See Notes to the Consolidated Financial Statements
Piper Sandler Companies | 5

Piper Sandler Companies
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands)	2024	2023
Net income	$49,578	$33,446
Other comprehensive income, net of tax — Foreign currency translation adjustment	44	955
Comprehensive income	49,622	34,401
Comprehensive income attributable to noncontrolling interests	7,085	7,812
Comprehensive income attributable to Piper Sandler Companies	$42,537	$26,589

See Notes to the Consolidated Financial Statements

Piper Sandler Companies | 6

Piper Sandler Companies
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

						Accumulated	Total
	Common		Additional			Other	Common		Total
(Amounts in thousands,	Shares	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
except share amounts)	Outstanding	Stock	Capital	Earnings	Stock	Loss	Equity	Interests	Equity
Balance at December 31, 2023	15,200,149	$195	$988,136	$454,358	$(356,297)	$(894)	$1,085,498	$213,975	$1,299,473
Net income	—	—	—	42,493	—	—	42,493	7,085	49,578
Dividends	—	—	—	(35,660)	—	—	(35,660)	—	(35,660)
Amortization/issuance of restricted stock (1)	—	—	60,185	—	—	—	60,185	—	60,185
Issuance of treasury shares for restricted stock vestings	730,695	—	(61,232)	—	61,232	—	—	—	—
Repurchase of common stock from employees	(288,977)	—	—	—	(52,091)	—	(52,091)	—	(52,091)
Shares reserved/issued for director compensation	555	—	106	—	—	—	106	—	106
Other comprehensive income	—	—	—	—	—	44	44	—	44
Fund capital contributions, net	—	—	—	—	—	—	—	3,395	3,395
Balance at March 31, 2024	15,642,422	$195	$987,195	$461,191	$(347,156)	$(850)	$1,100,575	$224,455	$1,325,030

Balance at December 31, 2022	13,673,064	$195	$1,044,719	$453,311	$(441,653)	$(2,499)	$1,054,073	$199,955	$1,254,028
Net income	—	—	—	25,634	—	—	25,634	7,812	33,446
Dividends	—	—	—	(50,861)	—	—	(50,861)	—	(50,861)
Amortization/issuance of restricted stock (1)	—	—	67,682	—	—	—	67,682	—	67,682
Issuance of treasury shares for restricted stock vestings	1,584,696	—	(121,284)	—	121,284	—	—	—	—
Repurchase of common stock from employees	(426,031)	—	—	—	(60,831)	—	(60,831)	—	(60,831)
Shares reserved/issued for director compensation	1,398	—	192	—	—	—	192	—	192
Other comprehensive income	—	—	—	—	—	955	955	—	955
Fund capital distributions, net	—	—	—	—	—	—	—	(5,048)	(5,048)
Balance at March 31, 2023	14,833,127	$195	$991,309	$428,084	$(381,200)	$(1,544)	$1,036,844	$202,719	$1,239,563
(1)Includes amortization of restricted stock issued in conjunction with the Company's acquisitions.

See Notes to the Consolidated Financial Statements
Piper Sandler Companies | 7

Piper Sandler Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands)	2024	2023
Operating Activities
Net income	$49,578	$33,446
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of fixed assets	4,258	4,426
Deferred income taxes	40,688	(8,191)
Stock-based compensation	26,825	27,502
Amortization of intangible assets	2,361	4,904
Amortization of forgivable loans	4,825	2,614
Decrease/(increase) in operating assets:
Receivables from brokers, dealers and clearing organizations	35,606	173,604
Net financial instruments and other inventory positions owned	1,595	(64,989)
Investments	(27,387)	(8,019)
Other assets	(45,859)	(1,979)
Increase/(decrease) in operating liabilities:
Payables to brokers, dealers and clearing organizations	2,404	(603)
Accrued compensation	(291,830)	(362,236)
Other liabilities and accrued expenses	(250)	(2,385)
Net cash used in operating activities	(197,186)	(201,906)

Investing Activities
Purchases of fixed assets, net	(1,275)	(1,855)
Net cash used in investing activities	(1,275)	(1,855)

Financing Activities
Net change in short-term financing	(30,000)	—
Payment of cash dividend	(35,660)	(50,861)
Increase/(decrease) in noncontrolling interests	3,395	(5,048)
Repurchase of common stock	(52,091)	(60,831)
Net cash used in financing activities	(114,356)	(116,740)

Currency adjustment:
Effect of exchange rate changes on cash	(323)	845

Net decrease in cash and cash equivalents	(313,140)	(319,656)

Cash and cash equivalents at beginning of period	383,098	365,624
Cash and cash equivalents at end of period	$69,958	$45,968

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,300	$2,549
Income taxes	$127	$737
See Notes to the Consolidated Financial Statements
Piper Sandler Companies | 8

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

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

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). Pursuant to this guidance, certain information and disclosures have been omitted that are included within the complete annual financial statements. Except as disclosed herein, there have been no material changes in the information reported in the financial statements and related disclosures in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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

NOTE 2 | SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 for a full description of the Company's significant accounting policies.

Piper Sandler Companies | 9

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 3 | RECENT ACCOUNTING PRONOUNCEMENTS
Future Adoption of New Applicable Accounting Standards
Improvements to Reportable Segment Disclosures
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, "Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). This guidance improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and interim periods within annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently assessing the impact of ASU 2023-07 on its financial statement disclosures.

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

NOTE 4 | RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

	March 31,	December 31,
(Amounts in thousands)	2024	2023
Receivables from brokers, dealers and clearing organizations
Receivable from clearing organizations	$157,997	$199,143
Receivable from brokers and dealers	14,635	9,176
Other	3,766	3,685
Total receivables from brokers, dealers and clearing organizations	$176,398	$212,004

Payables to brokers, dealers and clearing organizations
Payable to brokers and dealers	$3,383	$979
Total payables to brokers, dealers and clearing organizations	$3,383	$979

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

Piper Sandler Companies | 10

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 5 | FAIR VALUE OF FINANCIAL INSTRUMENTS
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

Equity Securities
Exchange traded equity securities are valued based on quoted prices from the exchange for identical assets or liabilities as of the period-end date. To the extent these securities are actively traded and valuation adjustments are not applied, they are categorized as Level I. Non-exchange traded equity securities are measured primarily using broker quotations, prices observed for recently executed market transactions and internally-developed fair value estimates based on observable inputs and are categorized within Level II of the fair value hierarchy.

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
Piper Sandler Companies | 11

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

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

Piper Sandler Companies | 12

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

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

Investments
The Company's investments valued at fair value include equity investments in private companies and mutual funds held by a grantor trust for the Company's nonqualified deferred compensation plan. Investments in private companies are valued based on an assessment of each underlying security, considering rounds of financing, the financial condition and operating results of the private company, third-party transactions and market-based information, including comparable company transactions, trading multiples (e.g., multiples of revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA")), discounted cash flow analyses and changes in market outlook, among other factors. These securities are categorized based on the lowest level of input that is significant to the fair value measurement and therefore are categorized as Level II or Level III. Certain underlying securities, as well as investments in mutual funds, are valued based on quoted prices from the exchange for identical assets as of the period-end date. To the extent these securities are actively traded and valuation adjustments are not applied, they are categorized as Level I. See Note 8 and Note 14 to our consolidated financial statements for additional information about the Company's nonqualified deferred compensation plan.

Piper Sandler Companies | 13

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the valuation of the Company's financial instruments by pricing observability levels defined in FASB Accounting Standards Codification Topic 820, "Fair Value Measurement" ("ASC 820") as of March 31, 2024:

				Counterparty
				and Cash
				Collateral
(Amounts in thousands)	Level I	Level II	Level III	Netting (1)	Total
Assets
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$5,272	$931	$—	$—	$6,203
Convertible securities	—	139,126	—	—	139,126
Fixed income securities	—	4,633	—	—	4,633
Municipal securities:
Taxable securities	—	32,274	—	—	32,274
Tax-exempt securities	—	127,843	276	—	128,119
Short-term securities	—	23,846	—	—	23,846
Asset-backed securities	—	35,276	—	—	35,276
U.S. government agency securities	—	59,354	—	—	59,354
U.S. government securities	3,725	—	—	—	3,725
Derivative contracts	—	41,295	2,754	(34,378)	9,671
Total financial instruments and other inventory positions owned	8,997	464,578	3,030	(34,378)	442,227

Cash equivalents	31,753	—	—	—	31,753
Investments at fair value (2)	75,566	20,000	217,693	—	313,259
Total assets	$116,316	$484,578	$220,723	$(34,378)	$787,239

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$78,867	$—	$—	$—	$78,867
Fixed income securities	—	1,638	—	—	1,638
U.S. government agency securities	—	26,286	—	—	26,286
U.S. government securities	47,824	—	—	—	47,824
Derivative contracts	—	35,799	4,571	(36,740)	3,630
Total financial instruments and other inventory positions sold, but not yet purchased	$126,691	$63,723	$4,571	$(36,740)	$158,245
(1)Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.
(2)Includes noncontrolling interests of $234.2 million attributable to unrelated third-party ownership in consolidated alternative asset management funds.

Piper Sandler Companies | 14

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

The carrying values of the Company's cash, receivables and payables either from or to brokers, dealers and clearing organizations, and short-term financings approximate fair value due to either their liquid or short-term nature.

Piper Sandler Companies | 15

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The Company's Level III assets were $220.7 million (including noncontrolling interests of $170.9 million) and $233.0 million (including noncontrolling interests of $177.0 million), or 28.0 percent and 21.9 percent of financial instruments measured at fair value at March 31, 2024 and December 31, 2023, respectively. There were $13.2 million and $14.7 million of transfers of financial assets out of Level III for the three months ended March 31, 2024 and 2023, respectively, primarily due to unobservable inputs becoming observable. At March 31, 2024, the Company's Level I investments at fair value included $50.2 million of equity securities subject to contractual sale restrictions, of which $5.2 million will expire in the second quarter of 2024 and $8.6 million will expire in the third quarter of 2024. The sales restrictions on the remaining equity securities are in effect during certain trading windows so long as the securities are owned.

The following table summarizes the changes in fair value associated with Level III financial instruments held at the beginning or end of the periods presented:

	Level III
	Assets			Liabilities
(Amounts in thousands)	Tax-Exempt Municipal Securities	Derivative Contracts	Investments at Fair Value	Derivative Contracts
Balance at December 31, 2023	$2,869	$5,834	$224,280	$7,962
Purchases	—	—	12,000	—
Sales	(1,901)	—	—	—
Settlements	—	(2,842)	—	(1,434)
Transfers in	—	—	—	—
Transfers out	—	—	(13,219)	—
Total realized and unrealized gains/(losses)	(692)	(238)	(5,368)	(1,957)
Balance at March 31, 2024	$276	$2,754	$217,693	$4,571

Balance at December 31, 2022	$3,887	$4,756	$191,845	$1,082
Purchases	—	—	12,948	—
Sales	—	—	(6,747)	—
Settlements	—	(2,353)	—	140
Transfers in	—	—	—	—
Transfers out	—	—	(14,691)	—
Total realized and unrealized gains/(losses)	9	(1,961)	18,088	2,555
Balance at March 31, 2023	$3,896	$442	$201,443	$3,777

Unrealized gains/(losses) for assets/liabilities held at:
March 31, 2024	$9	$227	$(834)	$(288)
March 31, 2023	$9	$(239)	$9,066	$2,850

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

Piper Sandler Companies | 16

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company's Level III financial instruments as of March 31, 2024:

	Valuation			Weighted
	Technique	Unobservable Input	Range	Average (1)
Assets
Tax-exempt municipal securities	Discounted cash flow	Expected recovery rate (% of par) (3)	0 - 25%	13.4%
Derivative contracts	Discounted cash flow	Premium over the MMD curve in basis points ("bps") (3)	12 - 44 bps	17.9 bps
Investments at fair value (2)	Market approach	Revenue multiple (3)	0 - 10 times	5.4 times
		EBITDA multiple (3)	11 - 17 times	14.4 times
		Market comparable valuation multiple (3)	0 - 2 times	1.3 times
	Discounted cash flow	Discount rate (4)	19 - 25%	21.0%

Liabilities
Derivative contracts	Discounted cash flow	Premium over the MMD curve in bps (4)	0 - 46 bps	13.6 bps
(1)Unobservable inputs were weighted by the relative fair value of the financial instruments.
(2)As of March 31, 2024, the Company had $217.7 million of Level III investments at fair value, of which $43.9 million, or 20.2 percent, was valued based on a recent round of independent financing.
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

Piper Sandler Companies | 17

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 6 | FINANCIAL INSTRUMENTS AND OTHER INVENTORY POSITIONS

	March 31,	December 31,
(Amounts in thousands)	2024	2023
Financial instruments and other inventory positions owned
Corporate securities:
Equity securities	$6,203	$388
Convertible securities	139,126	131,375
Fixed income securities	4,633	1,645
Municipal securities:
Taxable securities	32,274	25,744
Tax-exempt securities	128,119	138,755
Short-term securities	23,846	7,122
Asset-backed securities	35,276	8,149
U.S. government agency securities	59,354	104,418
U.S. government securities	3,725	5,895
Derivative contracts	9,671	11,066
Total financial instruments and other inventory positions owned	$442,227	$434,557

Financial instruments and other inventory positions sold, but not yet purchased
Corporate securities:
Equity securities	$78,867	$53,857
Fixed income securities	1,638	2,230
U.S. government agency securities	26,286	48,268
U.S. government securities	47,824	40,437
Derivative contracts	3,630	4,188
Total financial instruments and other inventory positions sold, but not yet purchased	$158,245	$148,980

At March 31, 2024 and December 31, 2023, financial instruments and other inventory positions owned in the amount of $323.5 million and $92.8 million, respectively, had been pledged as collateral for short-term financing arrangements.

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

Piper Sandler Companies | 18

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

	March 31, 2024			December 31, 2023
(Amounts in thousands)	Derivative	Derivative	Notional	Derivative	Derivative	Notional
Derivative Category	Assets (1)	Liabilities (2)	Amount	Assets (1)	Liabilities (2)	Amount
Interest rate:
Customer matched-book	$41,233	$36,081	$1,363,904	$54,676	$49,293	$1,356,924
Trading securities	2,816	4,289	179,850	3,769	5,701	196,250
	$44,049	$40,370	$1,543,754	$58,445	$54,994	$1,553,174
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

		Three Months Ended
(Amounts in thousands)		March 31,
Derivative Category	Operations Category	2024	2023
Interest rate derivative contract	Investment banking	$(84)	$172
Interest rate derivative contract	Institutional brokerage	311	(7,009)
Equity option derivative contract	Institutional brokerage	—	(11)
		$227	$(6,848)

Piper Sandler Companies | 19

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Credit risk associated with the Company's derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company's derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company's financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The majority of the Company's derivative contracts are substantially collateralized by its counterparties, who are major financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of a derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of March 31, 2024, the Company had $5.0 million of uncollateralized credit exposure with these counterparties (notional contract amount of $78.3 million), including $4.6 million of uncollateralized credit exposure with one counterparty.

NOTE 7 | INVESTMENTS

	March 31,	December 31,
(Amounts in thousands)	2024	2023
Investments at fair value	$313,259	$285,881
Investments at cost	281	281
Investments accounted for under the equity method	11,895	11,886
Total investments	325,435	298,048
Less: Investments attributable to noncontrolling interests (1)	(234,167)	(211,096)
Total investments attributable to Piper Sandler Companies	$91,268	$86,952
(1)Noncontrolling interests are attributable to unrelated third-party ownership in consolidated alternative asset management funds.

At March 31, 2024, investments carried on a cost basis had an estimated fair market value of $0.3 million. Because valuation estimates were based upon management's judgment, investments carried at cost would be categorized as Level III assets in the fair value hierarchy, if they were carried at fair value.

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

NOTE 8 | VARIABLE INTEREST ENTITIES ("VIEs")
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

Piper Sandler Companies | 20

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Consolidated VIEs
The Company's consolidated VIEs at March 31, 2024 included certain alternative asset management funds in which the Company has an investment and, as the managing partner, is deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds.

The following table presents information about the carrying value of the assets and liabilities of the VIEs that are consolidated by the Company and included on the consolidated statements of financial condition at March 31, 2024. The assets can only be used to settle the liabilities of the respective VIE, and the creditors of the VIEs do not have recourse to the general credit of the Company. These VIEs have a combined $56.0 million of bank line financing available with interest rates based on SOFR plus an applicable margin. The assets and liabilities are presented prior to consolidation, and thus a portion of these assets and liabilities is eliminated in consolidation.

Alternative Asset
(Amounts in thousands)	Management Funds
Assets
Investments	$292,161
Other assets	131
Total assets	$292,292

Liabilities
Other liabilities and accrued expenses	$10,931
Total liabilities	$10,931

The Company has investments in a grantor trust which was established as part of a nonqualified deferred compensation plan. The Company is the primary beneficiary of the grantor trust. Accordingly, the assets and liabilities of the grantor trust are consolidated by the Company on the consolidated statements of financial condition. See Note 14 for additional information on the Company's nonqualified deferred compensation plan.

Nonconsolidated VIEs
The Company determined it is not the primary beneficiary of certain VIEs and, accordingly, does not consolidate them. These VIEs had net assets approximating $1.1 billion at March 31, 2024 and December 31, 2023. The Company's exposure to loss from these VIEs is $12.2 million, which is the carrying value of its capital contributions recorded in investments on the consolidated statements of financial condition at March 31, 2024. The Company had no liabilities related to these VIEs at March 31, 2024 and December 31, 2023. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of March 31, 2024.

NOTE 9 | OTHER ASSETS

	March 31,	December 31,
(Amounts in thousands)	2024	2023
Fee receivables	$42,569	$27,765
Forgivable employee loans	12,685	15,771
Prepaid expenses	17,444	22,396
Income tax receivables	43,893	5,939
Other	12,650	14,084
Total other assets	$129,241	$85,955

Piper Sandler Companies | 21

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 10 | SHORT-TERM FINANCING
The Company has an unsecured $100 million revolving credit facility with U.S. Bank N.A. The credit agreement will terminate on December 18, 2026, unless otherwise terminated. The interest rate is variable and based on either the federal funds rate or prime plus an applicable margin. This credit facility includes customary events of default and covenants that, among other things, require the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital of $120 million, limit the Company's leverage ratio, require maintenance of a minimum ratio of operating cash flow to fixed charges, and impose certain limitations on the Company's ability to make acquisitions and make payments on its capital stock. At March 31, 2024, there were no advances against this credit facility. At December 31, 2023, there were $30.0 million of advances against this credit facility, with a weighted average interest rate of 5.33 percent.

The Company's committed short-term bank line financing at March 31, 2024 consisted of a one-year $50 million committed revolving credit facility with U.S. Bank N.A., which has been renewed annually in the fourth quarter of each year since 2008. Advances under this facility are secured by certain marketable securities. The interest rate is variable and based on the federal funds rate plus an applicable margin. The facility includes a covenant that requires the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital of $120 million, and the unpaid principal amount of all advances under this facility will be due on December 6, 2024. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis. At March 31, 2024 and December 31, 2023, the Company had no advances against this line of credit.

NOTE 11 | LEGAL CONTINGENCIES
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

The SEC and the Commodity Futures Trading Commission (the "CFTC") are conducting investigations of the Company regarding compliance with recordkeeping requirements for business-related communications sent over unapproved electronic messaging channels. The SEC and the CFTC have brought numerous enforcement actions relating to recordkeeping practices and are currently conducting numerous similar investigations of other broker dealers and registered investment advisors. The Company is cooperating with the investigations. The Company has engaged in settlement negotiations with the SEC and the CFTC to resolve these investigations and anticipates that the resolution will include the payment of civil money penalties. As of March 31, 2024, the Company has accrued $16.5 million as estimated civil penalties related to these investigations, and recorded a $3.5 million reversal of other operating expenses for the three months ended March 31, 2024.

Piper Sandler Companies | 22

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

If during any period a potential adverse contingency becomes probable or is resolved for an amount in excess of the established accrual, the results of operations and cash flows in that period and the financial condition as of the end of that period could be materially adversely affected. At March 31, 2024, the high end of the range of reasonably estimable losses in excess of amounts accrued was approximately $0.5 million. In addition, there can be no assurance that material losses will not be incurred from claims that have not yet been brought to the Company's attention or are not yet determined to be reasonably possible.

NOTE 12 | SHAREHOLDERS' EQUITY
Dividends
The Company's current dividend policy is intended to return a metric based on fiscal year net income to its shareholders. The Company's board of directors determines the declaration and payment of dividends and is free to change the Company's dividend policy at any time.

During the three months ended March 31, 2024, the Company declared and paid both a quarterly and a special cash dividend on its common stock of $0.60 and $1.00 per share, respectively. The special cash dividend related to the Company's fiscal year 2023 results. Total dividends paid, including accrued forfeitable dividends paid on restricted stock vestings, were $35.7 million for the three months ended March 31, 2024.

On April 26, 2024, the board of directors declared a quarterly cash dividend on its common stock of $0.60 per share to be paid on June 7, 2024, to shareholders of record as of the close of business on May 24, 2024.

Share Repurchases
The Company purchases shares of common stock pursuant to share repurchase programs authorized by the Company's board of directors. The Company also purchases shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations.

The following table summarizes the repurchase programs authorized by the Company's board of directors:

Effective Date	Authorized Amount	Expiration Date	Remaining Authorization at March 31, 2024
May 6, 2022	$150.0 million	December 31, 2024	$138.2 million
January 1, 2022	$150.0 million	December 31, 2023	$—

During the three months ended March 31, 2024 and 2023, the Company did not repurchase shares of common stock related to its share repurchase programs.

The following table summarizes the Company's share repurchase activity from employees related to employment tax obligations:

	Three Months Ended
	March 31,
	2024	2023
Common shares repurchased	288,977	426,031
Aggregate purchase price (in millions)	$52.1	$60.8
Average price per share	$180.26	$142.79

Issuance of Shares
The Company issues common shares out of treasury stock as a result of employee restricted share vesting and exercise transactions as discussed in Note 14. During the three months ended March 31, 2024 and 2023, the Company issued 730,695 shares and 1,584,696 shares, respectively, related to these obligations.

Piper Sandler Companies | 23

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

NOTE 13 | REVENUES AND BUSINESS INFORMATION
The Company's activities as an investment bank and institutional securities firm constitute a single business segment. The Company is organized as one reportable segment in order to maximize the value provided to clients by leveraging the diversified expertise and broad relationships of its experienced professionals across the Company. Substantially all of the Company's net revenues and long-lived assets are located in the U.S.

Reportable financial results are as follows:

	Three Months Ended
	March 31,
(Amounts in thousands)	2024	2023
Revenues
Investment banking:
Advisory services	$157,189	$140,664
Corporate financing	52,581	26,805
Municipal financing	20,753	16,935
Total investment banking	230,523	184,404

Institutional brokerage:
Equity brokerage	49,488	53,831
Fixed income services	41,954	42,482
Total institutional brokerage	91,442	96,313

Interest income	8,306	8,712
Investment income	14,168	11,115
Total revenues	344,439	300,544
Interest expense	1,383	2,639
Net revenues	343,056	297,905
Total non-interest expenses	290,634	272,096
Pre-tax income	$52,422	$25,809

Pre-tax margin	15.3%	8.7%

Piper Sandler Companies | 24

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 14 | COMPENSATION PLANS
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

The following table provides a summary of the Company's outstanding equity awards (in shares or units, as applicable) as of March 31, 2024:

Restricted stock
Restricted stock related to compensation plans:
Annual grants	574,078
Sign-on grants	100,224
Inducement grants	48,336
2020 Inducement Plan grants	300,893
2022 Inducement Plan grants	126,608
Total restricted stock related to compensation plans	1,150,139

Restricted stock related to acquisitions (1)	994,179
Total restricted stock	2,144,318

Restricted stock units	152,318

Stock options	156,667
(1)Includes restricted stock with service conditions issued in conjunction with all acquisitions since January 1, 2020.

Incentive Plan
The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company's employees and directors for up to 10.9 million shares of common stock (1.8 million shares remained available for future issuance under the Incentive Plan as of March 31, 2024). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant's death, and at the discretion of the compensation committee of the Company's board of directors.

Restricted Stock Awards

Restricted stock grants are valued at the market price of the Company's common stock on the date of grant and are amortized over the requisite service period. The Company grants shares of restricted stock to employees as part of year-end compensation ("Annual Grants") and upon initial hiring or as a retention award ("Sign-on Grants" or "Inducement Grants").

Piper Sandler Companies | 25

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The Company's Annual Grants are made each year in February. Annual Grants vest ratably over three years in equal installments. Substantially all Annual Grants provide for continued vesting after termination of employment, so long as the employee does not violate certain post-termination restrictions set forth in the award agreement or any agreements entered into upon termination. The Company determined the service inception date precedes the grant date for these Annual Grants, and that the post-termination restrictions do not meet the criteria for an in-substance service condition, as defined by FASB Accounting Standards Codification Topic 718, "Compensation — Stock Compensation." Accordingly, restricted stock granted as part of these Annual Grants is expensed in the one-year period in which those awards are deemed to be earned, which is generally the calendar year preceding the February grant date. For example, the Company recognized compensation expense during fiscal year 2023 for its February 2024 Annual Grant. If an equity award related to these Annual Grants is forfeited as a result of violating the post-termination restrictions, the lower of the fair value of the award at grant date or the fair value of the award at the date of forfeiture is recorded within the consolidated statements of operations as a reversal of compensation expense.

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

Inducement Grants are issued as a retention tool in conjunction with certain acquisitions. During 2022, the Company granted $9.3 million (65,125 shares) in restricted stock under the Incentive Plan in conjunction with its acquisitions of Cornerstone Macro Research LP, including its subsidiary, Cornerstone Macro LLC (collectively, "Cornerstone Macro") and Stamford Partners LLP. These restricted shares are subject to graded vesting, and employees must fulfill service requirements in exchange for the rights to the restricted shares. Compensation expense is amortized on a straight-line basis over the requisite service period, generally three to four years. Employees forfeit unvested shares upon termination of employment and a reversal of compensation expense is recorded.

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

	Maximum Payout Leverage
Grant Year	Performance Condition	Market Condition	Total
2024	75%	75%	150%
2023	100%	100%	200%
2022	75%	75%	150%
2021	75%	75%	150%
2020	75%	75%	150%

Piper Sandler Companies | 26

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The fair value of the performance condition portion of the award was based on the closing price of the Company's common stock on the grant date. If the Company determines that it is probable that the performance condition will be achieved, compensation expense is amortized on a straight-line basis over the 36-month performance period. The Company reevaluates achievement of the performance condition by grant year each reporting period with changes in estimated outcomes accounted for using a cumulative effect adjustment to compensation expense. Compensation expense will be recognized only if the performance condition is met. Employees forfeit unvested restricted stock units upon termination of employment with a corresponding reversal of compensation expense. As of March 31, 2024, the expected payout leverage for the performance condition portion of the award by grant year is as follows:

Expected Payout
Grant Year	Leverage
2024	71%
2023	56%
2022	27%

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

		Risk-Free	Expected Stock
Grant Year	Vesting Year	Interest Rate	Price Volatility
2024	2027	4.38%	34.3%
2023	2026	4.35%	47.5%
2022	2025	1.80%	43.8%
2021	2024	0.23%	43.2%
2020	2023	1.40%	27.3%

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

Piper Sandler Companies | 27

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

The Company established the 2022 Inducement Plan in conjunction with its acquisition of DBO Partners Holding LLC, including its subsidiary, DBO Partners LLC (collectively, "DBO Partners"). On October 7, 2022, the Company granted $17.4 million (161,030 shares) in restricted stock. These restricted shares are generally subject to ratable vesting over a five-year vesting period.

Piper Sandler Companies | 28

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Stock-Based Compensation Activity
The following table summarizes the Company's stock-based compensation activity:

	Three Months Ended
	March 31,
(Amounts in millions)	2024	2023
Stock-based compensation expense	$26.7	$27.3
Forfeitures	0.5	0.6
Tax benefit related to stock-based compensation expense	4.0	5.1

The following table summarizes the changes in the Company's unvested restricted stock:

	Unvested	Weighted Average
	Restricted Stock	Grant Date
	(in Shares)	Fair Value
December 31, 2023	2,593,922	$104.89
Granted	202,445	190.36
Vested	(636,937)	116.00
Canceled	(15,112)	133.16
March 31, 2024	2,144,318	$109.46

The following table summarizes the changes in the Company's unvested restricted stock units:

	Unvested	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
December 31, 2023	181,193	$141.08
Granted	33,694	199.39
Vested	(62,569)	103.69
Canceled	—	—
March 31, 2024	152,318	$169.34
As of March 31, 2024, there was $81.8 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 2.7 years.

Piper Sandler Companies | 29

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the changes in the Company's outstanding stock options:

Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
December 31, 2023	156,667	$133.35	6.5	$6,504,325
Granted	—	—
Exercised	—	—
Canceled	—	—
Expired	—	—
March 31, 2024	156,667	$133.35	6.3	$10,204,800

Options exercisable at March 31, 2024	81,667	$99.00	3.9	$8,125,050

As of March 31, 2024, there was $2.7 million of unrecognized compensation cost related to stock options expected to be recognized over a weighted average period of 3.9 years.

Deferred Compensation Plans
The Company maintains various deferred compensation arrangements for employees.

Mutual Fund Restricted Share Investment Plan
The Mutual Fund Restricted Share Investment Plan is a fully funded deferred compensation plan which allows eligible employees to receive a portion of their incentive compensation in restricted mutual fund shares ("MFRS Awards") of investment funds. MFRS Awards are awarded to qualifying employees in February of each year, and represent a portion of their compensation for performance in the preceding year similar to the Company's Annual Grants. MFRS Awards vest ratably over three years in equal installments. Substantially all MFRS Awards provide for continued vesting after termination of employment so long as the employee does not violate certain post-termination restrictions set forth in the award agreement or any agreement entered into upon termination. Forfeitures are recorded as a reduction of compensation and benefits expense within the consolidated statements of operations. MFRS Awards are owned by employee recipients (subject to aforementioned vesting restrictions) and as such are not included on the consolidated statements of financial condition.

Nonqualified Deferred Compensation Plan
The nonqualified deferred compensation plan is an unfunded plan which allows certain highly compensated employees, at their election, to defer a portion of their compensation. This plan was closed to future deferral elections by participants for performance periods beginning after December 31, 2017. The amounts deferred under this plan are held in a grantor trust. The Company invests, as a principal, in investments to economically hedge its obligation under the nonqualified deferred compensation plan. The investments in the grantor trust consist of mutual funds which are categorized as Level I in the fair value hierarchy. These investments totaled $20.1 million and $18.6 million as of March 31, 2024 and December 31, 2023, respectively, and are included in investments on the consolidated statements of financial condition. A corresponding deferred compensation liability is included in accrued compensation on the consolidated statements of financial condition. The compensation deferred by the employees was expensed in the period earned. Changes in the fair value of the investments made by the Company are reported in investment income and changes in the corresponding deferred compensation liability are reflected as compensation and benefits expense on the consolidated statements of operations.

Piper Sandler Companies | 30

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Acquisition-Related Compensation Arrangements
In conjunction with the 2022 acquisition of DBO Partners, additional cash of up to $25.0 million may be earned (the "DBO Earnout") if a net revenue target is achieved during the performance period from January 1, 2023 to December 31, 2024. Of the total amount, up to $20.0 million may be earned by former partners with no service requirements. The Company recorded a $1.7 million liability as of the acquisition date for the fair value of this contingent consideration. Adjustments to this liability after the acquisition date are recorded as non-compensation expense on the consolidated statements of operations. As of March 31, 2024, the Company does not expect that the portion of the DBO Earnout with no service requirements will be earned. As a result, the Company has no accrual recorded related to this additional cash payment. The remaining $5.0 million may be earned by certain employees, whom are now employees of the Company, in exchange for service requirements. Amounts estimated to be payable, if any, will be recorded as compensation expense on the consolidated statements of operations over the requisite service period. As of March 31, 2024, the Company has no accrual recorded for the portion of the DBO Earnout with service requirements. If earned, the DBO Earnout will be paid by March 31, 2025.

In conjunction with the 2022 acquisition of Cornerstone Macro, additional cash of up to $27.8 million was available to be earned based on achieving a net revenue target during the performance period from July 1, 2022 to December 31, 2023. Of the total amount, up to $6.0 million was available to be earned by Cornerstone Macro's equity owners with no service requirements. As of March 31, 2024, the Company had accrued the maximum amount of $6.0 million related to this additional cash payment, which was subsequently paid on April 1, 2024. The remaining amount may be earned by the equity owners, whom are now employees of the Company, and certain employees in exchange for service requirements. Amounts estimated to be payable, if any, will be recorded as compensation expense on the consolidated statements of operations over the requisite service period, and will be paid by June 30, 2025 and June 30, 2026. As of March 31, 2024, the Company expects $5.5 million will be earned and has accrued $2.7 million related to these additional cash payments. The Company recorded $0.8 million and $0.5 million in compensation expense related to these additional cash payments for the three months ended March 31, 2024 and 2023, respectively.

In conjunction with the 2020 acquisition of TRS, additional cash was available to be earned by certain employees if a revenue threshold was exceeded during the three-year post-acquisition period (the "TRS Earnout"). The Company paid the maximum amount of $7.0 million related to the TRS Earnout in the first quarter of 2024. Amounts payable were recorded as compensation expense on the consolidated statements of operations over the requisite service period. The Company recorded $0.5 million in compensation expense related to the TRS Earnout for the three months ended March 31, 2024 and 2023.

In conjunction with the 2020 acquisition of Valence, additional cash was available to be earned by certain employees if a revenue threshold was exceeded during the three-year post-acquisition period (the "Valence Earnout"). The Company paid $10.0 million related to the Valence Earnout in the third quarter of 2023. Amounts payable were recorded as compensation expense on the consolidated statements of operations over the requisite service period. The Company recorded $1.4 million in compensation expense related to the Valence Earnout for the three months ended March 31, 2023.

In conjunction with the 2019 acquisition of Weeden & Co., the Company granted $10.1 million in restricted cash for retention purposes. Compensation expense was amortized on a straight-line basis over the requisite service period. The restricted cash award was subject to graded vesting, beginning on the third anniversary of the grant date through August 2, 2023. The final payment was made in the third quarter of 2023.

Piper Sandler Companies | 31

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 15 | EARNINGS PER SHARE ("EPS")
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

The computation of EPS is as follows:

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2024	2023
Net income attributable to Piper Sandler Companies	$42,493	$25,634

Shares for basic and diluted calculations
Average shares used in basic computation	15,499	14,507
Stock options	37	25
Restricted stock units	157	157
Restricted shares	1,811	2,493
Average shares used in diluted computation	17,504	17,182

Earnings per common share
Basic	$2.74	$1.77
Diluted	$2.43	$1.49

The anti-dilutive effects from stock options and restricted shares were immaterial for the three months ended March 31, 2024 and 2023.

NOTE 16 | NET CAPITAL REQUIREMENTS AND OTHER REGULATORY MATTERS
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

At March 31, 2024, net capital calculated under the SEC rule was $188.8 million, and exceeded the minimum net capital required under the SEC rule by $187.8 million.

The Company's committed line and revolving credit facility include covenants requiring Piper Sandler to maintain a minimum regulatory net capital of $120 million. The Company's fully disclosed clearing agreement with Pershing includes a covenant requiring Piper Sandler to maintain excess net capital of $120 million.

Piper Sandler Ltd., a broker dealer subsidiary registered in the U.K., is subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority. As of March 31, 2024, Piper Sandler Ltd. was in compliance with the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority.

Piper Sandler Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At March 31, 2024, Piper Sandler Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Piper Sandler Companies | 32

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following information should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes and exhibits included elsewhere in this Quarterly Report on Form 10-Q. Certain statements in this Quarterly Report on Form 10-Q may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements include, among other things, statements other than historical information or statements of current conditions and may relate to our future plans and objectives and results, and also may include our belief regarding the effect of various legal proceedings, as set forth under "Legal Proceedings" in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2023, as updated in our subsequent reports filed with the Securities and Exchange Commission ("SEC"), and under "Legal Proceedings" in Part II, Item 1 of this Quarterly Report on Form 10-Q. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under "External Factors Impacting Our Business" as well as the factors identified under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, as updated in our subsequent reports filed with the SEC, and under "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.

EXPLANATION OF NON-GAAP FINANCIAL MEASURES
We have included financial measures that are not prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP"). Adjustments to these non-GAAP financial measures include (1) the exclusion of investment income and non-compensation expenses related to noncontrolling interests, (2) the exclusion of interest expense on long-term financing from net revenues, (3) the exclusion of amortization of intangible assets related to acquisitions, (4) the exclusion of compensation expenses from acquisition-related agreements, (4) the exclusion of non-compensation expenses from potential regulatory settlements (see Note 11 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information) and (5) the income tax impact allocated to the adjustments. The adjusted weighted average diluted shares outstanding used in the calculation of non-GAAP earnings per diluted common share contains an adjustment to include the common shares for unvested restricted stock awards with service conditions granted pursuant to all acquisitions since January 1, 2020. These adjustments affect the following financial measures: net revenues, compensation expenses, non-compensation expenses, income tax expense/(benefit), net income attributable to Piper Sandler Companies, earnings per diluted common share, total non-interest expenses, pre-tax income and pre-tax margin. Management believes that presenting these results and measures on an adjusted basis in conjunction with the corresponding U.S. GAAP measures provides the most meaningful basis for comparison of our operating results across periods and enhances the overall understanding of our current financial performance by excluding certain items that may not be indicative of our core operating results. The non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of financial performance prepared in accordance with U.S. GAAP.

Piper Sandler Companies | 33

EXECUTIVE OVERVIEW
Our business principally consists of providing investment banking and institutional brokerage services to corporations, private equity groups, public entities, non-profit entities and institutional investors in the U.S. and Europe. We operate through one reportable business segment in order to maximize the value we provide to clients by leveraging our diversified expertise and broad relationships of the experienced professionals across our company. Refer to our Annual Report on Form 10-K for the year ended December 31, 2023 for a full description of our business, including our business strategy.

Financial Highlights

	Three Months Ended
(Amounts in thousands, except per share data)	Mar. 31,	Mar. 31,	2024
	2024	2023	v2023
U.S. GAAP
Net revenues	$343,056	$297,905	15.2%
Compensation and benefits	222,446	199,394	11.6
Non-compensation expenses	68,188	72,702	(6.2)
Income before income tax expense/(benefit)	52,422	25,809	103.1
Net income attributable to Piper Sandler Companies	42,493	25,634	65.8
Earnings per diluted common share	$2.43	$1.49	63.1

Ratios and margin
Compensation ratio	64.8%	66.9%
Non-compensation ratio	19.9%	24.4%
Pre-tax margin	15.3%	8.7%
Effective tax rate	5.4%	(29.6)%

Non-GAAP(1)
Adjusted net revenues	$333,905	$289,226	15.4%
Adjusted compensation and benefits	210,698	183,144	15.0
Adjusted non-compensation expenses	67,261	65,306	3.0
Adjusted operating income	55,946	40,776	37.2
Adjusted net income attributable to Piper Sandler Companies	49,984	42,296	18.2
Adjusted earnings per diluted common share	$2.79	$2.35	18.7

Adjusted ratios and margin
Adjusted compensation ratio	63.1%	63.3%
Adjusted non-compensation ratio	20.1%	22.6%
Adjusted operating margin	16.8%	14.1%
Adjusted effective tax rate	10.7%	(8.0)%

See the "Results of Operations" section for additional information.
Piper Sandler Companies | 34

(1)Reconciliation of U.S. GAAP to adjusted non-GAAP financial information:

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2024	2023
Net revenues:
Net revenues – U.S. GAAP basis	$343,056	$297,905
Adjustments:
Investment income related to noncontrolling interests	(9,151)	(10,304)
Interest expense on long-term financing	—	1,625
Adjusted net revenues	$333,905	$289,226

Compensation and benefits:
Compensation and benefits – U.S. GAAP basis	$222,446	$199,394
Adjustment:
Compensation from acquisition-related agreements	(11,748)	(16,250)
Adjusted compensation and benefits	$210,698	$183,144

Non-compensation expenses:
Non-compensation expenses – U.S. GAAP basis	$68,188	$72,702
Adjustments:
Non-compensation expenses related to noncontrolling interests	(2,066)	(2,492)
Amortization of intangible assets related to acquisitions	(2,361)	(4,904)
Non-compensation expenses from potential regulatory settlements	3,500	—
Adjusted non-compensation expenses	$67,261	$65,306

Income before income tax expense/(benefit):
Income before income tax expense/(benefit) – U.S. GAAP basis	$52,422	$25,809
Adjustments:
Investment income related to noncontrolling interests	(9,151)	(10,304)
Interest expense on long-term financing	—	1,625
Non-compensation expenses related to noncontrolling interests	2,066	2,492
Compensation from acquisition-related agreements	11,748	16,250
Amortization of intangible assets related to acquisitions	2,361	4,904
Non-compensation expenses from potential regulatory settlements	(3,500)	—
Adjusted operating income	$55,946	$40,776
Interest expense on long-term financing	—	(1,625)
Adjusted income before adjusted income tax expense/(benefit)	$55,946	$39,151

Income tax expense/(benefit):
Income tax expense/(benefit) – U.S. GAAP basis	$2,844	$(7,637)
Tax effect of adjustments:
Compensation from acquisition-related agreements	2,492	3,227
Amortization of intangible assets related to acquisitions	626	1,265
Adjusted income tax expense/(benefit)	$5,962	$(3,145)

Net income attributable to Piper Sandler Companies:
Net income attributable to Piper Sandler Companies – U.S. GAAP basis	$42,493	$25,634
Adjustments:
Compensation from acquisition-related agreements	9,256	13,023
Amortization of intangible assets related to acquisitions	1,735	3,639
Non-compensation expenses from potential regulatory settlements	(3,500)	—
Adjusted net income attributable to Piper Sandler Companies	$49,984	$42,296

Piper Sandler Companies | 35

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2024	2023
Earnings per diluted common share:
Earnings per diluted common share – U.S. GAAP basis	$2.43	$1.49
Adjustment for inclusion of unvested acquisition-related stock	(0.07)	(0.11)
	$2.36	$1.38
Adjustments:
Compensation from acquisition-related agreements	0.53	0.76
Amortization of intangible assets related to acquisitions	0.10	0.21
Non-compensation expenses from potential regulatory settlements	(0.20)	—
Adjusted earnings per diluted common share	$2.79	$2.35

Weighted average diluted common shares outstanding:
Weighted average diluted common shares outstanding – U.S. GAAP basis	17,504	17,182
Adjustment:
Unvested acquisition-related restricted stock with service conditions	419	816
Adjusted weighted average diluted common shares outstanding	17,923	17,998

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

Piper Sandler Companies | 36

Outlook for the Remainder of 2024
We believe U.S. monetary policy will remain a factor impacting the economy and financial markets throughout the remainder of 2024. The U.S. Federal Reserve continued to hold its short-term benchmark interest rate steady in the first quarter of 2024. Inflation moderated during the quarter, albeit at a slower pace resulting in uncertainty in the direction of interest rates. The economy continues to be strained from elevated prices for goods and services, labor shortages and tightened lending standards. Geopolitical concerns, including the conflicts in the Middle East and Eastern Europe, could negatively impact financial market activity. Additionally, the 2024 U.S. presidential election may influence the volatility or direction of the markets in the second half of the year based on investors' assessment of the outcome and the overall political outlook in the U.S.

Our advisory services results continue to benefit from our sector and product diversification along with our focus on advising on larger transactions to generate a higher average fee. The outlook for mergers and acquisitions ("M&A") activity has improved as CEO confidence strengthens. We expect our second quarter advisory services revenues to be consistent with the first quarter of 2024 before improving in the second half of the year.

Equity financing activity improved considerably during the first quarter of 2024 to more normalized levels driven by a more accommodative backdrop and increased demand from companies needing to raise capital in order to execute on their strategic plans. The sub-$5 billion equity fee pool increased meaningfully during the quarter and included an outsized contribution from the healthcare sector. If this level of market activity is sustained, we expect client participation will broaden across sectors.

The equity markets experienced muted volatility during the quarter as markets ground higher with indexes hitting new highs. Our client research votes continue to increase, which we believe will drive further market share gains over time. We expect near-term results to be relatively consistent with the first quarter of 2024 and anticipate increased volumes and activity in the second half of the year.

Our client activity within fixed income services is slowly improving, but remains fairly muted as market participants wait for more certainty on interest rates.

Overall market conditions continue to be challenging for our municipal financing business. While interest rates trended higher during the quarter, the market softened for higher yielding specialty municipal debt offerings. Credit spreads have tightened due to increased investor demand resulting in higher municipal negotiated issuance activity among our specialty sector clients. We believe a period of sustained municipal fund inflows and lower interest rates are needed for middle-market issuance volume to increase.

Piper Sandler Companies | 37

RESULTS OF OPERATIONS
Financial Summary for the three months ended March 31, 2024 and March 31, 2023
The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated:

				As a Percentage of
				Net Revenues for the
	Three Months Ended			Three Months Ended
	March 31,			March 31,
			2024
(Amounts in thousands)	2024	2023	v2023	2024	2023
Revenues
Investment banking	$230,523	$184,404	25.0%	67.2%	61.9%
Institutional brokerage	91,442	96,313	(5.1)	26.7	32.3
Interest income	8,306	8,712	(4.7)	2.4	2.9
Investment income	14,168	11,115	27.5	4.1	3.7
Total revenues	344,439	300,544	14.6	100.4	100.9
Interest expense	1,383	2,639	(47.6)	0.4	0.9
Net revenues	343,056	297,905	15.2	100.0	100.0

Non-interest expenses
Compensation and benefits	222,446	199,394	11.6	64.8	66.9
Outside services	12,422	12,126	2.4	3.6	4.1
Occupancy and equipment	16,036	15,728	2.0	4.7	5.3
Communications	13,229	14,311	(7.6)	3.9	4.8
Marketing and business development	10,763	10,052	7.1	3.1	3.4
Deal-related expenses	6,387	6,014	6.2	1.9	2.0
Trade execution and clearance	4,866	4,914	(1.0)	1.4	1.6
Intangible asset amortization	2,361	4,904	(51.9)	0.7	1.6
Other operating expenses	2,124	4,653	(54.4)	0.6	1.6
Total non-interest expenses	290,634	272,096	6.8	84.7	91.3

Income before income tax expense/(benefit)	52,422	25,809	103.1	15.3	8.7
Income tax expense/(benefit)	2,844	(7,637)	N/M	0.8	(2.6)
Net income	49,578	33,446	48.2	14.5	11.2
Net income attributable to noncontrolling interests	7,085	7,812	(9.3)	2.1	2.6
Net income attributable to Piper Sandler Companies	$42,493	$25,634	65.8	12.4	8.6
N/M – Not meaningful
Piper Sandler Companies | 38

For the three months ended March 31, 2024, we recorded net income attributable to Piper Sandler Companies of $42.5 million. Net revenues for the three months ended March 31, 2024 were $343.1 million, a 15.2 percent increase compared with $297.9 million in the year-ago period. In the first quarter of 2024, investment banking revenues were $230.5 million, up 25.0 percent compared to $184.4 million in the prior-year period, resulting from increases in corporate financing and advisory services revenues, as well as higher municipal financing revenues. For the three months ended March 31, 2024, institutional brokerage revenues were $91.4 million, a 5.1 percent decrease compared with $96.3 million in the first quarter of 2023, primarily due to lower equity brokerage revenues. For the three months ended March 31, 2024, net interest income was $6.9 million, compared to $6.1 million in the prior-year period. In the first quarter of 2024, we recorded investment income of $14.2 million, compared to $11.1 million in the first quarter of 2023. In the current quarter, we recorded higher unrealized gains on our investments and the noncontrolling interests in the alternative asset management funds that we manage. Non-interest expenses were $290.6 million for the three months ended March 31, 2024, up 6.8 percent compared with $272.1 million in the prior-year period, primarily due to increased compensation expenses resulting from higher revenues and profitability.

Consolidated Non-Interest Expenses
Compensation and Benefits
Compensation and benefits expenses, which are the largest component of our expenses, include salaries, incentive compensation, benefits, stock-based compensation, employment taxes, the reversal of expenses associated with the forfeiture of stock-based compensation, and other employee-related costs. A significant portion of compensation expense is comprised of variable incentive arrangements, including discretionary incentive compensation, the amount of which fluctuates in proportion to the level of business activity, increasing with higher revenues and operating profits and decreasing with lower revenues and operating profits. Other compensation costs, primarily base salaries and benefits, are more fixed in nature. The timing of incentive compensation payments, which is generally in February, has a greater impact on our cash position and liquidity than is reflected on our consolidated statements of operations. In conjunction with our acquisitions, we have granted restricted stock and restricted cash with service conditions, which are amortized to compensation expense over the service period. We have also entered into forgivable loans with service conditions, which are amortized to compensation expense over the loan term. Additionally, expense estimates related to revenue-based earnout arrangements with service conditions entered into as part of our acquisitions are amortized to compensation expense over the service period.

The following table summarizes our future acquisition-related compensation expense for restricted stock and forgivable loans with service conditions, as well as expense estimates related to revenue-based earnout arrangements:

(Amounts in thousands)
Remainder of 2024	$29,905
2025	22,132
2026	14,764
2027	9,366
Total	$76,167

For the three months ended March 31, 2024, compensation and benefits expenses increased 11.6 percent to $222.4 million, compared with $199.4 million in the corresponding period of 2023, due to higher revenues and profitability. Compensation and benefits expenses as a percentage of net revenues was 64.8 percent in the first quarter of 2024, compared to 66.9 percent in the first quarter of 2023. Excluding the impact of noncontrolling interests, our compensation ratio decreased to 66.6 percent in the first quarter of 2024, compared with 69.3 percent in the first quarter of 2023, primarily due to higher revenues and a decrease in acquisition-related compensation expenses.

Outside Services
Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees, fund expenses associated with our consolidated alternative asset management funds and other professional fees. Outside services expenses increased slightly to $12.4 million in the first quarter of 2024, compared with $12.1 million in the corresponding period of 2023.

Piper Sandler Companies | 39

Occupancy and Equipment
For the three months ended March 31, 2024, occupancy and equipment expenses increased slightly to $16.0 million, compared with $15.7 million in the corresponding period of 2023.

Communications
Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third-party market data information. For the three months ended March 31, 2024, communication expenses decreased 7.6 percent to $13.2 million, compared with $14.3 million in the corresponding period of 2023, primarily due to lower market data services expenses.

Marketing and Business Development
Marketing and business development expenses include travel and entertainment costs, advertising and third-party marketing fees. For the three months ended March 31, 2024, marketing and business development expenses increased 7.1 percent to $10.8 million, compared with $10.1 million in the corresponding period of 2023. The increase was primarily due to higher travel expenses.

Deal-Related Expenses
Deal-related expenses include costs we incurred over the course of a completed investment banking deal, which primarily consist of legal fees, offering expenses, and travel costs. For the three months ended March 31, 2024, deal-related expenses were $6.4 million, compared with $6.0 million for the three months ended March 31, 2023. The amount of deal-related expenses is principally dependent on the level and mix of deal activity and may vary from period to period as the recognition of deal-related costs typically coincides with the closing of a transaction.

Trade Execution and Clearance
For the three months ended March 31, 2024, trade execution and clearance expenses were $4.9 million, essentially flat compared to the corresponding period of 2023.

Intangible Asset Amortization
Intangible asset amortization includes the amortization of definite-lived intangible assets. For the three months ended March 31, 2024, intangible asset amortization was $2.4 million, compared to $4.9 million for the three months ended March 31, 2023. The decrease was primarily due to lower intangible asset amortization expense associated with our 2022 acquisition of DBO Partners Holding LLC, including its subsidiary, DBO Partners LLC.

The following table summarizes the future aggregate amortization expense of our intangible assets with determinable lives:

(Amounts in thousands)
Remainder of 2024	$7,084
2025	7,887
2026	7,253
2027	3,480
2028	2,191
Thereafter	541
Total	$28,436

Piper Sandler Companies | 40

Other Operating Expenses
Other operating expenses primarily include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we accrue for and/or pay out related to legal and regulatory matters. Other operating expenses were $2.1 million in the first quarter of 2024, compared with $4.7 million in the corresponding period in 2023. The decrease was primarily due to a $3.5 million reduction in the accrual for estimated civil penalties related to our potential regulatory settlements regarding recordkeeping requirements for business-related communications.

Income Taxes
For the three months ended March 31, 2024, our provision for income taxes was $2.8 million, which included $10.6 million of tax benefits related to stock-based compensation awards vesting at values greater than the grant price and accrued forfeitable dividends paid on vested restricted stock related to acquisitions. Excluding the impact of these benefits and noncontrolling interests, our effective tax rate was 29.7 percent.

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

The adjusted financial results exclude (1) investment income and non-compensation expenses related to noncontrolling interests, (2) interest expense on long-term financing from net revenues, (3) amortization of intangible assets related to acquisitions, (4) compensation expenses from acquisition-related agreements and (5) non-compensation expenses from potential regulatory settlements. For U.S. GAAP purposes, these items are included in each of their respective line items on the consolidated statements of operations.

Piper Sandler Companies | 41

The following table sets forth the adjusted, non-GAAP financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP financial results for the periods presented:

	Three Months Ended March 31,
	2024				2023
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Amounts in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Revenues
Investment banking:
Advisory services	$157,189	$—	$—	$157,189	$140,664	$—	$—	$140,664
Corporate financing	52,581	—	—	52,581	26,805	—	—	26,805
Municipal financing	20,753	—	—	20,753	16,935	—	—	16,935
Total investment banking	230,523	—	—	230,523	184,404	—	—	184,404

Institutional brokerage:
Equity brokerage	49,488	—	—	49,488	53,831	—	—	53,831
Fixed income services	41,954	—	—	41,954	42,482	—	—	42,482
Total institutional brokerage	91,442	—	—	91,442	96,313	—	—	96,313

Interest income	8,306	—	—	8,306	8,712	—	—	8,712
Investment income	5,017	9,151	—	14,168	811	10,304	—	11,115
Total revenues	335,288	9,151	—	344,439	290,240	10,304	—	300,544
Interest expense	1,383	—	—	1,383	1,014	—	1,625	2,639
Net revenues	333,905	9,151	—	343,056	289,226	10,304	(1,625)	297,905
Total non-interest expenses	277,959	2,066	10,609	290,634	248,450	2,492	21,154	272,096
Pre-tax income	$55,946	$7,085	$(10,609)	$52,422	$40,776	$7,812	$(22,779)	$25,809

Pre-tax margin	16.8%	15.3%	14.1%	8.7%
(1)The following is a summary of the adjustments needed to reconcile our consolidated U.S. GAAP financial results to the adjusted, non-GAAP financial results:
Noncontrolling interests – The impacts of consolidating noncontrolling interests in our alternative asset management funds are not included in our adjusted financial results.
Other adjustments – The following items are not included in our adjusted financial results:

	Three Months Ended March 31,
(Amounts in thousands)	2024	2023
Other adjustments
Interest expense on long-term financing	$—	$1,625

Other adjustments to total non-interest expenses:
Compensation from acquisition-related agreements	11,748	16,250
Amortization of intangible assets related to acquisitions	2,361	4,904
Non-compensation expenses from potential regulatory settlements	(3,500)	—
Total other adjustments to total non-interest expenses	10,609	21,154

Total other adjustments	$10,609	$22,779

Net revenues on a U.S. GAAP basis were $343.1 million for the three months ended March 31, 2024, compared with $297.9 million in the prior-year period. For the three months ended March 31, 2024, adjusted net revenues were $333.9 million, compared with $289.2 million in the first quarter of 2023. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise.

Piper Sandler Companies | 42

The following table provides supplemental business information:

	Three Months Ended
	March 31,
	2024	2023
Advisory services
Completed M&A and restructuring transactions	48	55
Completed capital advisory transactions	9	14
Total completed advisory transactions	57	69

Corporate financings
Total equity transactions priced	25	19
Book run equity transactions priced	20	14
Total debt and preferred transactions priced	10	4
Book run debt and preferred transactions priced	6	2

Advisory services and corporate financing
Number of managing directors	171	171

Municipal negotiated issues
Aggregate par value of issues priced (in billions)	$4.0	$2.8
Total issues priced	86	81

Equity brokerage
Number of shares traded (in billions)	2.6	2.8

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

In the first quarter of 2024, investment banking revenues increased 25.0 percent to $230.5 million, compared with $184.4 million in the prior-year period. For the three months ended March 31, 2024, advisory services revenues were $157.2 million, up 11.7 percent compared to $140.7 million in the first quarter of 2023, driven by a higher average fee, which more than offset the decline in completed transactions. During the first quarter of 2024, our activity was broad based across sectors, led by our energy & power group with solid contributions from the financial services, consumer and healthcare sectors. In addition, both our restructuring and debt advisory product teams registered strong results in the quarter. For the three months ended March 31, 2024, corporate financing revenues were $52.6 million, up 96.2 percent compared with $26.8 million for the three months ended March 31, 2023, due to both a higher average fee and more completed corporate financings. Equity financing activity improved significantly during the quarter driven by a more accommodative backdrop and increased demand from companies needing to raise capital, particularly biopharma companies. Activity for us during the first quarter of 2024 was principally in the healthcare sector, and we served as book runner on 19 of the 20 completed healthcare equity deals. In the prior-year period, the overall market activity for equity capital raising was below historic levels. Municipal financing revenues for the three months ended March 31, 2024 were $20.8 million, up 22.5 percent compared to $16.9 million in the prior-year period as we executed more specialty sector financings driven by increased investor demand.

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

Piper Sandler Companies | 43

For the three months ended March 31, 2024, institutional brokerage revenues were $91.4 million, down 5.1 percent compared with $96.3 million in the prior-year period. Equity brokerage revenues were $49.5 million in the first quarter of 2024, down 8.1 percent compared with $53.8 million in the corresponding period of 2023, due to lower volatility and volumes. For the three months ended March 31, 2024, fixed income services revenues were $42.0 million, essentially flat compared to $42.5 million in the prior-year period as interest rate uncertainty continues to mute client activity.

Interest income represents amounts earned from holding long inventory positions and cash balances. For the three months ended March 31, 2024, interest income decreased slightly to $8.3 million, compared with $8.7 million for the three months ended March 31, 2023.

Investment income includes realized and unrealized gains and losses on investments, including amounts attributable to noncontrolling interests, in our alternative asset management funds, as well as management and performance fees generated from those funds. For the three months ended March 31, 2024, we recorded investment income of $14.2 million, compared with $11.1 million in the corresponding period of 2023. In the first quarter of 2024, we recorded higher unrealized gains on our investments and the noncontrolling interests in the alternative asset management funds that we manage. Excluding the impact of noncontrolling interests, adjusted investment income was $5.0 million for the three months ended March 31, 2024, compared with $0.8 million for the three months ended March 31, 2023.

Interest expense represents amounts associated with financing, economically hedging and holding short inventory positions, including interest paid on our short- and long-term financing arrangements, as well as commitment fees on our committed line and revolving credit facility. For the three months ended March 31, 2024, interest expense decreased to $1.4 million, compared with $2.6 million in the prior-year period. The decrease was primarily due to lower interest paid on long-term financing arrangements, as we repaid our $125 million of Class B unsecured fixed rate senior notes upon maturity on October 15, 2023.

Pre-tax margin for the three months ended March 31, 2024 increased to 15.3 percent, compared to 8.7 percent for the corresponding period of 2023. Adjusted pre-tax margin for the three months ended March 31, 2024 increased to 16.8 percent, compared with 14.1 percent for the corresponding period of 2023. In the current quarter, the increase in pre-tax margin on both a U.S. GAAP and adjusted basis was primarily due to higher net revenues.

RECENT ACCOUNTING PRONOUNCEMENTS
Recent accounting pronouncements are set forth in Note 3 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and are incorporated herein by reference.

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

We believe that of our significant accounting policies, the following are our critical accounting policies and estimates:

•Valuation of Financial Instruments
•Goodwill and Intangible Assets
•Stock-Based Compensation Plans
•Income Taxes

See the "Critical Accounting Policies and Estimates" section and Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 for further information on our critical accounting policies and estimates.

Piper Sandler Companies | 44

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

Our dividend policy is intended to return between 30 percent and 50 percent of our fiscal year adjusted net income to shareholders. Our board of directors determines the declaration and payment of dividends and is free to change our dividend policy at any time. Our board of directors declared the following dividends on shares of our common stock:

Declaration Date		Dividend Per Share	Record Date	Payment Date
Related to 2022:
February 3, 2023	(1)	$1.25	March 3, 2023	March 17, 2023
Related to 2023:
February 3, 2023		0.60	March 3, 2023	March 17, 2023
May 2, 2023		0.60	May 26, 2023	June 9, 2023
July 28, 2023		0.60	August 25, 2023	September 8, 2023
October 27, 2023		0.60	November 21, 2023	December 8, 2023
February 2, 2024	(1)	1.00	March 4, 2024	March 15, 2024
Related to 2024:
February 2, 2024		0.60	March 4, 2024	March 15, 2024
April 26, 2024		0.60	May 24, 2024	June 7, 2024
(1)Represents a special cash dividend.

As part of our capital management strategy, we repurchase our common stock over time in order to offset the dilutive effect of our employee stock-based compensation awards and our grants of acquisition-related restricted stock, as well as to return capital to shareholders.

Effective May 6, 2022, our board of directors authorized the repurchase of up to $150.0 million in common shares through December 31, 2024. During the three months ended March 31, 2024, we did not repurchase any shares of our common stock related to this authorization. At March 31, 2024, we had $138.2 million remaining under this authorization.

We also purchase shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. During the first quarter of 2024, we purchased 288,977 shares of our common stock at an average price of $180.26 per share for an aggregate purchase price of $52.1 million for these purposes.

Piper Sandler Companies | 45

Leverage
The following table presents total assets, adjusted assets, total shareholders' equity and tangible common shareholders' equity with the resulting leverage ratios:

	March 31,	December 31,
(Dollars in thousands)	2024	2023
Total assets	$1,822,453	$2,140,983
Deduct: Goodwill and intangible assets	(415,596)	(417,957)
Deduct: Right-of-use lease assets	(67,335)	(69,387)
Deduct: Assets attributable to noncontrolling interests	(234,230)	(217,411)
Adjusted assets	$1,105,292	$1,436,228

Total shareholders' equity	$1,325,030	$1,299,473
Deduct: Goodwill and intangible assets	(415,596)	(417,957)
Deduct: Noncontrolling interests	(224,455)	(213,975)
Tangible common shareholders' equity	$684,979	$667,541

Leverage ratio (1)	1.4	1.6
Adjusted leverage ratio (2)	1.6	2.2
(1)Leverage ratio equals total assets divided by total shareholders' equity.
(2)Adjusted leverage ratio equals adjusted assets divided by tangible common shareholders' equity.

Adjusted assets and tangible common shareholders' equity are non-GAAP financial measures. Goodwill and intangible assets are subtracted from total assets and total shareholders' equity in determining adjusted assets and tangible common shareholders' equity, respectively, as we believe that goodwill and intangible assets do not constitute operating assets that can be deployed in a liquid manner. Right-of-use lease assets are also subtracted from total assets in determining adjusted assets as these are not operating assets that can be deployed in a liquid manner. Amounts attributable to noncontrolling interests are subtracted from total assets and total shareholders' equity in determining adjusted assets and tangible common shareholders' equity, respectively, as they represent assets and equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Sandler Companies. We view the resulting measure of adjusted leverage, also a non-GAAP financial measure, as a more relevant measure of financial risk when comparing financial services companies. Our adjusted leverage ratio decreased from December 31, 2023, primarily due to a decline in cash and cash equivalents driven by the payment of annual incentive compensation in the first quarter of 2024.

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

Piper Sandler Companies | 46

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

Pershing Clearing Arrangement
We have established an arrangement to obtain financing from Pershing related to the majority of our trading activities. Under our fully disclosed clearing agreement, all of our securities inventories with the exception of convertible securities, and all of our customer activities are held by or cleared through Pershing. Financing under this arrangement is secured primarily by securities, and collateral limitations could reduce the amount of funding available under this arrangement. We may accommodate non-standard settlement timeframes for our clients, which can impact our funding and collateral balances. Our clearing arrangement activities are recorded net of trading activity and reported within receivables from or payables to brokers, dealers and clearing organizations. The funding is at the discretion of Pershing (i.e., uncommitted) and could be denied without a notice period. Our fully disclosed clearing agreement includes a covenant requiring Piper Sandler & Co., our U.S. broker dealer subsidiary, to maintain excess net capital of $120 million. At March 31, 2024, we had $208.6 million of financing outstanding under this arrangement.

Clearing Arrangement with Bank Financing
We have established a financing arrangement with a U.S. branch of Canadian Imperial Bank of Commerce ("CIBC") related to our convertible securities inventories. Under this arrangement, our convertible securities inventories are cleared through a broker dealer affiliate of CIBC and held by CIBC. We generally economically hedge changes in the market value of our convertible securities inventories using the underlying common stock or the stock options of the underlying common stock. Financing under this arrangement is secured primarily by convertible securities and collateral limitations could reduce the amount of funding available. The funding is at the discretion of CIBC (i.e., uncommitted) and could be denied subject to a notice period. This arrangement is reported within receivables from or payables to brokers, dealers and clearing organizations, net of trading activity. At March 31, 2024, we had $105.5 million of financing outstanding under this arrangement.

Revolving Credit Facility
We have an unsecured $100 million revolving credit facility with U.S. Bank N.A. The credit agreement will terminate on December 18, 2026, unless otherwise terminated. At March 31, 2024, there were no advances against this credit facility.

This credit facility includes customary events of default and covenants that, among other things, require Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, limit our leverage ratio, require maintenance of a minimum ratio of operating cash flow to fixed charges, and impose certain limitations on our ability to make acquisitions and make payments on our capital stock. At March 31, 2024, we were in compliance with all covenants.

Committed Line
Our committed line is a one-year $50 million revolving secured credit facility. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, and the unpaid principal amount of all advances under the facility will be due on December 6, 2024. At March 31, 2024, we had no advances against this line of credit.

Piper Sandler Companies | 47

The following table presents the average balances outstanding for our various funding sources by quarter for 2024 and 2023:

	Average Balance for the Three Months Ended
(Amounts in millions)	Mar. 31, 2024	Dec. 31, 2023	Sept. 30, 2023	June 30, 2023	Mar. 31, 2023
Funding source
Pershing clearing arrangement	$43.2	$27.5	$7.1	$26.8	$8.5
Clearing arrangement with bank financing	85.3	43.5	96.1	99.6	55.2
Revolving credit facility	4.9	40.5	—	—	—
Total	$133.4	$111.5	$103.2	$126.4	$63.7

The average funding in the first quarter of 2024 increased to $133.4 million, compared with $111.5 million during the fourth quarter of 2023 and $63.7 million during the first quarter of 2023, primarily due to funding non-standard settlements for certain clients. The increase compared to the fourth quarter of 2023 was also due to higher average balances of convertible securities inventories, partially offset by the repayment of the outstanding balance on our revolving credit facility.

The following table presents the maximum daily funding amount by quarter for 2024 and 2023:

(Amounts in millions)	2024	2023
First Quarter	$544.2	$146.6
Second Quarter		370.1
Third Quarter		224.2
Fourth Quarter		550.8

Capital Requirements
As a registered broker dealer and member firm of the Financial Industry Regulatory Authority, Inc. ("FINRA"), Piper Sandler & Co. is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule which requires that we maintain minimum net capital of $1.0 million. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain approvals, notifications and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. At March 31, 2024, our net capital under the SEC's uniform net capital rule was $188.8 million, and exceeded the minimum net capital required under the SEC rule by $187.8 million.

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

At March 31, 2024, Piper Sandler Ltd., our broker dealer subsidiary registered in the U.K., was subject to, and was in compliance with, the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority pursuant to the Financial Services Act of 2012.

Piper Sandler Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At March 31, 2024, Piper Sandler Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Piper Sandler Companies | 48

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes the notional contract value of our off-balance sheet arrangements for the periods presented:

	Expiration Per Period at December 31,						Total Contractual Amount
				2027	2029		March 31,	December 31,
(Amounts in thousands)	2024	2025	2026	- 2028	- 2030	Later	2024	2023
Customer matched-book derivative contracts (1) (2)	$46,190	$30,000	$6,960	$47,244	$101,392	$1,132,118	$1,363,904	$1,356,924
Trading securities derivative contracts (2)	162,350	12,500	—	—	—	5,000	179,850	196,250
Investment commitments (3)	—	—	—	—	—	—	93,549	95,142
(1)Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with one major financial institution, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $78.3 million at March 31, 2024) who are not required to post collateral. The uncollateralized amounts, representing the fair value of the derivative contracts, expose us to the credit risk of these counterparties. At March 31, 2024, we had $5.0 million of credit exposure with these counterparties, including $4.6 million of credit exposure with one counterparty.
(2)We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At March 31, 2024 and December 31, 2023, the net fair value of these derivative contracts approximated $6.0 million and $6.9 million, respectively.
(3)The investment commitments have no specified call dates. The timing of capital calls is based on market conditions and investment opportunities.

Derivatives
Derivatives' notional or contract amounts are not reflected as assets or liabilities on our consolidated statements of financial condition. Rather, the fair value of the derivative transactions are reported on the consolidated statements of financial condition as assets or liabilities in financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased, as applicable. For a discussion of our activities related to derivative products, see Note 6 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Investment Commitments
We have investments, including those made as part of our alternative asset management activities, in limited partnerships or limited liability companies that make direct or indirect equity or debt investments in companies. We commit capital and/or act as the managing partner of these entities. We have committed capital of $93.5 million to certain entities and these commitments generally have no specified call dates.

Piper Sandler Companies | 49

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

The audit committee of the board of directors oversees management's processes for identifying and evaluating our major risks, and the policies, procedures and practices employed by management to govern its risk assessment and risk management processes. The nominating and governance committee of the board of directors oversees the board of directors' committee structures and functions as they relate to the various committees' responsibilities with respect to oversight of our major risk exposures. With respect to these major risk exposures, the audit committee is responsible for overseeing management's monitoring and control of our major risk exposures relating to market risk, credit risk, liquidity risk, legal and regulatory risk, operational risk (including cybersecurity, as further described in Part I, Item 1C "Cybersecurity" in our Annual Report on Form 10-K for the year ended December 31, 2023), and human capital risk relating to misconduct, fraud, and legal and compliance matters. Our compensation committee is responsible for overseeing management's monitoring and control of our major risk exposures relating to compensation, organizational structure, and succession. Our board of directors is responsible for overseeing management's monitoring and control of our major risk exposures related to our corporate strategy. Our Chief Executive Officer and Chief Financial Officer meet with the audit committee on a quarterly basis to discuss our market, liquidity, and legal and regulatory risks, and provide updates to the board of directors, audit committee, and compensation committee concerning the other major risk exposures on a regular basis.

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
Piper Sandler Companies | 50

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

Our different types of market risk include:

Interest Rate Risk
Interest rate risk represents the potential volatility from changes in market interest rates. We are exposed to interest rate risk arising from changes in the level and volatility of interest rates, changes in the slope of the yield curve, changes in credit spreads, and the rate of prepayments on our interest-earning assets (e.g., inventories) and our funding sources (e.g., short-term financing) which finance these assets. Interest rate risk is managed by selling short U.S. government securities, agency securities, corporate debt securities and derivative contracts. See Note 6 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on our derivative contracts. Our interest rate hedging strategies may not work in all market environments and as a result may not be effective in mitigating interest rate risk. Also, we establish limits on our long fixed income securities inventory, monitor these limits on a daily basis and manage within those limits. Our limits include but are not limited to the following: position and concentration size, dollar duration (i.e., DV01), credit quality and aging.

We estimate that a parallel 50 basis point adverse change in the market would result in a decrease of approximately $0.2 million in the carrying value of our fixed income securities inventory as of March 31, 2024, including the effect of the hedging transactions.

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

Piper Sandler Companies | 51

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

A key tenet of our risk management procedures related to credit risk is the daily monitoring of the credit quality of our long fixed income securities inventory. These rating trends and the credit quality mix are regularly reviewed with the executive financial risk committee. The following table summarizes the credit rating for our long corporate fixed income securities, taxable and tax-exempt municipal securities, and U.S. government and agency securities as a percentage of the total of these asset classes as of March 31, 2024:

	AAA	AA	A	BBB	BB	Not Rated
Corporate fixed income securities	—%	—%	—%	0.1%	—%	—%
Taxable and tax-exempt municipal securities	14.5%	48.0%	19.4%	—%	—%	1.0%
U.S. government and agency securities	—%	16.6%	—%	—%	—%	0.4%
	14.5%	64.6%	19.4%	0.1%	—%	1.4%

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

Piper Sandler Companies | 52

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

We have concentrated counterparty credit exposure with three non-publicly rated entities totaling $5.0 million at March 31, 2024. This counterparty credit exposure is part of our matched-book derivative program related to our public finance business, consisting primarily of interest rate swaps. One derivative counterparty represented 92.1 percent, or $4.6 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

Our operations rely on secure processing, storage and transmission of confidential and other information in our internal and outsourced computer systems and networks. Our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code, internal misconduct or inadvertent errors and other events that could have an information security impact. The occurrence of one or more of these events could jeopardize our or our clients' or counterparties' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients', our counterparties' or third parties' operations. We take protective measures and endeavor to modify them as circumstances warrant. A further discussion of our procedures for cybersecurity risk management is included in Part I, Item 1C "Cybersecurity" in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Piper Sandler Companies | 53

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

Piper Sandler Companies | 54

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

During the first quarter of our fiscal year ending December 31, 2024, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings.
The discussion of our legal proceedings contained in Note 11 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.
The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

There have been no material changes to the risk factors disclosed under Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023.

Piper Sandler Companies | 55

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The table below sets forth the information with respect to purchases made by or on behalf of Piper Sandler Companies or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the quarter ended March 31, 2024.

			Total Number of Shares	Approximate Dollar
			Purchased as Part of	Value of Shares Yet to be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs (1)
Month #1
January 1, 2024 to January 31, 2024	99,888	$167.60	—	$138	million
Month #2
February 1, 2024 to February 29, 2024	189,089	$186.94	—	$138	million
Month #3
March 1, 2024 to March 31, 2024	—	$—	—	$138	million
Total	288,977	$180.26	—	$138	million

(1)	Effective May 6, 2022, our board of directors authorized the repurchase of up to $150.0 million of common stock through December 31, 2024.

Item 3. Defaults Upon Senior Securities.
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K, except as follows:

On February 13, 2024, Debbra L. Schoneman, our President, through the Debbra L Schoneman Revocable Trust, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 14,050 shares of our common stock. The arrangement is effective until March 28, 2025. This Rule 10b5-1 trading arrangement is in accordance with our policies regarding insider trading and actual sale transactions made pursuant to this trading arrangement will be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules and regulations.

Piper Sandler Companies | 56

Item 6. Exhibits.

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
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. *

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL and included in Exhibit 101. *
*    Filed herewith.
**    This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Piper Sandler Companies | 57

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIPER SANDLER COMPANIES

Date:	May 7, 2024	By	/s/ Chad R. Abraham
		Name	Chad R. Abraham
		Its	Chairman and Chief Executive Officer

Date:	May 7, 2024	By	/s/ Katherine P. Clune
		Name	Katherine P. Clune
		Its	Chief Financial Officer