Form 10-Q
period 2024-06-30
PIPER SANDLER COMPANIES
filed 2024-08-06
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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
Yes  ☐ No  ☑
As of July 30, 2024, the registrant had 17,697,079 shares of Common Stock outstanding.

Part I.    Financial Information
Part II.    Other Information
Piper Sandler Companies | 2

Part I.    Financial Information
Item 1.    Financial Statements.

Piper Sandler Companies | 3

Piper Sandler Companies
Consolidated Statements of Financial Condition

	June 30,	December 31,
	2024	2023
(Amounts in thousands, except share data)	(Unaudited)
Assets
Cash and cash equivalents	$320,935	$383,098
Receivables from brokers, dealers and clearing organizations	117,351	212,004

Financial instruments and other inventory positions owned:
Financial instruments and other inventory positions owned	329,184	341,780
Financial instruments and other inventory positions owned and pledged as collateral	89,061	92,777
Total financial instruments and other inventory positions owned	418,245	434,557

Investments (including noncontrolling interests of $183,293 and $211,096, respectively)	266,558	298,048
Fixed assets (net of accumulated depreciation and amortization of $99,721 and $91,378, respectively)	56,887	60,770
Right-of-use lease assets	66,550	69,387
Goodwill	301,760	301,760
Intangible assets (net of accumulated amortization of $155,209 and $150,487, respectively)	111,475	116,197
Net deferred income tax assets	147,260	179,207
Other assets	113,042	85,955
Total assets	$1,920,063	$2,140,983

Liabilities and Shareholders' Equity
Short-term financing	$—	$30,000
Payables to brokers, dealers and clearing organizations	21,950	979
Financial instruments and other inventory positions sold, but not yet purchased	117,994	148,980
Accrued compensation	275,964	486,145
Accrued lease liabilities	90,099	93,727
Other liabilities and accrued expenses	73,248	81,679
Total liabilities	579,255	841,510

Shareholders' equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at June 30, 2024 and December 31, 2023;
Shares issued: 19,556,198 at June 30, 2024 and 19,553,101 at December 31, 2023;
Shares outstanding: 15,902,131 at June 30, 2024 and 15,200,149 at December 31, 2023	195	195
Additional paid-in capital	973,070	988,136
Retained earnings	481,177	454,358
Less: Common stock held in treasury, at cost: 3,654,067 shares at June 30, 2024 and 4,352,952 shares at December 31, 2023	(327,392)	(356,297)
Accumulated other comprehensive loss	(792)	(894)
Total common shareholders' equity	1,126,258	1,085,498
Noncontrolling interests	214,550	213,975
Total shareholders' equity	1,340,808	1,299,473

Total liabilities and shareholders' equity	$1,920,063	$2,140,983
See Notes to the Consolidated Financial Statements
Piper Sandler Companies | 4

Piper Sandler Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2024	2023	2024	2023
Revenues
Investment banking	$259,782	$183,967	$490,305	$368,371
Institutional brokerage	91,737	87,838	183,179	184,151
Interest income	6,676	3,729	14,982	12,441
Investment income/(loss)	(17,351)	15,797	(3,183)	26,912
Total revenues	340,844	291,331	685,283	591,875
Interest expense	1,665	2,605	3,048	5,244
Net revenues	339,179	288,726	682,235	586,631

Non-interest expenses
Compensation and benefits	234,709	189,204	457,155	388,598
Outside services	13,974	13,456	26,396	25,582
Occupancy and equipment	16,757	16,020	32,793	31,748
Communications	14,568	13,047	27,797	27,358
Marketing and business development	11,372	10,930	22,135	20,982
Deal-related expenses	5,943	7,505	12,330	13,519
Trade execution and clearance	4,515	4,854	9,381	9,768
Restructuring and integration costs	977	3,903	977	3,903
Intangible asset amortization	2,361	4,904	4,722	9,808
Other operating expenses	5,757	10,522	7,881	15,175
Total non-interest expenses	310,933	274,345	601,567	546,441

Income before income tax expense/(benefit)	28,246	14,381	80,668	40,190
Income tax expense/(benefit)	13,276	(250)	16,120	(7,887)
Net income	14,970	14,631	64,548	48,077
Net income/(loss) attributable to noncontrolling interests	(19,803)	10,677	(12,718)	18,489
Net income attributable to Piper Sandler Companies	$34,773	$3,954	$77,266	$29,588

Earnings per common share
Basic	$2.19	$0.26	$4.92	$2.00
Diluted	$1.97	$0.23	$4.40	$1.73

Dividends declared per common share	$0.60	$0.60	$2.20	$2.45

Weighted average number of common shares outstanding
Basic	15,879	15,066	15,689	14,788
Diluted	17,633	17,084	17,569	17,134

See Notes to the Consolidated Financial Statements
Piper Sandler Companies | 5

Piper Sandler Companies
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2024	2023	2024	2023
Net income	$14,970	$14,631	$64,548	$48,077
Other comprehensive income, net of tax — Foreign currency translation adjustment	58	779	102	1,734
Comprehensive income	15,028	15,410	64,650	49,811
Comprehensive income/(loss) attributable to noncontrolling interests	(19,803)	10,677	(12,718)	18,489
Comprehensive income attributable to Piper Sandler Companies	$34,831	$4,733	$77,368	$31,322

See Notes to the Consolidated Financial Statements

Piper Sandler Companies | 6

Piper Sandler Companies
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

						Accumulated	Total
	Common		Additional			Other	Common		Total
(Amounts in thousands,	Shares	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
except share amounts)	Outstanding	Stock	Capital	Earnings	Stock	Loss	Equity	Interests	Equity
Balance at December 31, 2023	15,200,149	$195	$988,136	$454,358	$(356,297)	$(894)	$1,085,498	$213,975	$1,299,473
Net income	—	—	—	42,493	—	—	42,493	7,085	49,578
Dividends	—	—	—	(35,660)	—	—	(35,660)	—	(35,660)
Amortization/issuance of restricted stock (1)	—	—	60,185	—	—	—	60,185	—	60,185
Issuance of treasury shares for restricted stock vestings	730,695	—	(61,232)	—	61,232	—	—	—	—
Repurchase of common stock from employees	(288,977)	—	—	—	(52,091)	—	(52,091)	—	(52,091)
Shares reserved/issued for director compensation	555	—	106	—	—	—	106	—	106
Other comprehensive income	—	—	—	—	—	44	44	—	44
Fund capital contributions, net	—	—	—	—	—	—	—	3,395	3,395
Balance at March 31, 2024	15,642,422	$195	$987,195	$461,191	$(347,156)	$(850)	$1,100,575	$224,455	$1,325,030
Net income/(loss)	—	—	—	34,773	—	—	34,773	(19,803)	14,970
Dividends	—	—	—	(14,787)	—	—	(14,787)	—	(14,787)
Amortization/issuance of restricted stock (1)	—	—	10,608	—	—	—	10,608	—	10,608
Issuance of treasury shares for restricted stock vestings	284,320	—	(25,260)	—	25,260	—	—	—	—
Repurchase of common stock from employees	(27,153)	—	—	—	(5,496)	—	(5,496)	—	(5,496)
Shares reserved/issued for director compensation	2,542	—	527	—	—	—	527	—	527
Other comprehensive income	—	—	—	—	—	58	58	—	58
Fund capital contributions, net	—	—	—	—	—	—	—	9,898	9,898
Balance at June 30, 2024	15,902,131	$195	$973,070	$481,177	$(327,392)	$(792)	$1,126,258	$214,550	$1,340,808

Continued on next page
Piper Sandler Companies | 7

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

See Notes to the Consolidated Financial Statements
Piper Sandler Companies | 8

Piper Sandler Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(Amounts in thousands)	2024	2023
Operating Activities
Net income	$64,548	$48,077
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization of fixed assets	8,494	8,980
Deferred income taxes	31,947	(10,583)
Stock-based compensation	50,590	41,177
Amortization of intangible assets	4,722	9,808
Amortization of forgivable loans	7,039	5,399
Decrease/(increase) in operating assets:
Receivables from brokers, dealers and clearing organizations	94,653	86,964
Net financial instruments and other inventory positions owned	(14,674)	(28,894)
Investments	31,490	(31,530)
Other assets	(30,850)	(12,449)
Increase/(decrease) in operating liabilities:
Payables to brokers, dealers and clearing organizations	20,971	(3,350)
Accrued compensation	(187,687)	(298,361)
Other liabilities and accrued expenses	(11,954)	10,129
Net cash provided by/(used in) operating activities	69,289	(174,633)

Investing Activities
Purchases of fixed assets, net	(4,652)	(4,698)
Net cash used in investing activities	(4,652)	(4,698)

Financing Activities
Net change in short-term financing	(30,000)	—
Payment of contingent consideration	(1,550)	—
Payment of cash dividend	(50,447)	(64,132)
Increase in noncontrolling interests	13,293	7,275
Repurchase of common stock	(57,587)	(63,717)
Net cash used in financing activities	(126,291)	(120,574)

Currency adjustment:
Effect of exchange rate changes on cash	(509)	1,501

Net decrease in cash and cash equivalents	(62,163)	(298,404)

Cash and cash equivalents at beginning of period	383,098	365,624
Cash and cash equivalents at end of period	$320,935	$67,220

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$2,953	$5,124
Income taxes	$4,747	$20,206
See Notes to the Consolidated Financial Statements
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

NOTE 4 | ACQUISITIONS
Definitive Agreement to Acquire Aviditi Advisors
On June 6, 2024, the Company announced a definitive agreement to acquire Aviditi Advisors, an alternative investment bank providing full lifecycle services to financial sponsors, global alternative investment managers and limited partner investors. The purchase price consists of cash and equity consideration, and additional cash consideration may be earned if certain revenue targets are achieved. Restricted compensation arrangements will also be granted for retention purposes. The transaction is expected to close late in the third quarter or early in the fourth quarter of 2024, subject to obtaining required regulatory approvals and other customary closing conditions.

NOTE 5 | RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

	June 30,	December 31,
(Amounts in thousands)	2024	2023
Receivables from brokers, dealers and clearing organizations
Receivable from clearing organizations	$108,075	$199,143
Receivable from brokers and dealers	5,913	9,176
Other	3,363	3,685
Total receivables from brokers, dealers and clearing organizations	$117,351	$212,004

Payables to brokers, dealers and clearing organizations
Payable to brokers and dealers	$21,950	$979
Total payables to brokers, dealers and clearing organizations	$21,950	$979

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

Investments
The Company's investments valued at fair value include equity investments in private companies and mutual funds held by a grantor trust for the Company's nonqualified deferred compensation plan. Investments in private companies are valued based on an assessment of each underlying security, considering rounds of financing, the financial condition and operating results of the private company, third-party transactions and market-based information, including comparable company transactions, trading multiples (e.g., multiples of revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA")), discounted cash flow analyses and changes in market outlook, among other factors. These securities are categorized based on the lowest level of input that is significant to the fair value measurement. Certain underlying securities, as well as investments in mutual funds, are valued based on quoted prices from the exchange for identical assets as of the period-end date. To the extent these securities are actively traded and valuation adjustments are not applied, they are categorized as Level I. See Note 9 and Note 15 to our consolidated financial statements for additional information about the Company's nonqualified deferred compensation plan.

Piper Sandler Companies | 14

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the valuation of the Company's financial instruments by pricing observability levels defined in FASB Accounting Standards Codification Topic 820, "Fair Value Measurement" ("ASC 820") as of June 30, 2024:

				Counterparty
				and Cash
				Collateral
(Amounts in thousands)	Level I	Level II	Level III	Netting (1)	Total
Assets
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$15	$3,425	$—	$—	$3,440
Convertible securities	—	127,669	—	—	127,669
Fixed income securities	—	5,608	—	—	5,608
Municipal securities:
Taxable securities	—	36,086	—	—	36,086
Tax-exempt securities	—	140,474	270	—	140,744
Short-term securities	—	18,012	—	—	18,012
Asset-backed securities	—	33,115	—	—	33,115
U.S. government agency securities	—	36,768	—	—	36,768
U.S. government securities	7,318	—	—	—	7,318
Derivative contracts	—	38,807	2,655	(31,977)	9,485
Total financial instruments and other inventory positions owned	7,333	439,964	2,925	(31,977)	418,245

Cash equivalents	115,208	—	—	—	115,208
Investments at fair value (2)	56,585	—	195,834	—	252,419
Total assets	$179,126	$439,964	$198,759	$(31,977)	$785,872

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$33,558	$—	$—	$—	$33,558
Fixed income securities	—	3,079	—	—	3,079
U.S. government agency securities	—	4,193	—	—	4,193
U.S. government securities	73,752	—	—	—	73,752
Derivative contracts	—	33,521	2,974	(33,083)	3,412
Total financial instruments and other inventory positions sold, but not yet purchased	$107,310	$40,793	$2,974	$(33,083)	$117,994
(1)Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.
(2)Includes noncontrolling interests of $183.3 million attributable to unrelated third-party ownership in consolidated alternative asset management funds.

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

Piper Sandler Companies | 16

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The Company's Level III assets were $198.8 million (including noncontrolling interests of $153.3 million) and $233.0 million (including noncontrolling interests of $177.0 million), or 25.3 percent and 21.9 percent of financial instruments measured at fair value at June 30, 2024 and December 31, 2023, respectively. There were $8.7 million and $13.2 million of transfers of financial assets out of Level III for the three and six months ended June 30, 2024, respectively, and $14.7 million of transfers of financial assets out of Level III for the six months ended June 30, 2023. Transfers out of Level III are primarily due to unobservable inputs becoming observable. At June 30, 2024, the Company's Level I investments at fair value included $26.4 million of equity securities subject to contractual sale restrictions, of which $2.6 million will expire in the third quarter of 2024 and $4.5 million will expire in the fourth quarter of 2024. The sales restrictions on the remaining equity securities are in effect during certain trading windows so long as the securities are owned.

The following tables summarize the changes in fair value associated with Level III financial instruments held at the beginning or end of the periods presented:

	Level III
	Assets			Liabilities
(Amounts in thousands)	Tax-Exempt Municipal Securities	Derivative Contracts	Investments at Fair Value	Derivative Contracts
Balance at March 31, 2024	$276	$2,754	$217,693	$4,571
Purchases	—	—	10,055	—
Sales	—	—	(30,000)	—
Settlements	—	(101)	—	(1,168)
Transfers in	—	—	—	—
Transfers out	—	—	(8,689)	—
Total realized and unrealized gains/(losses)	(6)	2	6,775	(429)
Balance at June 30, 2024	$270	$2,655	$195,834	$2,974

Balance at March 31, 2023	$3,896	$442	$201,443	$3,777
Purchases	—	—	6,188	—
Sales	—	—	—	—
Settlements	—	25	—	(2,429)
Transfers in	—	—	—	—
Transfers out	—	—	—	—
Total realized and unrealized gains/(losses)	(6)	860	1,206	(618)
Balance at June 30, 2023	$3,890	$1,327	$208,837	$730

Unrealized gains/(losses) for assets/liabilities held at:
June 30, 2024	$(6)	$1,472	$(16,678)	$418
June 30, 2023	$(6)	$950	$1,206	$21

Piper Sandler Companies | 17

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

	Level III
	Assets			Liabilities
(Amounts in thousands)	Tax-Exempt Municipal Securities	Derivative Contracts	Investments at Fair Value	Derivative Contracts
Balance at December 31, 2023	$2,869	$5,834	$224,280	$7,962
Purchases	—	—	12,055	—
Sales	(1,901)	—	(30,000)	—
Settlements	—	(2,842)	—	(3,156)
Transfers in	—	—	—	—
Transfers out	—	—	(13,219)	—
Total realized and unrealized gains/(losses)	(698)	(337)	2,718	(1,832)
Balance at June 30, 2024	$270	$2,655	$195,834	$2,974

Balance at December 31, 2022	$3,887	$4,756	$191,845	$1,082
Purchases	—	—	19,136	—
Sales	—	—	(6,747)	—
Settlements	—	(2,328)	—	(1,353)
Transfers in	—	—	—	—
Transfers out	—	—	(14,691)	—
Total realized and unrealized gains/(losses)	3	(1,101)	19,294	1,001
Balance at June 30, 2023	$3,890	$1,327	$208,837	$730

Unrealized gains/(losses) for assets/liabilities held at:
June 30, 2024	$3	$1,449	$(17,512)	$142
June 30, 2023	$3	$1,108	$10,272	$572

Realized and unrealized gains/(losses) related to financial instruments, with the exception of customer matched-book derivatives, are reported in institutional brokerage on the consolidated statements of operations. Realized and unrealized gains/(losses) related to customer matched-book derivatives are reported in investment banking. Realized and unrealized gains/(losses) related to investments are principally reported in investment income/(loss) on the consolidated statements of operations.

Piper Sandler Companies | 18

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company's Level III financial instruments as of June 30, 2024:

	Valuation			Weighted
	Technique	Unobservable Input	Range	Average (1)
Assets
Tax-exempt municipal securities	Discounted cash flow	Expected recovery rate (% of par) (3)	0 - 25%	13.4%
Derivative contracts	Discounted cash flow	Premium over the MMD curve in basis points ("bps") (3)	1 - 40 bps	10.5 bps
Investments at fair value (2)	Market approach	Revenue multiple (3)	0.8 - 9 times	6.0 times
		EBITDA multiple (3)	11 - 15 times	13.0 times
		Market comparable valuation multiple (3)	0.9 - 2 times	1.3 times
	Discounted cash flow	Discount rate (4)	19 - 25%	21.0%

Liabilities
Derivative contracts	Discounted cash flow	Premium over the MMD curve in bps (4)	0.4 - 37 bps	9.3 bps
(1)Unobservable inputs were weighted by the relative fair value of the financial instruments.
(2)As of June 30, 2024, the Company had $195.8 million of Level III investments at fair value, of which $53.2 million, or 27.2 percent, was valued based on a recent round of independent financing.
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

Piper Sandler Companies | 19

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 7 | FINANCIAL INSTRUMENTS AND OTHER INVENTORY POSITIONS

	June 30,	December 31,
(Amounts in thousands)	2024	2023
Financial instruments and other inventory positions owned
Corporate securities:
Equity securities	$3,440	$388
Convertible securities	127,669	131,375
Fixed income securities	5,608	1,645
Municipal securities:
Taxable securities	36,086	25,744
Tax-exempt securities	140,744	138,755
Short-term securities	18,012	7,122
Asset-backed securities	33,115	8,149
U.S. government agency securities	36,768	104,418
U.S. government securities	7,318	5,895
Derivative contracts	9,485	11,066
Total financial instruments and other inventory positions owned	$418,245	$434,557

Financial instruments and other inventory positions sold, but not yet purchased
Corporate securities:
Equity securities	$33,558	$53,857
Fixed income securities	3,079	2,230
U.S. government agency securities	4,193	48,268
U.S. government securities	73,752	40,437
Derivative contracts	3,412	4,188
Total financial instruments and other inventory positions sold, but not yet purchased	$117,994	$148,980

At June 30, 2024 and December 31, 2023, financial instruments and other inventory positions owned in the amount of $89.1 million and $92.8 million, respectively, had been pledged as collateral for short-term financing arrangements.

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

	June 30, 2024			December 31, 2023
(Amounts in thousands)	Derivative	Derivative	Notional	Derivative	Derivative	Notional
Derivative Category	Assets (1)	Liabilities (2)	Amount	Assets (1)	Liabilities (2)	Amount
Interest rate:
Customer matched-book	$38,849	$33,808	$1,335,165	$54,676	$49,293	$1,356,924
Trading securities	2,613	2,687	158,050	3,769	5,701	196,250
	$41,462	$36,495	$1,493,215	$58,445	$54,994	$1,553,174
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

		Three Months Ended		Six Months Ended
(Amounts in thousands)		June 30,		June 30,
Derivative Category	Operations Category	2024	2023	2024	2023
Interest rate derivative contract	Investment banking	$(210)	$(182)	$(294)	$(10)
Interest rate derivative contract	Institutional brokerage	1,499	3,932	1,810	(3,077)
Equity option derivative contract	Institutional brokerage	—	11	—	—
		$1,289	$3,761	$1,516	$(3,087)
Piper Sandler Companies | 21

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Credit risk associated with the Company's derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company's derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company's financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The majority of the Company's derivative contracts are substantially collateralized by its counterparties, who are major financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of a derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of June 30, 2024, the Company had $4.6 million of uncollateralized credit exposure with these counterparties (notional contract amount of $77.5 million), including $4.2 million of uncollateralized credit exposure with one counterparty.

NOTE 8 | INVESTMENTS

	June 30,	December 31,
(Amounts in thousands)	2024	2023
Investments at fair value	$252,419	$285,881
Investments at cost	281	281
Investments accounted for under the equity method	13,858	11,886
Total investments	266,558	298,048
Less: Investments attributable to noncontrolling interests (1)	(183,293)	(211,096)
Total investments attributable to Piper Sandler Companies	$83,265	$86,952
(1)Noncontrolling interests are attributable to unrelated third-party ownership in consolidated alternative asset management funds.

At June 30, 2024, investments carried on a cost basis had an estimated fair market value of $0.3 million. Because valuation estimates were based upon management's judgment, investments carried at cost would be categorized as Level III assets in the fair value hierarchy, if they were carried at fair value.

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

NOTE 9 | VARIABLE INTEREST ENTITIES ("VIEs")
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

Piper Sandler Companies | 22

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Consolidated VIEs
The Company's consolidated VIEs include certain alternative asset management funds in which the Company has an investment and, as the managing partner, is deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds. The following table presents information about the carrying value of the assets and liabilities of the alternative asset management funds that are consolidated by the Company and included on the consolidated statements of financial condition. The assets can only be used to settle the liabilities of the respective fund, and the creditors of the funds do not have recourse to the general credit of the Company. The alternative asset management funds have a combined $56.0 million of bank line financing available with interest rates based on SOFR plus an applicable margin. The assets and liabilities are presented prior to consolidation, and thus a portion of these assets and liabilities is eliminated in consolidation.

	June 30,	December 31,
(Amounts in thousands)	2024	2023
Assets
Cash and cash equivalents	$44,888	$6,994
Investments	231,359	266,508
Other assets	—	37
Total assets	$276,247	$273,539

Liabilities
Payables to brokers, dealers and clearing organizations	$5,000	$—
Other liabilities and accrued expenses	1,837	4,857
Total liabilities	$6,837	$4,857

The Company has investments in a grantor trust which was established as part of a nonqualified deferred compensation plan. The Company is the primary beneficiary of the grantor trust. Accordingly, the assets and liabilities of the grantor trust are consolidated by the Company on the consolidated statements of financial condition. See Note 15 for additional information on the Company's nonqualified deferred compensation plan.

Nonconsolidated VIEs
The Company determined it is not the primary beneficiary of certain VIEs and, accordingly, does not consolidate them. These VIEs had net assets approximating $1.1 billion at June 30, 2024 and December 31, 2023. The Company's exposure to loss from these VIEs is $14.2 million, which is the carrying value of its capital contributions recorded in investments on the consolidated statements of financial condition at June 30, 2024. The Company had no liabilities related to these VIEs at June 30, 2024 and December 31, 2023. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of June 30, 2024.

NOTE 10 | OTHER ASSETS

	June 30,	December 31,
(Amounts in thousands)	2024	2023
Fee receivables	$36,474	$27,765
Forgivable employee loans	24,870	15,771
Prepaid expenses	15,807	22,396
Income tax receivables	26,490	5,939
Other	9,401	14,084
Total other assets	$113,042	$85,955

Piper Sandler Companies | 23

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 11 | SHORT-TERM FINANCING
The Company has an unsecured $100 million revolving credit facility with U.S. Bank N.A. The credit agreement will terminate on December 18, 2026, unless otherwise terminated. The interest rate is variable and based on either the federal funds rate or prime plus an applicable margin. This credit facility includes customary events of default and covenants that, among other things, require the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital of $120 million, limit the Company's leverage ratio, require maintenance of a minimum ratio of operating cash flow to fixed charges, and impose certain limitations on the Company's ability to make acquisitions and make payments on its capital stock. At June 30, 2024, there were no advances against this credit facility. At December 31, 2023, there were $30.0 million of advances against this credit facility, with a weighted average interest rate of 5.33 percent.

The Company's committed short-term bank line financing at June 30, 2024 consisted of a one-year $50 million committed revolving credit facility with U.S. Bank N.A., which has been renewed annually in the fourth quarter of each year since 2008. Advances under this facility are secured by certain marketable securities. The interest rate is variable and based on the federal funds rate plus an applicable margin. The facility includes a covenant that requires the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital of $120 million, and the unpaid principal amount of all advances under this facility will be due on December 6, 2024. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis. At June 30, 2024 and December 31, 2023, the Company had no advances against this line of credit.

NOTE 12 | LEGAL CONTINGENCIES
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

The Company has reached agreements in principle with the staff of the SEC and with the staff of the Commodity Futures Trading Commission (the "CFTC") to resolve investigations regarding compliance with recordkeeping requirements for business-related communications sent over unapproved electronic messaging channels. The proposed settlement with the SEC would include a civil penalty of $14.0 million and the proposed settlement with the CFTC would include a civil penalty of $2.0 million. Each settlement remains subject to approval by the SEC or the CFTC, respectively. As of June 30, 2024, the Company had accrued $16.0 million related to these investigations and recorded a $0.5 million and $4.0 million reversal of other operating expenses for the three and six months ended June 30, 2024, respectively.

If during any period a potential adverse contingency becomes probable or is resolved for an amount in excess of the established accrual, the results of operations and cash flows in that period and the financial condition as of the end of that period could be materially adversely affected. In addition, there can be no assurance that material losses will not be incurred from claims that have not yet been brought to the Company's attention or are not yet determined to be reasonably possible. Reasonably possible losses in excess of amounts accrued at June 30, 2024 are not material.

Piper Sandler Companies | 24

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 13 | SHAREHOLDERS' EQUITY
Dividends
The Company's current dividend policy is intended to return a metric based on fiscal year net income to its shareholders. The Company's board of directors determines the declaration and payment of dividends and is free to change the Company's dividend policy at any time.

During the six months ended June 30, 2024, the Company declared and paid quarterly cash dividends on its common stock, aggregating $1.20 per share, and a special cash dividend on its common stock of $1.00 per share. The special cash dividend related to the Company's fiscal year 2023 results. Total dividends paid, including accrued forfeitable dividends paid on restricted stock vestings, were $50.4 million for the six months ended June 30, 2024.

On August 2, 2024, the board of directors declared a quarterly cash dividend on its common stock of $0.65 per share to be paid on September 13, 2024, to shareholders of record as of the close of business on August 29, 2024.

Share Repurchases
The Company purchases shares of common stock pursuant to share repurchase programs authorized by the Company's board of directors. The Company also purchases shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations.

The following table summarizes the repurchase programs authorized by the Company's board of directors:

Effective Date	Authorized Amount	Expiration Date	Remaining Authorization at June 30, 2024
May 6, 2022	$150.0 million	December 31, 2024	$138.2 million
January 1, 2022	$150.0 million	December 31, 2023	$—

During the six months ended June 30, 2024 and 2023, the Company did not repurchase shares of common stock related to its share repurchase programs.

The following table summarizes the Company's share repurchase activity from employees related to employment tax obligations:

	Six Months Ended
	June 30,
	2024	2023
Common shares repurchased	316,130	447,454
Aggregate purchase price (in millions)	$57.6	$63.7
Average price per share	$182.16	$142.40

Issuance of Shares
The Company issues common shares out of treasury stock as a result of employee restricted share vesting and exercise transactions as discussed in Note 15. During the six months ended June 30, 2024 and 2023, the Company issued 1,015,015 shares and 1,846,227 shares, respectively, related to these obligations.

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

Piper Sandler Companies | 25

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Ownership interests in entities held by parties other than the Company's common shareholders are presented as noncontrolling interests within shareholders' equity, separate from the Company's own equity. Revenues, expenses and net income or loss are reported on the consolidated statements of operations on a consolidated basis, which includes amounts attributable to both the Company's common shareholders and noncontrolling interests. Net income or loss is then allocated between the Company and noncontrolling interests based upon their relative ownership interests. Net income/(loss) attributable to noncontrolling interests is deducted from consolidated net income to determine net income attributable to the Company. The Company does not have other comprehensive income or loss attributable to noncontrolling interests.

NOTE 14 | REVENUES AND BUSINESS INFORMATION
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

Reportable financial results are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2024	2023	2024	2023
Revenues
Investment banking:
Advisory services	$183,908	$129,775	$341,097	$270,439
Corporate financing	50,641	36,923	103,222	63,728
Municipal financing	25,233	17,269	45,986	34,204
Total investment banking	259,782	183,967	490,305	368,371

Institutional brokerage:
Equity brokerage	52,075	50,435	101,563	104,266
Fixed income services	39,662	37,403	81,616	79,885
Total institutional brokerage	91,737	87,838	183,179	184,151

Interest income	6,676	3,729	14,982	12,441
Investment income/(loss)	(17,351)	15,797	(3,183)	26,912
Total revenues	340,844	291,331	685,283	591,875
Interest expense	1,665	2,605	3,048	5,244
Net revenues	339,179	288,726	682,235	586,631
Total non-interest expenses	310,933	274,345	601,567	546,441
Pre-tax income	$28,246	$14,381	$80,668	$40,190

Pre-tax margin	8.3%	5.0%	11.8%	6.9%

Piper Sandler Companies | 26

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 15 | COMPENSATION PLANS
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

The following table provides a summary of the Company's outstanding equity awards (in shares or units, as applicable) as of June 30, 2024:

Restricted stock
Restricted stock related to compensation plans:
Annual grants	566,943
Sign-on grants	102,137
Inducement grants	40,529
2020 Inducement Plan grants	263,653
2022 Inducement Plan grants	126,608
Total restricted stock related to compensation plans	1,099,870

Restricted stock related to acquisitions (1)	764,335
Total restricted stock	1,864,205

Restricted stock units	152,318

Stock options	156,667
(1)Includes restricted stock with service conditions issued in conjunction with all acquisitions since January 1, 2020.

Incentive Plan
The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company's employees and directors for up to 10.9 million shares of common stock (1.7 million shares remained available for future issuance under the Incentive Plan as of June 30, 2024). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant's death, and at the discretion of the compensation committee of the Company's board of directors.

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

Piper Sandler Companies | 28

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The fair value of the performance condition portion of the award was based on the closing price of the Company's common stock on the grant date. If the Company determines that it is probable that the performance condition will be achieved, compensation expense is amortized on a straight-line basis over the 36-month performance period. The Company reevaluates achievement of the performance condition by grant year each reporting period with changes in estimated outcomes accounted for using a cumulative effect adjustment to compensation expense. Compensation expense will be recognized only if the performance condition is met. Employees forfeit unvested restricted stock units upon termination of employment with a corresponding reversal of compensation expense. As of June 30, 2024, the expected payout leverage for the performance condition portion of the award by grant year is as follows:

Expected Payout
Grant Year	Leverage
2024	72%
2023	57%
2022	28%

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

Piper Sandler Companies | 30

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Stock-Based Compensation Activity
The following table summarizes the Company's stock-based compensation activity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in millions)	2024	2023	2024	2023
Stock-based compensation expense	$22.9	$12.8	$49.6	$40.1
Forfeitures	1.0	0.2	1.5	0.8
Tax benefit related to stock-based compensation expense	3.9	3.0	7.9	8.1

The following table summarizes the changes in the Company's unvested restricted stock:

	Unvested	Weighted Average
	Restricted Stock	Grant Date
	(in Shares)	Fair Value
December 31, 2023	2,593,922	$104.89
Granted	217,729	191.94
Vested	(919,349)	97.43
Canceled	(28,097)	135.29
June 30, 2024	1,864,205	$118.28

The following table summarizes the changes in the Company's unvested restricted stock units:

	Unvested	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
December 31, 2023	181,193	$141.08
Granted	33,694	199.39
Vested	(62,569)	103.69
Canceled	—	—
June 30, 2024	152,318	$169.34
As of June 30, 2024, there was $73.6 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 2.7 years.

Piper Sandler Companies | 31

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the changes in the Company's outstanding stock options:

Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
December 31, 2023	156,667	$133.35	6.5	$6,504,325
Granted	—	—
Exercised	—	—
Canceled	—	—
Expired	—	—
June 30, 2024	156,667	$133.35	6.0	$15,168,010

Options exercisable at June 30, 2024	81,667	$99.00	3.6	$10,712,260

As of June 30, 2024, there was $2.5 million of unrecognized compensation cost related to stock options expected to be recognized over a weighted average period of 3.6 years.

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

Nonqualified Deferred Compensation Plan
The nonqualified deferred compensation plan is an unfunded plan which allows certain highly compensated employees, at their election, to defer a portion of their compensation. This plan was closed to future deferral elections by participants for performance periods beginning after December 31, 2017. The amounts deferred under this plan are held in a grantor trust. The Company invests, as a principal, in investments to economically hedge its obligation under the nonqualified deferred compensation plan. The investments in the grantor trust consist of mutual funds which are categorized as Level I in the fair value hierarchy. These investments totaled $20.8 million and $18.6 million as of June 30, 2024 and December 31, 2023, respectively, and are included in investments on the consolidated statements of financial condition. A corresponding deferred compensation liability is included in accrued compensation on the consolidated statements of financial condition. The compensation deferred by the employees was expensed in the period earned. Changes in the fair value of the investments made by the Company are reported in investment income/(loss) and changes in the corresponding deferred compensation liability are reflected as compensation and benefits expense on the consolidated statements of operations.

Piper Sandler Companies | 32

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Acquisition-Related Compensation Arrangements
In conjunction with the 2022 acquisition of DBO Partners, additional cash of up to $25.0 million may be earned (the "DBO Earnout") if a net revenue target is achieved during the performance period from January 1, 2023 to December 31, 2024. Of the total amount, up to $20.0 million may be earned by former partners with no service requirements. The Company recorded a $1.7 million liability as of the acquisition date for the fair value of this contingent consideration. Adjustments to this liability after the acquisition date are recorded as non-compensation expense on the consolidated statements of operations. As of June 30, 2024, the Company does not expect that the portion of the DBO Earnout with no service requirements will be earned. As a result, the Company has no accrual recorded related to this additional cash payment. The remaining $5.0 million may be earned by certain employees, whom are now employees of the Company, in exchange for service requirements. Amounts estimated to be payable, if any, will be recorded as compensation expense on the consolidated statements of operations over the requisite service period. As of June 30, 2024, the Company has no accrual recorded for the portion of the DBO Earnout with service requirements. If earned, the DBO Earnout will be paid by March 31, 2025.

In conjunction with the 2022 acquisition of Cornerstone Macro, additional cash of up to $27.8 million was available to be earned based on achieving a net revenue target during the performance period from July 1, 2022 to December 31, 2023. Of the total amount, up to $6.0 million was available to be earned by Cornerstone Macro's equity owners with no service requirements. The Company paid the maximum amount of $6.0 million related to this additional cash payment in the second quarter of 2024. The remaining amount may be earned by the equity owners, whom are now employees of the Company, and certain employees in exchange for service requirements. Amounts estimated to be payable, if any, will be recorded as compensation expense on the consolidated statements of operations over the requisite service period, and will be paid by June 30, 2025 and June 30, 2026. As of June 30, 2024, the Company expects $5.5 million will be earned and has accrued $3.1 million related to these additional cash payments. The Company recorded $1.2 million and $0.5 million in compensation expense related to these additional cash payments for the six months ended June 30, 2024 and 2023, respectively.

In conjunction with the 2020 acquisition of TRS, additional cash was available to be earned by certain employees if a revenue threshold was exceeded during the three-year post-acquisition period (the "TRS Earnout"). The Company paid the maximum amount of $7.0 million related to the TRS Earnout in the first quarter of 2024. Amounts payable were recorded as compensation expense on the consolidated statements of operations over the requisite service period. The Company recorded $0.5 million and $1.1 million in compensation expense related to the TRS Earnout for the six months ended June 30, 2024 and 2023, respectively.

In conjunction with the 2020 acquisition of Valence, additional cash was available to be earned by certain employees if a revenue threshold was exceeded during the three-year post-acquisition period (the "Valence Earnout"). The Company paid $10.0 million related to the Valence Earnout in the third quarter of 2023. Amounts payable were recorded as compensation expense on the consolidated statements of operations over the requisite service period. The Company recorded $1.7 million in compensation expense related to the Valence Earnout for the six months ended June 30, 2023.

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

Piper Sandler Companies | 33

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)
NOTE 16 | RESTRUCTURING AND INTEGRATION COSTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2024	2023	2024	2023
Restructuring and integration costs
Restructuring costs:
Severance, benefits and outplacement	$(297)	$2,937	$(297)	$2,937
Vacated leased office space	—	896	—	896
Total restructuring costs	(297)	3,833	(297)	3,833

Integration costs	1,274	70	1,274	70
Total restructuring and integration costs	$977	$3,903	$977	$3,903

NOTE 17 | EARNINGS PER SHARE ("EPS")
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

The computation of EPS is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2024	2023	2024	2023
Net income attributable to Piper Sandler Companies	$34,773	$3,954	$77,266	$29,588

Shares for basic and diluted calculations
Average shares used in basic computation	15,879	15,066	15,689	14,788
Stock options	42	20	40	23
Restricted stock units	195	140	176	149
Restricted shares	1,517	1,857	1,664	2,175
Average shares used in diluted computation	17,633	17,084	17,569	17,134

Earnings per common share
Basic	$2.19	$0.26	$4.92	$2.00
Diluted	$1.97	$0.23	$4.40	$1.73

The anti-dilutive effects from stock options and restricted shares were immaterial for the three and six months ended June 30, 2024 and 2023.

Piper Sandler Companies | 34

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)
NOTE 18 | NET CAPITAL REQUIREMENTS AND OTHER REGULATORY MATTERS
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

At June 30, 2024, net capital calculated under the SEC rule was $237.2 million, and exceeded the minimum net capital required under the SEC rule by $236.2 million.

The Company's committed line and revolving credit facility include covenants requiring Piper Sandler to maintain a minimum regulatory net capital of $120 million. The Company's fully disclosed clearing agreement with Pershing includes a covenant requiring Piper Sandler to maintain excess net capital of $120 million.

Piper Sandler Ltd., a broker dealer subsidiary registered in the U.K., is subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority. As of June 30, 2024, Piper Sandler Ltd. was in compliance with the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority.

Piper Sandler Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At June 30, 2024, Piper Sandler Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Piper Sandler Companies | 35

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

EXPLANATION OF NON-GAAP FINANCIAL MEASURES
We have included financial measures that are not prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP"). Adjustments to these non-GAAP financial measures include (1) the exclusion of investment (income)/loss and non-compensation expenses related to noncontrolling interests, (2) the exclusion of interest expense on long-term financing from net revenues, (3) the exclusion of amortization of intangible assets related to acquisitions, (4) the exclusion of compensation expenses from acquisition-related agreements, (5) the exclusion of restructuring and integration costs related to acquisitions and/or headcount reductions, (6) the exclusion of non-compensation expenses from proposed regulatory settlements (see Note 12 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information) and (7) the income tax impact allocated to the adjustments. The non-compensation expenses from proposed regulatory settlements for the three and six months ended June 30, 2024 include the reversal of other operating expenses of $0.5 million and $4.0 million, respectively, as we reduced the accrual for civil penalties related to proposed regulatory settlements with the SEC and Commodity Futures Trading Commission. Additionally, we incurred $0.4 million of outside services expenses for the three and six months ended June 30, 2024 in connection with these matters. The adjusted weighted average diluted shares outstanding used in the calculation of non-GAAP earnings per diluted common share contains an adjustment to include the common shares for unvested restricted stock awards with service conditions granted pursuant to all acquisitions since January 1, 2020. These adjustments affect the following financial measures: net revenues, compensation expenses, non-compensation expenses, income tax expense/(benefit), net income attributable to Piper Sandler Companies, earnings per diluted common share, total non-interest expenses, pre-tax income and pre-tax margin. Management believes that presenting these results and measures on an adjusted basis in conjunction with the corresponding U.S. GAAP measures provides the most meaningful basis for comparison of our operating results across periods and enhances the overall understanding of our current financial performance by excluding certain items that may not be indicative of our core operating results. The non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of financial performance prepared in accordance with U.S. GAAP.

Piper Sandler Companies | 36

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

As part of our growth strategy, on June 6, 2024, we announced a definitive agreement to acquire Aviditi Advisors, an alternative investment bank providing full lifecycle services to financial sponsors, global alternative investment managers and limited partner investors. The transaction is expected to close late in the third quarter or early in the fourth quarter of 2024, subject to obtaining required regulatory approvals and other customary closing conditions.

Financial Highlights

	Three Months Ended			Six Months Ended
(Amounts in thousands, except per share data)	June 30,	June 30,	2024	June 30,	June 30,	2024
	2024	2023	v2023	2024	2023	v2023
U.S. GAAP
Net revenues	$339,179	$288,726	17.5%	$682,235	$586,631	16.3%
Compensation and benefits	234,709	189,204	24.1	457,155	388,598	17.6
Non-compensation expenses	76,224	85,141	(10.5)	144,412	157,843	(8.5)
Income before income tax expense/(benefit)	28,246	14,381	96.4	80,668	40,190	100.7
Net income attributable to Piper Sandler Companies	34,773	3,954	779.4	77,266	29,588	161.1
Earnings per diluted common share	$1.97	$0.23	756.5	$4.40	$1.73	154.3

Ratios and margin
Compensation ratio	69.2%	65.5%		67.0%	66.2%
Non-compensation ratio	22.5%	29.5%		21.2%	26.9%
Pre-tax margin	8.3%	5.0%		11.8%	6.9%
Effective tax rate	47.0%	(1.7)%		20.0%	(19.6)%

Non-GAAP(1)
Adjusted net revenues	$356,710	$277,370	28.6%	$690,615	$566,596	21.9%
Adjusted compensation and benefits	224,370	176,964	26.8	435,068	360,108	20.8
Adjusted non-compensation expenses	70,746	74,030	(4.4)	138,007	139,336	(1.0)
Adjusted operating income	61,594	26,376	133.5	117,540	67,152	75.0
Adjusted net income attributable to Piper Sandler Companies	45,221	20,246	123.4	95,205	62,542	52.2
Adjusted earnings per diluted common share	$2.52	$1.13	123.0	$5.31	$3.49	52.1

Adjusted ratios and margin
Adjusted compensation ratio	62.9%	63.8%		63.0%	63.6%
Adjusted non-compensation ratio	19.8%	26.7%		20.0%	24.6%
Adjusted operating margin	17.3%	9.5%		17.0%	11.9%
Adjusted effective tax rate	26.6%	18.2%		19.0%	2.1%

See the "Results of Operations" section for additional information.
Piper Sandler Companies | 37

(1)Reconciliation of U.S. GAAP to adjusted non-GAAP financial information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2024	2023	2024	2023
Net revenues:
Net revenues – U.S. GAAP basis	$339,179	$288,726	$682,235	$586,631
Adjustments:
Investment (income)/loss related to noncontrolling interests	17,531	(12,981)	8,380	(23,285)
Interest expense on long-term financing	—	1,625	—	3,250
Adjusted net revenues	$356,710	$277,370	$690,615	$566,596

Compensation and benefits:
Compensation and benefits – U.S. GAAP basis	$234,709	$189,204	$457,155	$388,598
Adjustment:
Compensation from acquisition-related agreements	(10,339)	(12,240)	(22,087)	(28,490)
Adjusted compensation and benefits	$224,370	$176,964	$435,068	$360,108

Non-compensation expenses:
Non-compensation expenses – U.S. GAAP basis	$76,224	$85,141	$144,412	$157,843
Adjustments:
Non-compensation expenses related to noncontrolling interests	(2,272)	(2,304)	(4,338)	(4,796)
Restructuring and integration costs	(977)	(3,903)	(977)	(3,903)
Amortization of intangible assets related to acquisitions	(2,361)	(4,904)	(4,722)	(9,808)
Non-compensation expenses from proposed regulatory settlements	132	—	3,632	—
Adjusted non-compensation expenses	$70,746	$74,030	$138,007	$139,336

Income before income tax expense/(benefit):
Income before income tax expense/(benefit) – U.S. GAAP basis	$28,246	$14,381	$80,668	$40,190
Adjustments:
Investment (income)/loss related to noncontrolling interests	17,531	(12,981)	8,380	(23,285)
Interest expense on long-term financing	—	1,625	—	3,250
Non-compensation expenses related to noncontrolling interests	2,272	2,304	4,338	4,796
Compensation from acquisition-related agreements	10,339	12,240	22,087	28,490
Restructuring and integration costs	977	3,903	977	3,903
Amortization of intangible assets related to acquisitions	2,361	4,904	4,722	9,808
Non-compensation expenses from proposed regulatory settlements	(132)	—	(3,632)	—
Adjusted operating income	$61,594	$26,376	$117,540	$67,152
Interest expense on long-term financing	—	(1,625)	—	(3,250)
Adjusted income before adjusted income tax expense	$61,594	$24,751	$117,540	$63,902

Income tax expense/(benefit):
Income tax expense/(benefit) – U.S. GAAP basis	$13,276	$(250)	$16,120	$(7,887)
Tax effect of adjustments:
Compensation from acquisition-related agreements	2,114	2,483	4,606	5,710
Restructuring and integration costs	259	1,007	259	1,007
Amortization of intangible assets related to acquisitions	626	1,265	1,252	2,530
Non-compensation expenses from proposed regulatory settlements	98	—	98	—
Adjusted income tax expense	$16,373	$4,505	$22,335	$1,360

Net income attributable to Piper Sandler Companies:
Net income attributable to Piper Sandler Companies – U.S. GAAP basis	$34,773	$3,954	$77,266	$29,588
Adjustments:
Compensation from acquisition-related agreements	8,225	9,757	17,481	22,780
Restructuring and integration costs	718	2,896	718	2,896
Amortization of intangible assets related to acquisitions	1,735	3,639	3,470	7,278
Non-compensation expenses from proposed regulatory settlements	(230)	—	(3,730)	—
Adjusted net income attributable to Piper Sandler Companies	$45,221	$20,246	$95,205	$62,542

Piper Sandler Companies | 38

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2024	2023	2024	2023
Earnings per diluted common share:
Earnings per diluted common share – U.S. GAAP basis	$1.97	$0.23	$4.40	$1.73
Adjustment for inclusion of unvested acquisition-related stock	(0.05)	(0.05)	(0.11)	(0.16)
	$1.92	$0.18	$4.29	$1.57
Adjustments:
Compensation from acquisition-related agreements	0.47	0.57	0.99	1.33
Restructuring and integration costs	0.04	0.17	0.04	0.17
Amortization of intangible assets related to acquisitions	0.10	0.21	0.20	0.42
Non-compensation expenses from proposed regulatory settlements	(0.01)	—	(0.21)	—
Adjusted earnings per diluted common share	$2.52	$1.13	$5.31	$3.49

Weighted average diluted common shares outstanding:
Weighted average diluted common shares outstanding – U.S. GAAP basis	17,633	17,084	17,569	17,134
Adjustment:
Unvested acquisition-related restricted stock with service conditions	327	808	372	811
Adjusted weighted average diluted common shares outstanding	17,960	17,892	17,941	17,945

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

Piper Sandler Companies | 39

Outlook for the Remainder of 2024
U.S. monetary policy remains a more prevalent factor impacting the economy and financial markets. The U.S. Federal Reserve continued to hold its short-term benchmark interest rate steady in the second quarter of 2024 and is expected to begin reducing benchmark rates in the second half of the year as inflation moderates. The 2024 U.S. presidential election may influence the volatility or direction of the markets in the second half of the year based on investors' assessment of the outcome and the overall political outlook in the U.S. Additionally, geopolitical concerns, including the conflicts in the Middle East and Eastern Europe, could negatively impact financial market activity.

Our advisory services results continue to benefit from our sector and product diversification along with our focus on advising on larger transactions to generate a higher average fee. The market outlook for mergers and acquisitions ("M&A") activity is gradually improving as CEO confidence strengthens. We expect our third quarter advisory services revenues to be largely consistent with the second quarter of 2024, with the potential to build into a strong fourth quarter.

Equity financing activity declined in the second quarter from a strong first quarter of 2024. Corporate financing activity began the third quarter slowly and we expect our corporate financing revenues for the third quarter to be down from our first half of 2024 run rate as demand for equity new issuances has weakened.

The equity markets experienced muted volatility during the quarter as market indices ground higher, albeit with limited breadth. Our client research votes continue to increase, which we believe will drive further market share gains over time and offset the impact from the declining research and trading services fee pool. Absent a consistent increase in volatility, we anticipate near-term results to be consistent with the second quarter of 2024.

Our client activity within fixed income services remains muted as market participants wait for more certainty on interest rates. We expect near-term results to be similar to the second quarter of 2024 before a stronger finish to the year.

Overall market conditions for our municipal financing business improved during the second quarter of 2024. Tight credit spreads and solid investor demand continued during the quarter resulting in higher municipal negotiated issuance activity among our specialty sector clients. Governmental issuance activity also improved during the current quarter. We believe additional improvement in our municipal financing business is achievable in the second half of 2024 as market conditions continue to improve.

Piper Sandler Companies | 40

RESULTS OF OPERATIONS
Financial Summary for the three months ended June 30, 2024 and June 30, 2023
The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated:

				As a Percentage of
				Net Revenues for the
	Three Months Ended			Three Months Ended
	June 30,			June 30,
			2024
(Amounts in thousands)	2024	2023	v2023	2024	2023
Revenues
Investment banking	$259,782	$183,967	41.2%	76.6%	63.7%
Institutional brokerage	91,737	87,838	4.4	27.0	30.4
Interest income	6,676	3,729	79.0	2.0	1.3
Investment income/(loss)	(17,351)	15,797	N/M	(5.1)	5.5
Total revenues	340,844	291,331	17.0	100.5	100.9
Interest expense	1,665	2,605	(36.1)	0.5	0.9
Net revenues	339,179	288,726	17.5	100.0	100.0

Non-interest expenses
Compensation and benefits	234,709	189,204	24.1	69.2	65.5
Outside services	13,974	13,456	3.8	4.1	4.7
Occupancy and equipment	16,757	16,020	4.6	4.9	5.5
Communications	14,568	13,047	11.7	4.3	4.5
Marketing and business development	11,372	10,930	4.0	3.4	3.8
Deal-related expenses	5,943	7,505	(20.8)	1.8	2.6
Trade execution and clearance	4,515	4,854	(7.0)	1.3	1.7
Restructuring and integration costs	977	3,903	(75.0)	0.3	1.4
Intangible asset amortization	2,361	4,904	(51.9)	0.7	1.7
Other operating expenses	5,757	10,522	(45.3)	1.7	3.6
Total non-interest expenses	310,933	274,345	13.3	91.7	95.0

Income before income tax expense/(benefit)	28,246	14,381	96.4	8.3	5.0
Income tax expense/(benefit)	13,276	(250)	N/M	3.9	(0.1)
Net income	14,970	14,631	2.3	4.4	5.1
Net income/(loss) attributable to noncontrolling interests	(19,803)	10,677	N/M	(5.8)	3.7
Net income attributable to Piper Sandler Companies	$34,773	$3,954	779.4	10.3	1.4
N/M – Not meaningful
Piper Sandler Companies | 41

For the three months ended June 30, 2024, we recorded net income attributable to Piper Sandler Companies of $34.8 million. Net revenues for the three months ended June 30, 2024 were $339.2 million, a 17.5 percent increase compared with $288.7 million in the year-ago period. In the second quarter of 2024, investment banking revenues were $259.8 million, up 41.2 percent compared to $184.0 million in the prior-year period, resulting from an increase in advisory services revenues, as well as higher corporate financing and municipal financing revenues. For the three months ended June 30, 2024, institutional brokerage revenues were $91.7 million, a 4.4 percent increase compared with $87.8 million in the second quarter of 2023, resulting from modest increases in both our fixed income services and equity brokerage businesses. For the three months ended June 30, 2024, net interest income increased to $5.0 million, compared to $1.1 million in the prior-year period, driven by higher interest income on our cash balances and lower interest expense as we repaid our long-term financing arrangement in the fourth quarter of 2023. In the second quarter of 2024, we recorded an investment loss of $17.4 million, compared to investment income of $15.8 million in the second quarter of 2023. In the current quarter, we recorded unrealized losses on our investments and the noncontrolling interests in the alternative asset management funds that we manage. Non-interest expenses were $310.9 million for the three months ended June 30, 2024, up 13.3 percent compared with $274.3 million in the prior-year period, primarily due to increased compensation expenses resulting from higher revenues and profitability.

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

The following table summarizes our future acquisition-related compensation expense for restricted stock and forgivable loans with service conditions, as well as expense estimates related to revenue-based earnout arrangements:

(Amounts in thousands)
Remainder of 2024	$20,005
2025	22,132
2026	14,764
2027	9,366
Total	$66,267

For the three months ended June 30, 2024, compensation and benefits expenses increased 24.1 percent to $234.7 million, compared with $189.2 million in the corresponding period of 2023, due to higher revenues and profitability. Compensation and benefits expenses as a percentage of net revenues was 69.2 percent in the second quarter of 2024, compared to 65.5 percent in the second quarter of 2023. Excluding the impact of noncontrolling interests, our compensation ratio decreased to 65.8 percent in the second quarter of 2024, compared with 68.6 percent in the second quarter of 2023, primarily due to higher revenues and a decrease in acquisition-related compensation expenses.

Outside Services
Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees, fund expenses associated with our consolidated alternative asset management funds and other professional fees. Outside services expenses increased slightly to $14.0 million in the second quarter of 2024, compared with $13.5 million in the corresponding period of 2023.

Piper Sandler Companies | 42

Occupancy and Equipment
For the three months ended June 30, 2024, occupancy and equipment expenses increased to $16.8 million, compared with $16.0 million in the corresponding period of 2023.

Communications
Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third-party market data information. For the three months ended June 30, 2024, communication expenses increased 11.7 percent to $14.6 million, compared with $13.0 million in the corresponding period of 2023, primarily due to higher market data services expenses.

Marketing and Business Development
Marketing and business development expenses include travel and entertainment costs, advertising and third-party marketing fees. For the three months ended June 30, 2024, marketing and business development expenses increased slightly to $11.4 million, compared with $10.9 million in the corresponding period of 2023.

Deal-Related Expenses
Deal-related expenses include costs we incurred over the course of a completed investment banking deal, which primarily consist of legal fees, offering expenses, and travel costs. For the three months ended June 30, 2024, deal-related expenses were $5.9 million, compared with $7.5 million for the three months ended June 30, 2023. The amount of deal-related expenses is principally dependent on the level and mix of deal activity and may vary from period to period as the recognition of deal-related costs typically coincides with the closing of a transaction.

Trade Execution and Clearance
For the three months ended June 30, 2024, trade execution and clearance expenses decreased slightly to $4.5 million, compared with $4.9 million in the corresponding period of 2023.

Restructuring and Integration Costs
For the three months ended June 30, 2024, we incurred restructuring and integration costs of $1.0 million, primarily consisting of transaction costs related to our announced acquisition of Aviditi Advisors. We expect to incur additional restructuring and integration costs for the remainder of 2024.

For the three months ended June 30, 2023, we incurred restructuring and integration costs of $3.9 million. The expenses principally consisted of $2.9 million of severance benefits related to headcount reductions and $0.9 million for vacated leased office space associated with our acquisitions of Cornerstone Macro Research LP and The Valence Group.

Intangible Asset Amortization
Intangible asset amortization includes the amortization of definite-lived intangible assets. For the three months ended June 30, 2024, intangible asset amortization was $2.4 million, compared to $4.9 million for the three months ended June 30, 2023. The decrease was primarily due to lower intangible asset amortization expense associated with our 2022 acquisition of DBO Partners Holding LLC. We anticipate incurring additional intangible asset amortization expense upon completion of the acquisition of Aviditi Advisors.

Piper Sandler Companies | 43

The following table summarizes the future aggregate amortization expense of our intangible assets with determinable lives:

(Amounts in thousands)
Remainder of 2024	$4,723
2025	7,887
2026	7,253
2027	3,480
2028	2,191
Thereafter	541
Total	$26,075

Other Operating Expenses
Other operating expenses primarily include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we accrue for and/or pay out related to legal and regulatory matters. Other operating expenses were $5.8 million in the second quarter of 2024, compared with $10.5 million in the corresponding period in 2023. The decrease was primarily due to the write-off of a $7.5 million uncollectible receivable in our municipal financing business in the second quarter of 2023, partially offset by an increase in expense related to our charitable giving program in the current period driven by higher operating profits.

Income Taxes
For the three months ended June 30, 2024, our provision for income taxes was $13.3 million, which included $1.3 million of tax benefits related to stock-based compensation awards vesting at values greater than the grant price and accrued forfeitable dividends paid on vested restricted stock related to acquisitions. Excluding the impact of these benefits and noncontrolling interests, our effective tax rate was 30.3 percent.

For the three months ended June 30, 2023, our provision for income taxes was a benefit of $0.3 million, which included $0.7 million of tax benefits related to stock-based compensation awards vesting at values greater than the grant price and accrued forfeitable dividends paid on vested restricted stock related to acquisitions. Excluding the impact of these benefits and noncontrolling interests, our effective tax rate was 12.5 percent, which benefitted from lower non-deductible expenses.

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

The adjusted financial results exclude (1) investment (income)/loss and non-compensation expenses related to noncontrolling interests, (2) interest expense on long-term financing from net revenues, (3) amortization of intangible assets related to acquisitions, (4) compensation expenses from acquisition-related agreements, (5) restructuring and integration costs related to acquisitions and/or headcount reductions and (6) non-compensation expenses from proposed regulatory settlements. For U.S. GAAP purposes, these items are included in each of their respective line items on the consolidated statements of operations.

Piper Sandler Companies | 44

The following table sets forth the adjusted, non-GAAP financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP financial results for the periods presented:

	Three Months Ended June 30,
	2024				2023
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Amounts in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Revenues
Investment banking:
Advisory services	$183,908	$—	$—	$183,908	$129,775	$—	$—	$129,775
Corporate financing	50,641	—	—	50,641	36,923	—	—	36,923
Municipal financing	25,233	—	—	25,233	17,269	—	—	17,269
Total investment banking	259,782	—	—	259,782	183,967	—	—	183,967

Institutional brokerage:
Equity brokerage	52,075	—	—	52,075	50,435	—	—	50,435
Fixed income services	39,662	—	—	39,662	37,403	—	—	37,403
Total institutional brokerage	91,737	—	—	91,737	87,838	—	—	87,838

Interest income	6,676	—	—	6,676	3,729	—	—	3,729
Investment income/(loss)	180	(17,531)	—	(17,351)	2,816	12,981	—	15,797
Total revenues	358,375	(17,531)	—	340,844	278,350	12,981	—	291,331
Interest expense	1,665	—	—	1,665	980	—	1,625	2,605
Net revenues	356,710	(17,531)	—	339,179	277,370	12,981	(1,625)	288,726
Total non-interest expenses	295,116	2,272	13,545	310,933	250,994	2,304	21,047	274,345
Pre-tax income	$61,594	$(19,803)	$(13,545)	$28,246	$26,376	$10,677	$(22,672)	$14,381

Pre-tax margin	17.3%	8.3%	9.5%	5.0%
(1)The following is a summary of the adjustments needed to reconcile our consolidated U.S. GAAP financial results to the adjusted, non-GAAP financial results:
Noncontrolling interests – The impacts of consolidating noncontrolling interests in our alternative asset management funds are not included in our adjusted financial results.
Other adjustments – The following items are not included in our adjusted financial results:

	Three Months Ended June 30,
(Amounts in thousands)	2024	2023
Other adjustments
Interest expense on long-term financing	$—	$1,625

Other adjustments to total non-interest expenses:
Compensation from acquisition-related agreements	10,339	12,240
Restructuring and integration costs	977	3,903
Amortization of intangible assets related to acquisitions	2,361	4,904
Non-compensation expenses from proposed regulatory settlements	(132)	—
Total other adjustments to total non-interest expenses	13,545	21,047

Total other adjustments	$13,545	$22,672

Net revenues on a U.S. GAAP basis were $339.2 million for the three months ended June 30, 2024, compared with $288.7 million in the prior-year period. For the three months ended June 30, 2024, adjusted net revenues were $356.7 million, compared with $277.4 million in the second quarter of 2023. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise.

Piper Sandler Companies | 45

The following table provides supplemental business information:

	Three Months Ended
	June 30,
	2024	2023
Advisory services
Completed M&A and restructuring transactions	52	52
Completed capital advisory transactions	15	9
Total completed advisory transactions	67	61

Corporate financings
Total equity transactions priced	20	23
Book run equity transactions priced	17	22
Total debt and preferred transactions priced	11	2
Book run debt and preferred transactions priced	8	—

Advisory services and corporate financing
Number of managing directors	170	171

Municipal negotiated issues
Aggregate par value of issues priced (in billions)	$3.2	$2.4
Total issues priced	110	119

Equity brokerage
Number of shares traded (in billions)	2.8	2.7

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

In the second quarter of 2024, investment banking revenues increased 41.2 percent to $259.8 million, compared with $184.0 million in the prior-year period. For the three months ended June 30, 2024, advisory services revenues were $183.9 million, up 41.7 percent compared to $129.8 million in the second quarter of 2023, driven by a higher average fee and more completed transactions. During the second quarter of 2024, our activity was broad based across sectors, led by our financial services group with solid contributions from the services & industrials and chemicals sectors. In addition, our debt advisory product team registered strong results in the quarter. For the three months ended June 30, 2024, corporate financing revenues were $50.6 million, up 37.2 percent compared with $36.9 million for the three months ended June 30, 2023, due to a higher average fee. Activity for us during the second quarter of 2024 was principally in the healthcare and financial services sectors. We served as book runner on all nine completed healthcare equity deals during the quarter and our financial services group completed two large equity capital raises for our depository clients. In the prior-year period, the overall market activity for equity capital raising was below historic levels. Municipal financing revenues for the three months ended June 30, 2024 were $25.2 million, up 46.1 percent compared to $17.3 million in the prior-year period driven by increased issuance activity across both our governmental and specialty sector businesses as market conditions improved.

Institutional brokerage revenues comprise all of the revenues generated through trading activities, which principally consist of facilitating customer trades, as well as fees received for our research services and corporate access offerings. Our results may vary from quarter to quarter as a result of changes in trading margins, trading gains and losses, net interest spreads, trading volumes and the amount of fees received for research services.

Piper Sandler Companies | 46

For the three months ended June 30, 2024, institutional brokerage revenues were $91.7 million, up 4.4 percent compared with $87.8 million in the prior-year period. Equity brokerage revenues were $52.1 million in the second quarter of 2024, up 3.3 percent compared with $50.4 million in the corresponding period of 2023 due to increased client activity across our full suite of products. For the three months ended June 30, 2024, fixed income services revenues were $39.7 million, up 6.0 percent compared to $37.4 million in the prior-year period. Market activity within fixed income remains subdued as clients continue to wait for more certainty on interest rates.

Interest income represents amounts earned from holding long inventory positions and cash balances. For the three months ended June 30, 2024, interest income increased to $6.7 million, compared with $3.7 million for the three months ended June 30, 2023, reflecting higher interest on our cash balances.

Investment income/(loss) includes realized and unrealized gains and losses on investments, including amounts attributable to noncontrolling interests, in our alternative asset management funds, as well as management and performance fees generated from those funds. For the three months ended June 30, 2024, we recorded an investment loss of $17.4 million, compared with investment income of $15.8 million in the corresponding period of 2023. In the second quarter of 2024, we recorded unrealized losses on our investments and the noncontrolling interests in the alternative asset management funds that we manage. Excluding the impact of noncontrolling interests, adjusted investment income was $0.2 million for the three months ended June 30, 2024, compared with $2.8 million for the three months ended June 30, 2023.

Interest expense represents amounts associated with financing, economically hedging and holding short inventory positions, including interest paid on our short- and long-term financing arrangements, as well as commitment fees on our committed line and revolving credit facility. For the three months ended June 30, 2024, interest expense decreased to $1.7 million, compared with $2.6 million in the prior-year period. The decrease was primarily due to lower interest paid on long-term financing arrangements, as we repaid our $125 million of Class B unsecured fixed rate senior notes upon maturity on October 15, 2023.

Pre-tax margin for the three months ended June 30, 2024 increased to 8.3 percent, compared to 5.0 percent for the corresponding period of 2023 resulting primarily from increased net revenues. Adjusted pre-tax margin for the three months ended June 30, 2024 increased to 17.3 percent, compared with 9.5 percent for the corresponding period of 2023 primarily due to higher adjusted net revenues, a lower adjusted compensation ratio and reduced adjusted non-compensation expenses.
Piper Sandler Companies | 47

Financial Summary for the six months ended June 30, 2024 and June 30, 2023
The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated:

				As a Percentage of
				Net Revenues for the
	Six Months Ended			Six Months Ended
	June 30,			June 30,
			2024
(Amounts in thousands)	2024	2023	v2023	2024	2023
Revenues
Investment banking	$490,305	$368,371	33.1%	71.9%	62.8%
Institutional brokerage	183,179	184,151	(0.5)	26.8	31.4
Interest income	14,982	12,441	20.4	2.2	2.1
Investment income/(loss)	(3,183)	26,912	N/M	(0.5)	4.6
Total revenues	685,283	591,875	15.8	100.4	100.9
Interest expense	3,048	5,244	(41.9)	0.4	0.9
Net revenues	682,235	586,631	16.3	100.0	100.0

Non-interest expenses
Compensation and benefits	457,155	388,598	17.6	67.0	66.2
Outside services	26,396	25,582	3.2	3.9	4.4
Occupancy and equipment	32,793	31,748	3.3	4.8	5.4
Communications	27,797	27,358	1.6	4.1	4.7
Marketing and business development	22,135	20,982	5.5	3.2	3.6
Deal-related expenses	12,330	13,519	(8.8)	1.8	2.3
Trade execution and clearance	9,381	9,768	(4.0)	1.4	1.7
Restructuring and integration costs	977	3,903	(75.0)	0.1	0.7
Intangible asset amortization	4,722	9,808	(51.9)	0.7	1.7
Other operating expenses	7,881	15,175	(48.1)	1.2	2.6
Total non-interest expenses	601,567	546,441	10.1	88.2	93.1

Income before income tax expense/(benefit)	80,668	40,190	100.7	11.8	6.9
Income tax expense/(benefit)	16,120	(7,887)	N/M	2.4	(1.3)
Net income	64,548	48,077	34.3	9.5	8.2
Net income/(loss) attributable to noncontrolling interests	(12,718)	18,489	N/M	(1.9)	3.2
Net income attributable to Piper Sandler Companies	$77,266	$29,588	161.1	11.3	5.0
N/M – Not meaningful

Except as discussed below, the description of non-interest expenses and net revenues as well as the underlying reasons for variances to prior year are substantially the same as the comparative quarterly discussion.

Piper Sandler Companies | 48

For the six months ended June 30, 2024, we recorded net income attributable to Piper Sandler Companies of $77.3 million. Net revenues for the six months ended June 30, 2024 increased 16.3 percent to $682.2 million, compared with $586.6 million in the year-ago period. In the first half of 2024, investment banking revenues increased 33.1 percent to $490.3 million, compared with $368.4 million in the prior-year period, resulting from increases in advisory services and corporate financing revenues, as well as higher municipal financing revenues. For the six months ended June 30, 2024, institutional brokerage revenues were $183.2 million, essentially flat compared with $184.2 million in the first half of 2023. In the first six months of 2024, net interest income increased to $11.9 million, compared to $7.2 million in the prior-year period, driven by higher interest income on our cash balances and lower interest expense as we repaid our long-term financing arrangement in the fourth quarter of 2023. For the six months ended June 30, 2024, we recorded an investment loss of $3.2 million, compared to investment income of $26.9 million in the prior-year period. In the first six months of 2024, we recorded unrealized losses on our investments and the noncontrolling interests in the alternative asset management funds that we manage. Non-interest expenses were $601.6 million for the six months ended June 30, 2024, up 10.1 percent compared to $546.4 million in the year-ago period, primarily due to increased compensation expenses resulting from higher revenues and profitability.

Consolidated Non-Interest Expenses
Marketing and Business Development
For the six months ended June 30, 2024, marketing and business development expenses increased 5.5 percent to $22.1 million, compared with $21.0 million in the corresponding period of 2023, primarily due to higher travel expenses.

Other Operating Expenses
For the six months ended June 30, 2024, other operating expenses were $7.9 million, compared with $15.2 million in the corresponding period of 2023. The decrease was primarily due to a $4.0 million reduction in the accrual for civil penalties related to our proposed regulatory settlements regarding recordkeeping requirements for business-related communications, as well as the write-off of a $7.5 million uncollectible receivable in our municipal financing business in the second quarter of 2023. The decrease was partially offset by an increase in expense related to our charitable giving program in the current period driven by higher operating profits.

Income Taxes
For the six months ended June 30, 2024, our provision for income taxes was $16.1 million, which included $11.9 million of tax benefits related to stock-based compensation awards vesting at values greater than the grant price and accrued forfeitable dividends paid on vested restricted stock related to acquisitions. Excluding the impact of these benefits and noncontrolling interests, our effective tax rate was 30.0 percent.

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

Piper Sandler Companies | 49

Financial Performance
The following table sets forth the adjusted, non-GAAP financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP financial results for the periods presented:

	Six Months Ended June 30,
	2024				2023
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Amounts in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Revenues
Investment banking:
Advisory services	$341,097	$—	$—	$341,097	$270,439	$—	$—	$270,439
Corporate financing	103,222	—	—	103,222	63,728	—	—	63,728
Municipal financing	45,986	—	—	45,986	34,204	—	—	34,204
Total investment banking	490,305	—	—	490,305	368,371	—	—	368,371

Institutional brokerage:
Equity brokerage	101,563	—	—	101,563	104,266	—	—	104,266
Fixed income services	81,616	—	—	81,616	79,885	—	—	79,885
Total institutional brokerage	183,179	—	—	183,179	184,151	—	—	184,151

Interest income	14,982	—	—	14,982	12,441	—	—	12,441
Investment income/(loss)	5,197	(8,380)	—	(3,183)	3,627	23,285	—	26,912
Total revenues	693,663	(8,380)	—	685,283	568,590	23,285	—	591,875
Interest expense	3,048	—	—	3,048	1,994	—	3,250	5,244
Net revenues	690,615	(8,380)	—	682,235	566,596	23,285	(3,250)	586,631
Total non-interest expenses	573,075	4,338	24,154	601,567	499,444	4,796	42,201	546,441
Pre-tax income	$117,540	$(12,718)	$(24,154)	$80,668	$67,152	$18,489	$(45,451)	$40,190

Pre-tax margin	17.0%	11.8%	11.9%	6.9%
(1)     The following is a summary of the adjustments needed to reconcile our consolidated U.S. GAAP financial results to the adjusted, non-GAAP financial results:
Noncontrolling interests – The impacts of consolidating noncontrolling interests in our alternative asset management funds are not included in our adjusted financial results.
Other adjustments – The following items are not included in our adjusted financial results:

	Six Months Ended June 30,
(Amounts in thousands)	2024	2023
Other adjustments
Interest expense on long-term financing	$—	$3,250

Other adjustments to total non-interest expenses:
Compensation from acquisition-related agreements	22,087	28,490
Restructuring and integration costs	977	3,903
Amortization of intangible assets related to acquisitions	4,722	9,808
Non-compensation expenses from proposed regulatory settlements	(3,632)	—
Total other adjustments to total non-interest expenses	24,154	42,201

Total other adjustments	$24,154	$45,451

Piper Sandler Companies | 50

Net revenues on a U.S. GAAP basis were $682.2 million for the six months ended June 30, 2024, compared with $586.6 million in the prior-year period. In the first half of 2024, adjusted net revenues were $690.6 million, compared with $566.6 million in the first half of 2023. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise.

The following table provides supplemental business information:

	Six Months Ended
	June 30,
	2024	2023
Advisory services
Completed M&A and restructuring transactions	100	107
Completed capital advisory transactions	24	23
Total completed advisory transactions	124	130

Corporate financings
Total equity transactions priced	45	42
Book run equity transactions priced	37	36
Total debt and preferred transactions priced	21	6
Book run debt and preferred transactions priced	14	2

Municipal negotiated issues
Aggregate par value of issues priced (in billions)	$7.2	$5.2
Total issues priced	196	200

Equity brokerage
Number of shares traded (in billions)	5.4	5.5

In the first half of 2024, investment banking revenues were $490.3 million, up 33.1 percent compared to $368.4 million in the corresponding period of 2023. For the six months ended June 30, 2024, advisory services revenues were $341.1 million, up 26.1 percent compared with $270.4 million in the first half of 2023, driven by a higher average fee. During the first six months of 2024, our activity was broad based across sectors, led by our financial services group with solid contributions from the energy & power, services & industrials and consumer sectors. In addition, our debt advisory product team registered strong results in the first half of 2024. Corporate financing revenues were $103.2 million for the six months ended June 30, 2024, up 62.0 percent compared to $63.7 million in the prior-year period, due to both a higher average fee and more completed corporate financings. While the overall market for equity financing declined during the second quarter from a strong first quarter of 2024, equity financing activity has improved compared to the prior-year period. Activity for us during the first six months of 2024 was principally in the healthcare sector, and we served as book runner on 28 of 29 completed healthcare equity deals. Municipal financing revenues for the six months ended June 30, 2024 were $46.0 million, up 34.4 percent compared to $34.2 million in the year-ago period as we executed more specialty sector financings driven by solid investor demand, and experienced an increase in issuance activity with our governmental clients.

For the six months ended June 30, 2024, institutional brokerage revenues were $183.2 million, essentially flat compared with $184.2 million in the prior-year period. Equity brokerage revenues were $101.6 million in the first half of 2024, down 2.6 percent compared with $104.3 million in the corresponding period of 2023. For the six months ended June 30, 2024, fixed income services revenues were $81.6 million, up 2.2 percent compared to $79.9 million in the prior-year period. Client activity within fixed income remains fairly muted as market participants wait for more certainty on interest rates.

Interest income for the six months ended June 30, 2024 increased to $15.0 million, compared with $12.4 million in the prior-year period, reflecting higher interest on our cash balances.

Piper Sandler Companies | 51

For the six months ended June 30, 2024, we recorded an investment loss of $3.2 million, compared to investment income of $26.9 million in the year-ago period. In the first six months of 2024, we recorded unrealized losses on our investments and the noncontrolling interests in the alternative asset management funds that we manage. Excluding the impact of noncontrolling interests, adjusted investment income was $5.2 million for the six months ended June 30, 2024, compared with $3.6 million for the six months ended June 30, 2023.

Interest expense for the six months ended June 30, 2024 decreased to $3.0 million, compared with $5.2 million in the prior-year period. The decrease was primarily due to lower interest paid on long-term financing arrangements, as we repaid our $125 million of Class B unsecured fixed rate senior notes upon maturity on October 15, 2023.

Pre-tax margin for the six months ended June 30, 2024 increased to 11.8 percent, compared to 6.9 percent for the six months ended June 30, 2023. Adjusted pre-tax margin for the six months ended June 30, 2024 increased to 17.0 percent, compared with 11.9 percent for the corresponding period of 2023. In the first six months of 2024, the increase in pre-tax margin on both a U.S. GAAP and adjusted basis was primarily due to higher net revenues.

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

Piper Sandler Companies | 52

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

Our acquisition of Aviditi Advisors, which is expected to close late in the third quarter or early in the fourth quarter of 2024, will be funded primarily through cash flows from operations.

Our dividend policy is intended to return between 30 percent and 50 percent of our fiscal year adjusted net income to shareholders. Our board of directors determines the declaration and payment of dividends and is free to change our dividend policy at any time. Our board of directors declared the following dividends on shares of our common stock:

Declaration Date		Dividend Per Share	Record Date	Payment Date
Related to 2022:
February 3, 2023	(1)	$1.25	March 3, 2023	March 17, 2023
Related to 2023:
February 3, 2023		0.60	March 3, 2023	March 17, 2023
May 2, 2023		0.60	May 26, 2023	June 9, 2023
July 28, 2023		0.60	August 25, 2023	September 8, 2023
October 27, 2023		0.60	November 21, 2023	December 8, 2023
February 2, 2024	(1)	1.00	March 4, 2024	March 15, 2024
Related to 2024:
February 2, 2024		0.60	March 4, 2024	March 15, 2024
April 26, 2024		0.60	May 24, 2024	June 7, 2024
August 2, 2024		0.65	August 29, 2024	September 13, 2024
(1)Represents a special cash dividend.

As part of our capital management strategy, we repurchase our common stock over time in order to offset the dilutive effect of our employee stock-based compensation awards and our grants of acquisition-related restricted stock, as well as to return capital to shareholders.

Effective May 6, 2022, our board of directors authorized the repurchase of up to $150.0 million in common shares through December 31, 2024. During the six months ended June 30, 2024, we did not repurchase any shares of our common stock related to this authorization. At June 30, 2024, we had $138.2 million remaining under this authorization.

Piper Sandler Companies | 53

We also purchase shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. During the first half of 2024, we purchased 316,130 shares of our common stock at an average price of $182.16 per share for an aggregate purchase price of $57.6 million for these purposes.

Leverage
The following table presents total assets, adjusted assets, total shareholders' equity and tangible common shareholders' equity with the resulting leverage ratios:

	June 30,	December 31,
(Dollars in thousands)	2024	2023
Total assets	$1,920,063	$2,140,983
Deduct: Goodwill and intangible assets	(413,235)	(417,957)
Deduct: Right-of-use lease assets	(66,550)	(69,387)
Deduct: Assets attributable to noncontrolling interests	(220,467)	(217,411)
Adjusted assets	$1,219,811	$1,436,228

Total shareholders' equity	$1,340,808	$1,299,473
Deduct: Goodwill and intangible assets	(413,235)	(417,957)
Deduct: Noncontrolling interests	(214,550)	(213,975)
Tangible common shareholders' equity	$713,023	$667,541

Leverage ratio (1)	1.4	1.6
Adjusted leverage ratio (2)	1.7	2.2
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

Piper Sandler Companies | 54

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

Pershing Clearing Arrangement
We have established an arrangement to obtain financing from Pershing related to the majority of our trading activities. Under our fully disclosed clearing agreement, all of our securities inventories with the exception of convertible securities, and all of our customer activities are held by or cleared through Pershing. Financing under this arrangement is secured primarily by securities, and collateral limitations could reduce the amount of funding available under this arrangement. We may accommodate non-standard settlement timeframes for our clients, which can impact our funding and collateral balances. Our clearing arrangement activities are recorded net of trading activity and reported within receivables from or payables to brokers, dealers and clearing organizations. The funding is at the discretion of Pershing (i.e., uncommitted) and could be denied without a notice period. Our fully disclosed clearing agreement includes a covenant requiring Piper Sandler & Co., our U.S. broker dealer subsidiary, to maintain excess net capital of $120 million. At June 30, 2024, we had $9.4 million of financing outstanding under this arrangement.

Clearing Arrangement with Bank Financing
We have established a financing arrangement with a U.S. branch of Canadian Imperial Bank of Commerce ("CIBC") related to our convertible securities inventories. Under this arrangement, our convertible securities inventories are cleared through a broker dealer affiliate of CIBC and held by CIBC. We generally economically hedge changes in the market value of our convertible securities inventories using the underlying common stock or the stock options of the underlying common stock. Financing under this arrangement is secured primarily by convertible securities and collateral limitations could reduce the amount of funding available. The funding is at the discretion of CIBC (i.e., uncommitted) and could be denied subject to a notice period. This arrangement is reported within receivables from or payables to brokers, dealers and clearing organizations, net of trading activity. At June 30, 2024, we had $62.3 million of financing outstanding under this arrangement.

Revolving Credit Facility
We have an unsecured $100 million revolving credit facility with U.S. Bank N.A. The credit agreement will terminate on December 18, 2026, unless otherwise terminated. At June 30, 2024, there were no advances against this credit facility.

This credit facility includes customary events of default and covenants that, among other things, require Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, limit our leverage ratio, require maintenance of a minimum ratio of operating cash flow to fixed charges, and impose certain limitations on our ability to make acquisitions and make payments on our capital stock. At June 30, 2024, we were in compliance with all covenants.

Committed Line
Our committed line is a one-year $50 million revolving secured credit facility. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, and the unpaid principal amount of all advances under the facility will be due on December 6, 2024. At June 30, 2024, we had no advances against this line of credit.

Piper Sandler Companies | 55

The following tables present the average balances outstanding for our various funding sources by quarter for 2024 and 2023:

	Average Balance for the Three Months Ended
(Amounts in millions)	June 30, 2024	Mar. 31, 2024
Funding source
Pershing clearing arrangement	$7.1	$43.2
Clearing arrangement with bank financing	66.0	85.3
Revolving credit facility	—	4.9
Total	$73.1	$133.4

	Average Balance for the Three Months Ended
(Amounts in millions)	Dec. 31, 2023	Sept. 30, 2023	June 30, 2023	Mar. 31, 2023
Funding source
Pershing clearing arrangement	$27.5	$7.1	$26.8	$8.5
Clearing arrangement with bank financing	43.5	96.1	99.6	55.2
Revolving credit facility	40.5	—	—	—
Total	$111.5	$103.2	$126.4	$63.7

The average funding in the second quarter of 2024 decreased to $73.1 million, compared with $133.4 million during the first quarter of 2024, primarily due to funding fewer non-standard settlements for our clients. The average funding decreased compared with $126.4 million during the second quarter of 2023, primarily due to lower average inventory balances.

The following table presents the maximum daily funding amount by quarter for 2024 and 2023:

(Amounts in millions)	2024	2023
First Quarter	$544.2	$146.6
Second Quarter	466.6	370.1
Third Quarter		224.2
Fourth Quarter		550.8

Piper Sandler Companies | 56

Capital Requirements
As a registered broker dealer and member firm of the Financial Industry Regulatory Authority, Inc. ("FINRA"), Piper Sandler & Co. is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule which requires that we maintain minimum net capital of $1.0 million. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain approvals, notifications and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. At June 30, 2024, our net capital under the SEC's uniform net capital rule was $237.2 million, and exceeded the minimum net capital required under the SEC rule by $236.2 million.

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

At June 30, 2024, Piper Sandler Ltd., our broker dealer subsidiary registered in the U.K., was subject to, and was in compliance with, the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority pursuant to the Financial Services Act of 2012.

Piper Sandler Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At June 30, 2024, Piper Sandler Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Piper Sandler Companies | 57

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes the notional contract value of our off-balance sheet arrangements for the periods presented:

	Expiration Per Period						Total Contractual Amount
	Remainder of			2027	2029		June 30,	December 31,
(Amounts in thousands)	2024	2025	2026	- 2028	- 2030	Later	2024	2023
Customer matched-book derivative contracts (1) (2)	$46,190	$30,000	$6,960	$46,927	$97,642	$1,107,446	$1,335,165	$1,356,924
Trading securities derivative contracts (2)	130,550	22,500	—	—	—	5,000	158,050	196,250
Investment commitments (3)	—	—	—	—	—	—	92,048	95,142
(1)Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with one major financial institution, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $77.5 million at June 30, 2024) who are not required to post collateral. The uncollateralized amounts, representing the fair value of the derivative contracts, expose us to the credit risk of these counterparties. At June 30, 2024, we had $4.6 million of credit exposure with these counterparties, including $4.2 million of credit exposure with one counterparty.
(2)We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At June 30, 2024 and December 31, 2023, the net fair value of these derivative contracts approximated $6.1 million and $6.9 million, respectively.
(3)The investment commitments have no specified call dates. The timing of capital calls is based on market conditions and investment opportunities.

Derivatives
Derivatives' notional or contract amounts are not reflected as assets or liabilities on our consolidated statements of financial condition. Rather, the fair value of the derivative transactions are reported on the consolidated statements of financial condition as assets or liabilities in financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased, as applicable. For a discussion of our activities related to derivative products, see Note 7 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Investment Commitments
We have investments, including those made as part of our alternative asset management activities, in limited partnerships or limited liability companies that make direct or indirect equity or debt investments in companies. We commit capital and/or act as the managing partner of these entities. We have committed capital of $92.0 million to certain entities and these commitments generally have no specified call dates.

Piper Sandler Companies | 58

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
Piper Sandler Companies | 59

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

Our different types of market risk include:

Interest Rate Risk
Interest rate risk represents the potential volatility from changes in market interest rates. We are exposed to interest rate risk arising from changes in the level and volatility of interest rates, changes in the slope of the yield curve, changes in credit spreads, and the rate of prepayments on our interest-earning assets (e.g., inventories) and our funding sources (e.g., short-term financing) which finance these assets. Interest rate risk is managed by selling short U.S. government securities, agency securities, corporate debt securities and derivative contracts. See Note 7 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on our derivative contracts. Our interest rate hedging strategies may not work in all market environments and as a result may not be effective in mitigating interest rate risk. Also, we establish limits on our long fixed income securities inventory, monitor these limits on a daily basis and manage within those limits. Our limits include but are not limited to the following: position and concentration size, dollar duration (i.e., DV01), credit quality and aging.

We estimate that a parallel 50 basis point adverse change in the market would result in a decrease of approximately $1.5 million in the carrying value of our fixed income securities inventory as of June 30, 2024, including the effect of the hedging transactions.

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

Piper Sandler Companies | 60

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

A key tenet of our risk management procedures related to credit risk is the daily monitoring of the credit quality of our long fixed income securities inventory. These rating trends and the credit quality mix are regularly reviewed with the executive financial risk committee. The following table summarizes the credit rating for our long corporate fixed income securities, taxable and tax-exempt municipal securities, and U.S. government and agency securities as a percentage of the total of these asset classes as of June 30, 2024:

	AAA	AA	A	BBB	BB	Not Rated
Corporate fixed income securities	—%	—%	0.7%	—%	—%	—%
Taxable and tax-exempt municipal securities	21.3%	40.3%	15.9%	3.0%	4.6%	5.8%
U.S. government and agency securities	—%	6.8%	1.6%	—%	—%	—%
	21.3%	47.1%	18.2%	3.0%	4.6%	5.8%

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

Piper Sandler Companies | 61

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

We have concentrated counterparty credit exposure with three non-publicly rated entities totaling $4.6 million at June 30, 2024. This counterparty credit exposure is part of our matched-book derivative program related to our public finance business, consisting primarily of interest rate swaps. One derivative counterparty represented 91.3 percent, or $4.2 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

Piper Sandler Companies | 62

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

Piper Sandler Companies | 63

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

During the second quarter of our fiscal year ending December 31, 2024, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings.
The discussion of our legal proceedings contained in Note 12 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

Piper Sandler Companies | 64

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The table below sets forth the information with respect to purchases made by or on behalf of Piper Sandler Companies or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the quarter ended June 30, 2024.

			Total Number of Shares	Approximate Dollar
			Purchased as Part of	Value of Shares Yet to be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs (1)
Month #1
April 1, 2024 to April 30, 2024	20,014	$200.64	—	$138	million
Month #2
May 1, 2024 to May 31, 2024	2,767	$211.38	—	$138	million
Month #3
June 1, 2024 to June 30, 2024	4,372	$205.02	—	$138	million
Total	27,153	$202.44	—	$138	million

(1) Effective May 6, 2022, our board of directors authorized the repurchase of up to $150.0 million of common stock through December 31, 2024.

Item 3.    Defaults Upon Senior Securities.
Not applicable.

Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5.    Other Information.
During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Piper Sandler Companies | 65

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
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. *

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL and included in Exhibit 101. *
*    Filed herewith.
**    This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Piper Sandler Companies | 66

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIPER SANDLER COMPANIES

Date:	August 6, 2024	By	/s/ Chad R. Abraham
		Name	Chad R. Abraham
		Its	Chairman and Chief Executive Officer

Date:	August 6, 2024	By	/s/ Katherine P. Clune
		Name	Katherine P. Clune
		Its	Chief Financial Officer