Form 10-Q
period 2024-09-30
PIPER SANDLER COMPANIES
filed 2024-11-07
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
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
Yes  ☐ No  ☑
As of November 1, 2024, the registrant had 17,779,518 shares of Common Stock outstanding.

Part I.    Financial Information
Part II.    Other Information
Piper Sandler Companies | 2

Part I.    Financial Information
Item 1.    Financial Statements.

Piper Sandler Companies | 3

Piper Sandler Companies
Consolidated Statements of Financial Condition

	September 30,	December 31,
	2024	2023
(Amounts in thousands, except share data)	(Unaudited)
Assets
Cash and cash equivalents	$350,185	$383,098
Receivables from brokers, dealers and clearing organizations	98,917	212,004

Financial instruments and other inventory positions owned:
Financial instruments and other inventory positions owned	320,365	341,780
Financial instruments and other inventory positions owned and pledged as collateral	97,660	92,777
Total financial instruments and other inventory positions owned	418,025	434,557

Investments (including noncontrolling interests of $190,643 and $211,096, respectively)	284,854	298,048
Fixed assets (net of accumulated depreciation and amortization of $103,973 and $91,378, respectively)	55,626	60,770
Right-of-use lease assets	72,253	69,387
Goodwill	310,331	301,760
Intangible assets (net of accumulated amortization of $157,781 and $150,487, respectively)	110,498	116,197
Net deferred income tax assets	156,174	179,207
Other assets	175,264	85,955
Total assets	$2,032,127	$2,140,983

Liabilities and Shareholders' Equity
Short-term financing	$20,000	$30,000
Payables to brokers, dealers and clearing organizations	1,757	979
Financial instruments and other inventory positions sold, but not yet purchased	110,751	148,980
Accrued compensation	375,140	486,145
Accrued lease liabilities	95,174	93,727
Other liabilities and accrued expenses	67,223	81,679
Total liabilities	670,045	841,510

Shareholders' equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000;
Shares issued: 19,557,026 and 19,553,101, respectively;
Shares outstanding: 15,942,770 and 15,200,149, respectively	195	195
Additional paid-in capital	985,654	988,136
Retained earnings	505,299	454,358
Less: Common stock held in treasury, at cost: 3,614,256 shares and 4,352,952 shares, respectively	(325,402)	(356,297)
Accumulated other comprehensive income/(loss)	1,562	(894)
Total common shareholders' equity	1,167,308	1,085,498
Noncontrolling interests	194,774	213,975
Total shareholders' equity	1,362,082	1,299,473

Total liabilities and shareholders' equity	$2,032,127	$2,140,983
See Notes to the Consolidated Financial Statements
Piper Sandler Companies | 4

Piper Sandler Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2024	2023	2024	2023
Revenues
Investment banking	$241,470	$211,666	$731,775	$580,037
Institutional brokerage	100,934	90,493	284,113	274,644
Interest income	7,831	6,980	22,813	19,421
Investment income/(loss)	10,693	(17,108)	7,510	9,804
Total revenues	360,928	292,031	1,046,211	883,906
Interest expense	1,356	2,546	4,404	7,790
Net revenues	359,572	289,485	1,041,807	876,116

Non-interest expenses
Compensation and benefits	231,014	207,282	688,169	595,880
Outside services	13,525	12,538	39,921	38,120
Occupancy and equipment	16,481	16,308	49,274	48,056
Communications	13,712	12,883	41,509	40,241
Marketing and business development	10,392	8,674	32,527	29,656
Deal-related expenses	6,050	6,653	18,380	20,172
Trade execution and clearance	5,153	4,864	14,534	14,632
Restructuring and integration costs	775	—	1,752	3,903
Intangible asset amortization	2,572	4,833	7,294	14,641
Other operating expenses	4,283	18,900	12,164	34,075
Total non-interest expenses	303,957	292,935	905,524	839,376

Income/(loss) before income tax expense	55,615	(3,450)	136,283	36,740
Income tax expense	15,225	10,227	31,345	2,340
Net income/(loss)	40,390	(13,677)	104,938	34,400
Net income/(loss) attributable to noncontrolling interests	5,601	(17,555)	(7,117)	934
Net income attributable to Piper Sandler Companies	$34,789	$3,878	$112,055	$33,466

Earnings per common share
Basic	$2.19	$0.26	$7.11	$2.25
Diluted	$1.96	$0.22	$6.35	$1.95

Dividends declared per common share	$0.65	$0.60	$2.85	$3.05

Weighted average number of common shares outstanding
Basic	15,921	15,105	15,767	14,895
Diluted	17,769	17,256	17,636	17,176
See Notes to the Consolidated Financial Statements
Piper Sandler Companies | 5

Piper Sandler Companies
Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2024	2023	2024	2023
Net income/(loss)	$40,390	$(13,677)	$104,938	$34,400
Other comprehensive income/(loss), net of tax — Foreign currency translation adjustment	2,354	(1,209)	2,456	525
Comprehensive income/(loss)	42,744	(14,886)	107,394	34,925
Comprehensive income/(loss) attributable to noncontrolling interests	5,601	(17,555)	(7,117)	934
Comprehensive income attributable to Piper Sandler Companies	$37,143	$2,669	$114,511	$33,991
See Notes to the Consolidated Financial Statements

Piper Sandler Companies | 6

Piper Sandler Companies
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

						Accumulated	Total
	Common		Additional			Other	Common		Total
(Amounts in thousands,	Shares	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
except share amounts)	Outstanding	Stock	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Balance at December 31, 2023	15,200,149	$195	$988,136	$454,358	$(356,297)	$(894)	$1,085,498	$213,975	$1,299,473
Net income	—	—	—	42,493	—	—	42,493	7,085	49,578
Dividends	—	—	—	(35,660)	—	—	(35,660)	—	(35,660)
Amortization/issuance of restricted stock (1)	—	—	60,185	—	—	—	60,185	—	60,185
Issuance of treasury shares for restricted stock vestings	730,695	—	(61,232)	—	61,232	—	—	—	—
Repurchase of common stock from employees	(288,977)	—	—	—	(52,091)	—	(52,091)	—	(52,091)
Shares reserved/issued for director compensation	555	—	106	—	—	—	106	—	106
Other comprehensive income	—	—	—	—	—	44	44	—	44
Fund capital contributions, net	—	—	—	—	—	—	—	3,395	3,395
Balance at March 31, 2024	15,642,422	$195	$987,195	$461,191	$(347,156)	$(850)	$1,100,575	$224,455	$1,325,030
Net income/(loss)	—	—	—	34,773	—	—	34,773	(19,803)	14,970
Dividends	—	—	—	(14,787)	—	—	(14,787)	—	(14,787)
Amortization/issuance of restricted stock (1)	—	—	10,608	—	—	—	10,608	—	10,608
Issuance of treasury shares for restricted stock vestings	284,320	—	(25,260)	—	25,260	—	—	—	—
Repurchase of common stock from employees	(27,153)	—	—	—	(5,496)	—	(5,496)	—	(5,496)
Shares reserved/issued for director compensation	2,542	—	527	—	—	—	527	—	527
Other comprehensive income	—	—	—	—	—	58	58	—	58
Fund capital contributions, net	—	—	—	—	—	—	—	9,898	9,898
Balance at June 30, 2024	15,902,131	$195	$973,070	$481,177	$(327,392)	$(792)	$1,126,258	$214,550	$1,340,808
Net income	—	—	—	34,789	—	—	34,789	5,601	40,390
Dividends	—	—	—	(10,667)	—	—	(10,667)	—	(10,667)
Amortization/issuance of restricted stock (1)	—	—	9,968	—	—	—	9,968	—	9,968
Issuance of treasury shares for options exercised	8,000	—	75	—	717	—	792	—	792
Issuance of treasury shares for restricted stock vestings	18,865	—	(1,690)	—	1,690	—	—	—	—
Issuance of treasury shares for acquisitions	21,835	—	4,016	—	1,966	—	5,982	—	5,982
Repurchase of common stock from employees	(8,889)	—	—	—	(2,383)	—	(2,383)	—	(2,383)
Shares reserved/issued for director compensation	828	—	215	—	—	—	215	—	215
Other comprehensive income	—	—	—	—	—	2,354	2,354	—	2,354
Fund capital distributions, net	—	—	—	—	—	—	—	(25,377)	(25,377)
Balance at September 30, 2024	15,942,770	$195	$985,654	$505,299	$(325,402)	$1,562	$1,167,308	$194,774	$1,362,082

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
See Notes to the Consolidated Financial Statements
Piper Sandler Companies | 8

Piper Sandler Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(Amounts in thousands)	2024	2023
Operating Activities
Net income	$104,938	$34,400
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization of fixed assets	12,649	13,530
Deferred income taxes	23,033	(3,168)
Stock-based compensation	71,111	62,747
Amortization of intangible assets	7,294	14,641
Amortization of forgivable loans	10,335	7,722
Decrease/(increase) in operating assets:
Receivables from brokers, dealers and clearing organizations	113,087	(37,632)
Net financial instruments and other inventory positions owned	(21,697)	(19,689)
Investments	13,194	15,498
Other assets	(56,192)	893
Increase/(decrease) in operating liabilities:
Payables to brokers, dealers and clearing organizations	778	7,207
Accrued compensation	(111,760)	(246,241)
Other liabilities and accrued expenses	(17,353)	2,714
Net cash provided by/(used in) operating activities	149,417	(147,378)

Investing Activities
Business acquisitions, net of cash acquired	(16,166)	—
Purchases of fixed assets, net	(7,128)	(8,288)
Net cash used in investing activities	(23,294)	(8,288)

Financing Activities
Net change in short-term financing	(27,342)	—
Payment of contingent consideration	(1,550)	—
Payment of cash dividends	(61,114)	(74,208)
Decrease in noncontrolling interests	(12,084)	(16,537)
Repurchase of common stock	(59,970)	(67,620)
Proceeds from stock option exercises	792	—
Net cash used in financing activities	(161,268)	(158,365)

Currency adjustment:
Effect of exchange rate changes on cash	2,232	282

Net decrease in cash and cash equivalents	(32,913)	(313,749)

Cash and cash equivalents at beginning of period	383,098	365,624
Cash and cash equivalents at end of period	$350,185	$51,875

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$4,370	$7,750
Income taxes	$5,912	$21,646
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

NOTE 4 | ACQUISITIONS
The following acquisition was accounted for pursuant to FASB Accounting Standards Codification Topic 805, "Business Combinations." Accordingly, the purchase price was allocated to the acquired assets and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the purchase price over the net assets acquired was allocated between goodwill and intangible assets. The fair value of the equity consideration and retention-related restricted stock was determined using the market price of the Company's common stock on the date of acquisition.

Aviditi Capital Advisors, LLC ("Aviditi Advisors")
On August 23, 2024, the Company completed the acquisition of Aviditi Advisors, an alternative investment bank providing full lifecycle services to financial sponsors, global alternative investment managers and limited partner investors. The acquisition adds private capital advisory capabilities to the platform.

The economic value on the acquisition date was $70 million, which consisted of cash consideration, equity consideration, contingent consideration and contingently returnable consideration, as well as various compensation obligations, as described below.

The equity consideration of $6.0 million consisted of 21,835 shares, which vested immediately and were not subject to service requirements. The contingently returnable consideration of $4.1 million represents the fair value of consideration that is contingently returnable to the Company if certain revenue thresholds are not achieved during the performance period ending December 31, 2024. The equity consideration and contingently returnable consideration were included in the purchase price in addition to the cash consideration of $23.8 million and contingent consideration, which was immaterial based on the acquisition date fair value. The net assets acquired by the Company of $34.7 million are described below.

The compensation obligations of $35.7 million include existing deferred compensation obligations of Aviditi Advisors that were assumed by the Company on the acquisition date and acquisition-related arrangements entered into with certain employees for retention purposes. These compensation obligations consisted of restricted stock ($11.8 million), restricted mutual fund shares of investment funds ($8.6 million), restricted cash ($5.3 million) and forgivable loans ($10.0 million). As employees must fulfill service requirements in exchange for the rights to the restricted shares, restricted mutual fund shares and restricted cash, compensation expense will be amortized on a straight-line basis over the requisite service period. See Note 16 for further discussion on the restricted shares and restricted mutual fund shares. The restricted cash will generally vest in quarterly installments through the first quarter of 2028. The loans will be forgiven, so long as the applicable employees remain continuously employed for the loan term of three to five years. Compensation expense will be amortized on a straight-line basis over the loan term.

Piper Sandler Companies | 11

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Additional cash of up to $86.3 million may be earned if certain net revenue targets are achieved during the performance period from August 23, 2024 to December 31, 2028. Certain amounts may be earned by Aviditi Advisors' non-employee equity owners with no service requirements. The Company recorded a liability as of the acquisition date for the fair value of this contingent consideration, which was included in the purchase price. Adjustments to this liability after the acquisition date, if any, will be recorded as non-compensation expense on the consolidated statements of operations. The remaining amounts may be earned by employee owners in exchange for service requirements. As these amounts compensate employees for future services, the value was not part of the purchase price. Amounts estimated to be payable, if any, will be recorded as compensation expense on the consolidated statements of operations over the respective requisite service period. If earned, amounts will be paid on various dates through the second quarter of 2029.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition:

(Amounts in thousands)
Assets
Cash and cash equivalents	$11,717
Right-of-use lease assets	1,898
Goodwill	8,571
Intangible assets	1,595
Other assets (1)	42,973
Total assets acquired	66,754

Liabilities
Short-term financing (2)	17,342
Accrued compensation	11,235
Accrued lease liabilities	1,898
Other liabilities and accrued expenses	1,628
Total liabilities assumed	32,103

Net assets acquired	$34,651
(1)Primarily consists of installment fee receivables, as discussed in Note 11.
(2)Amount was immediately repaid in full on August 23, 2024. See Note 12 for further information.

The Company recorded $8.6 million of goodwill on the consolidated statements of financial condition, all of which is expected to be deductible for income tax purposes. The final goodwill recorded on the Company's consolidated statements of financial condition may differ from that reflected herein as a result of measurement period adjustments. In management's opinion, the goodwill represents the reputation and operating expertise of Aviditi Advisors. Identifiable intangible asset purchased by the Company consisted of customer relationships with an acquisition date fair value of $1.6 million.

Integration costs of $0.5 million and $1.8 million were incurred for the three and nine months ended September 30, 2024, respectively, and are included in restructuring and integration costs on the consolidated statements of operations.

Pro Forma Financial Information
The results of operations of Aviditi Advisors have been included in the Company's consolidated financial statements prospectively beginning on the acquisition date. The acquisition has been fully integrated with the Company's existing operations. Accordingly, post-acquisition revenues and net income are not discernible. Pro forma financial information for Aviditi Advisors is not presented as the impact to the Company's historical results is not material.

Piper Sandler Companies | 12

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 5 | RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

	September 30,	December 31,
(Amounts in thousands)	2024	2023
Receivables from brokers, dealers and clearing organizations
Receivable from clearing organizations	$87,567	$199,143
Receivable from brokers and dealers	7,493	9,176
Other	3,857	3,685
Total receivables from brokers, dealers and clearing organizations	$98,917	$212,004

Payables to brokers, dealers and clearing organizations
Payable to brokers and dealers	$1,757	$979
Total payables to brokers, dealers and clearing organizations	$1,757	$979

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

Investments
The Company's investments valued at fair value include equity investments in private companies and mutual funds related to deferred compensation plans. Investments in private companies are valued based on an assessment of each underlying security, considering rounds of financing, the financial condition and operating results of the private company, third-party transactions and market-based information, including comparable company transactions, trading multiples (e.g., multiples of revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA")), discounted cash flow analyses and changes in market outlook, among other factors. These securities are categorized based on the lowest level of input that is significant to the fair value measurement. Certain underlying securities, as well as investments in mutual funds, are valued based on quoted prices from the exchange for identical assets as of the period-end date. To the extent these securities are actively traded and valuation adjustments are not applied, they are categorized as Level I. See Note 16 for additional information about the Company's deferred compensation plans.

Piper Sandler Companies | 15

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the valuation of the Company's financial instruments by pricing observability levels defined in FASB Accounting Standards Codification Topic 820, "Fair Value Measurement" ("ASC 820") as of September 30, 2024:

				Counterparty
				and Cash
				Collateral
(Amounts in thousands)	Level I	Level II	Level III	Netting (1)	Total
Assets
Financial instruments and other inventory positions owned:
Corporate securities:
Convertible securities	$—	$147,946	$—	$—	$147,946
Fixed income securities	—	15,336	—	—	15,336
Municipal securities:
Taxable securities	—	19,608	—	—	19,608
Tax-exempt securities	—	120,003	279	—	120,282
Short-term securities	—	13,594	—	—	13,594
Asset-backed securities	—	50,808	—	—	50,808
U.S. government agency securities	—	34,443	—	—	34,443
U.S. government securities	6,282	—	—	—	6,282
Derivative contracts	—	14,709	4,777	(9,760)	9,726
Total financial instruments and other inventory positions owned	6,282	416,447	5,056	(9,760)	418,025

Cash equivalents	89,677	—	—	—	89,677
Investments at fair value (2)	100,178	—	170,145	—	270,323
Total assets	$196,137	$416,447	$175,201	$(9,760)	$778,025

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$41,681	$—	$—	$—	$41,681
Fixed income securities	—	1,856	—	—	1,856
U.S. government securities	64,293	—	—	—	64,293
Derivative contracts	—	12,183	3,672	(12,934)	2,921
Total financial instruments and other inventory positions sold, but not yet purchased	$105,974	$14,039	$3,672	$(12,934)	$110,751
(1)Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.
(2)Includes noncontrolling interests of $190.6 million attributable to unrelated third-party ownership in consolidated alternative asset management funds, of which $130.1 million is classified as Level III.

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
(2)Includes noncontrolling interests of $211.1 million attributable to unrelated third-party ownership in consolidated alternative asset management funds, of which $177.0 million is classified as Level III.

The carrying values of the Company's cash, receivables and payables either from or to brokers, dealers and clearing organizations, and short-term financings approximate fair value due to either their liquid or short-term nature.

Piper Sandler Companies | 17

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

At September 30, 2024, the Company's Level I investments at fair value included $59.1 million of equity securities subject to contractual sale restrictions, of which $3.6 million will expire in the fourth quarter of 2024 and $35.2 million will expire in the first quarter of 2025. The sales restrictions on the remaining $20.3 million of equity securities are in effect during certain trading windows.

The following tables summarize the changes in fair value associated with Level III financial instruments held at the beginning or end of the periods presented:

	Level III
	Assets			Liabilities
(Amounts in thousands)	Tax-Exempt Municipal Securities	Derivative Contracts	Investments at Fair Value	Derivative Contracts
Balance at June 30, 2024	$270	$2,655	$195,834	$2,974
Purchases	—	—	11,529	—
Sales	—	—	(11,042)	—
Settlements	—	(342)	—	(3,590)
Transfers in	—	—	—	—
Transfers out (1)	—	—	(35,327)	—
Total realized and unrealized gains/(losses)	9	2,464	9,151	4,288
Balance at September 30, 2024	$279	$4,777	$170,145	$3,672

Balance at June 30, 2023	$3,890	$1,327	$208,837	$730
Purchases	—	—	9,539	—
Sales	—	—	(19,001)	—
Settlements	—	(85)	—	60
Transfers in	—	—	—	—
Transfers out	—	—	—	—
Total realized and unrealized gains/(losses)	(215)	10,964	4,798	2,284
Balance at September 30, 2023	$3,675	$12,206	$204,173	$3,074

Unrealized gains/(losses) for assets/liabilities held at:
September 30, 2024	$9	$2,548	$(8,549)	$3,341
September 30, 2023	$(215)	$11,255	$4,810	$3,035

Continued on next page
Piper Sandler Companies | 18

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

	Level III
	Assets			Liabilities
(Amounts in thousands)	Tax-Exempt Municipal Securities	Derivative Contracts	Investments at Fair Value	Derivative Contracts
Balance at December 31, 2023	$2,869	$5,834	$224,280	$7,962
Purchases	—	—	23,584	—
Sales	(1,901)	—	(41,042)	—
Settlements	—	(2,842)	—	(6,191)
Transfers in	—	—	—	—
Transfers out (1)	—	—	(48,546)	—
Total realized and unrealized gains/(losses)	(689)	1,785	11,869	1,901
Balance at September 30, 2024	$279	$4,777	$170,145	$3,672

Balance at December 31, 2022	$3,887	$4,756	$191,845	$1,082
Purchases	—	—	28,675	—
Sales	—	—	(25,748)	—
Settlements	—	(2,443)	—	(1,353)
Transfers in	—	—	—	—
Transfers out (1)	—	—	(14,691)	—
Total realized and unrealized gains/(losses)	(212)	9,893	24,092	3,345
Balance at September 30, 2023	$3,675	$12,206	$204,173	$3,074

Unrealized gains/(losses) for assets/liabilities held at:
September 30, 2024	$12	$3,571	$(20,450)	$3,672
September 30, 2023	$(212)	$12,206	$15,429	$3,074
(1)Transfers out of Level III are primarily due to unobservable inputs becoming observable.

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

Piper Sandler Companies | 19

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company's Level III financial instruments as of September 30, 2024:

	Valuation			Weighted
	Technique	Unobservable Input	Range	Average (1)
Assets
Tax-exempt municipal securities	Discounted cash flow	Expected recovery rate (% of par) (3)	0 - 25%	13.4%
Derivative contracts	Discounted cash flow	Premium over the MMD curve in basis points ("bps") (3)	0.6 - 27 bps	7.9 bps
Investments at fair value (2)	Market approach	Revenue multiple (3)	2 - 10 times	6.5 times
		EBITDA multiple (3)	11 - 15 times	13.0 times
		Market comparable valuation multiple (3)	0.8 - 2 times	1.1 times
	Discounted cash flow	Discount rate (4)	16 - 25%	18.8%

Liabilities
Derivative contracts	Discounted cash flow	Premium over the MMD curve in bps (4)	0.9 - 34 bps	19.3 bps
(1)Unobservable inputs were weighted by the relative fair value of the financial instruments.
(2)As of September 30, 2024, the Company had $170.1 million of Level III investments at fair value, of which $40.7 million was valued based on a recent round of independent financing.
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

Piper Sandler Companies | 20

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 7 | FINANCIAL INSTRUMENTS AND OTHER INVENTORY POSITIONS

	September 30,	December 31,
(Amounts in thousands)	2024	2023
Financial instruments and other inventory positions owned
Corporate securities:
Equity securities	$—	$388
Convertible securities	147,946	131,375
Fixed income securities	15,336	1,645
Municipal securities:
Taxable securities	19,608	25,744
Tax-exempt securities	120,282	138,755
Short-term securities	13,594	7,122
Asset-backed securities	50,808	8,149
U.S. government agency securities	34,443	104,418
U.S. government securities	6,282	5,895
Derivative contracts	9,726	11,066
Total financial instruments and other inventory positions owned	$418,025	$434,557

Financial instruments and other inventory positions sold, but not yet purchased
Corporate securities:
Equity securities	$41,681	$53,857
Fixed income securities	1,856	2,230
U.S. government agency securities	—	48,268
U.S. government securities	64,293	40,437
Derivative contracts	2,921	4,188
Total financial instruments and other inventory positions sold, but not yet purchased	$110,751	$148,980

At September 30, 2024 and December 31, 2023, financial instruments and other inventory positions owned in the amount of $97.7 million and $92.8 million, respectively, had been pledged as collateral for short-term financing arrangements.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Derivative Contract Financial Instruments
Customer Matched-Book Derivatives
The Company enters into interest rate derivative contracts in a principal capacity as a dealer to satisfy the financial needs of its customers. The Company simultaneously enters into an interest rate derivative contract with a third party for the same notional amount to hedge the interest rate and credit risk of the initial client interest rate derivative contract. In certain instances, the Company has only hedged interest rate risk with a third party, and retains uncollateralized credit risk as described below. These instruments use rates based upon the Secured Overnight Financing Rate ("SOFR") index, the MMD index or the Securities Industry and Financial Markets Association ("SIFMA") index. Similarly, the Company enters into a limited number of credit default swap contracts to facilitate customer transactions. These instruments use rates based upon the Commercial Mortgage Backed Securities ("CMBX") index.

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

	September 30, 2024			December 31, 2023
(Amounts in thousands)	Derivative	Derivative	Notional	Derivative	Derivative	Notional
Derivative Category	Assets (1)	Liabilities (2)	Amount	Assets (1)	Liabilities (2)	Amount
Interest rate:
Customer matched-book	$16,439	$14,019	$484,334	$54,676	$49,293	$1,356,924
Trading securities	3,047	1,836	154,130	3,769	5,701	196,250
	$19,486	$15,855	$638,464	$58,445	$54,994	$1,553,174
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

		Three Months Ended		Nine Months Ended
(Amounts in thousands)		September 30,		September 30,
Derivative Category	Operations Category	2024	2023	2024	2023
Interest rate derivative contract	Investment banking	$(2,760)	$(230)	$(3,054)	$(240)
Interest rate derivative contract	Institutional brokerage	1,423	8,540	3,233	5,463
		$(1,337)	$8,310	$179	$5,223
Piper Sandler Companies | 22

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Credit risk associated with the Company's derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company's derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company's financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The Company's derivative contracts are generally collateralized by its counterparties, who are major financial institutions. As of September 30, 2024, the Company had $6.4 million of uncollateralized credit exposure with three counterparties (notional contract amount of $77.2 million), including $5.9 million of uncollateralized credit exposure with one counterparty.

NOTE 8 | INVESTMENTS

	September 30,	December 31,
(Amounts in thousands)	2024	2023
Investments at fair value	$270,323	$285,881
Investments at cost	281	281
Investments accounted for under the equity method	14,250	11,886
Total investments	284,854	298,048
Less: Investments attributable to noncontrolling interests (1)	(190,643)	(211,096)
Total investments attributable to Piper Sandler Companies	$94,211	$86,952
(1)Noncontrolling interests are attributable to unrelated third-party ownership in consolidated alternative asset management funds.

At September 30, 2024, investments carried on a cost basis had an estimated fair market value of $0.3 million. Because valuation estimates were based upon management's judgment, investments carried at cost would be categorized as Level III assets in the fair value hierarchy, if they were carried at fair value.

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

	September 30,	December 31,
(Amounts in thousands)	2024	2023
Assets
Cash and cash equivalents	$5,772	$6,994
Investments	239,757	266,508
Other assets	—	37
Total assets	$245,529	$273,539

Liabilities
Other liabilities and accrued expenses	$1,148	$4,857
Total liabilities	$1,148	$4,857

The Company has investments in a grantor trust which was established as part of a nonqualified deferred compensation plan. The Company is the primary beneficiary of the grantor trust. Accordingly, the assets and liabilities of the grantor trust are consolidated by the Company on the consolidated statements of financial condition. See Note 16 for additional information on the Company's nonqualified deferred compensation plan.

Nonconsolidated VIEs
The Company determined it is not the primary beneficiary of certain VIEs and, accordingly, does not consolidate them. These VIEs had net assets approximating $1.1 billion at September 30, 2024 and December 31, 2023. The Company's exposure to loss from these VIEs is $14.7 million, which is the carrying value of its capital contributions recorded in investments on the consolidated statements of financial condition at September 30, 2024. The Company had no liabilities related to these VIEs at September 30, 2024 and December 31, 2023. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of September 30, 2024.

Piper Sandler Companies | 24

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 10 | GOODWILL AND INTANGIBLE ASSETS

(Amounts in thousands)
Goodwill
Balance at December 31, 2023	$301,760
Goodwill acquired	8,571
Balance at September 30, 2024	$310,331

Intangible assets
Balance at December 31, 2023	$116,197
Intangible assets acquired	1,595
Amortization of intangible assets	(7,294)
Balance at September 30, 2024	$110,498

As discussed in Note 4, the addition of goodwill and intangible assets during the nine months ended September 30, 2024 related to the acquisition of Aviditi Advisors. Management identified $1.6 million of customer relationship intangible assets, which are being amortized over a weighted average life of 0.8 years.

At September 30, 2024, intangible assets with determinable lives consisted of customer relationships. The following table summarizes the future aggregate amortization expense of the Company's intangible assets with determinable lives:

(Amounts in thousands)
Remainder of 2024	$2,994
2025	8,639
2026	7,253
2027	3,480
2028	2,191
Thereafter	541
Total	$25,098

Indefinite-lived intangible assets consist of the Sandler trade name of $85.4 million, which is not subject to amortization.

NOTE 11 | OTHER ASSETS

	September 30,	December 31,
(Amounts in thousands)	2024	2023
Installment fee receivables	$42,255	$—
Fee receivables	27,558	27,765
Forgivable employee loans	48,919	15,771
Prepaid expenses	25,836	22,396
Income tax receivables	3,521	5,939
Other	27,175	14,084
Total other assets	$175,264	$85,955

Installment fee receivables are related to the Company's private fund placement services and are generally paid in installments over a period of two to four years. The Company's installment fee receivables are carried at amortized cost, which approximates fair value, and would be categorized as Level II assets in the fair value hierarchy if they were carried at fair value.

Piper Sandler Companies | 25

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The Company estimates the allowance for credit losses using relevant available information from internal and external sources relating to historical credit loss experience, current economic conditions and reasonable and supportable forecasts that could potentially affect the collectibility of the reported amounts. The allowance for credit losses was immaterial at September 30, 2024 and December 31, 2023.

NOTE 12 | SHORT-TERM FINANCING
Unsecured Revolving Credit Facility
The Company has an unsecured $120 million revolving credit facility with U.S. Bank N.A. The credit agreement will terminate on December 18, 2026, unless otherwise terminated. The interest rate is variable and based on either the federal funds rate or prime plus an applicable margin. This credit facility includes customary events of default and covenants that, among other things, require the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital of $120 million, limit the Company's leverage ratio, require maintenance of a minimum ratio of operating cash flow to fixed charges, and impose certain limitations on the Company's ability to make acquisitions and make payments on its capital stock. At September 30, 2024, there were $20.0 million of advances against this credit facility, with a weighted average interest rate of 6.83 percent. At December 31, 2023, there were $30.0 million of advances against this credit facility, with a weighted average interest rate of 7.33 percent.

Secured Revolving Credit Facility
On August 23, 2024, the Company entered into a $30 million revolving credit facility with Cadence Bank. Advances under this facility are secured by certain installment fee receivables. The credit agreement will terminate on August 23, 2027, unless otherwise terminated. The interest rate is variable and based on either the federal funds rate, prime, or SOFR plus an applicable margin. This credit facility includes customary events of default and covenants that, among other things, require the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital of $120 million, limit the Company's leverage ratio, require maintenance of a minimum fixed charge coverage ratio, and impose certain limitations on the Company's ability to make acquisitions and make payments on its capital stock. At September 30, 2024, the Company had no advances against this credit facility.

Committed Line
The Company's committed short-term bank line financing at September 30, 2024 consisted of a one-year $50 million committed revolving credit facility with U.S. Bank N.A., which has been renewed annually in the fourth quarter of each year since 2008. Advances under this facility are secured by certain marketable securities. The interest rate is variable and based on the federal funds rate plus an applicable margin. The facility includes a covenant that requires the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital of $120 million, and the unpaid principal amount of all advances under this facility will be due on December 6, 2024. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis. At September 30, 2024 and December 31, 2023, the Company had no advances against this line of credit.

Short-Term Financing Arrangement Assumed in Acquisition of Aviditi Advisors
The Company assumed $17.3 million of short-term financing in conjunction with its acquisition of Aviditi Advisors, as discussed in Note 4. The outstanding balance was immediately repaid in full on August 23, 2024 and the financing arrangement was subsequently terminated.

NOTE 13 | LEGAL CONTINGENCIES
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

During the third quarter of 2024, the Company settled investigations by the SEC and the Commodity Futures Trading Commission (the "CFTC") regarding compliance with recordkeeping requirements for business-related communications sent over unapproved electronic messaging channels. The settlement with the SEC included a civil penalty of $14.0 million and the settlement with the CFTC included a civil penalty of $2.0 million. The Company had previously accrued $16.0 million as estimated civil penalties related to these investigations.

If during any period a potential adverse contingency becomes probable or is resolved for an amount in excess of the established accrual, the results of operations and cash flows in that period and the financial condition as of the end of that period could be materially adversely affected. In addition, there can be no assurance that material losses will not be incurred from claims that have not yet been brought to the Company's attention or are not yet determined to be reasonably possible. Reasonably possible losses in excess of amounts accrued at September 30, 2024 are not material.

NOTE 14 | SHAREHOLDERS' EQUITY
Dividends
The Company's current dividend policy is intended to return a metric based on fiscal year net income to its shareholders. The Company's board of directors determines the declaration and payment of dividends and is free to change the Company's dividend policy at any time.

During the nine months ended September 30, 2024, the Company declared and paid quarterly cash dividends on its common stock, aggregating $1.85 per share, and a special cash dividend on its common stock of $1.00 per share. The special cash dividend related to the Company's fiscal year 2023 results. Total dividends paid, including accrued forfeitable dividends paid on restricted stock vestings, were $61.1 million for the nine months ended September 30, 2024.

On October 25, 2024, the board of directors declared a quarterly cash dividend on its common stock of $0.65 per share to be paid on December 13, 2024, to shareholders of record as of the close of business on November 22, 2024.

Share Repurchases
The Company purchases shares of common stock pursuant to share repurchase programs authorized by the Company's board of directors. The Company also purchases shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations.

The following table summarizes the repurchase programs authorized by the Company's board of directors:

Effective Date	Authorized Amount	Expiration Date	Remaining Authorization at September 30, 2024
May 6, 2022	$150.0 million	December 31, 2024	$138.2 million
January 1, 2022	$150.0 million	December 31, 2023	$—

During the nine months ended September 30, 2024 and 2023, the Company did not repurchase shares of common stock related to its share repurchase programs.
Piper Sandler Companies | 27

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company's share repurchase activity from employees related to employment tax obligations:

	Nine Months Ended
	September 30,
	2024	2023
Common shares repurchased	325,019	474,354
Aggregate purchase price (in millions)	$60.0	$67.6
Average price per share	$184.51	$142.55

Issuance of Shares
The Company issues common shares out of treasury stock as a result of employee restricted share vesting and exercise transactions as discussed in Note 16. During the nine months ended September 30, 2024 and 2023, the Company issued 1,041,880 shares and 1,916,220 shares, respectively, related to these obligations. During the nine months ended September 30, 2024, the Company also issued 21,835 common shares out of treasury stock for equity consideration related to the acquisition of Aviditi Advisors, as discussed in Note 4.

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

Ownership interests in entities held by parties other than the Company's common shareholders are presented as noncontrolling interests within shareholders' equity, separate from the Company's own equity. Revenues, expenses and net income or loss are reported on the consolidated statements of operations on a consolidated basis, which includes amounts attributable to both the Company's common shareholders and noncontrolling interests. Net income or loss is then allocated between the Company and noncontrolling interests based upon their relative ownership interests. Net income/(loss) attributable to noncontrolling interests is deducted from consolidated net income/(loss) to determine net income attributable to the Company. The Company does not have other comprehensive income or loss attributable to noncontrolling interests.

Piper Sandler Companies | 28

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 15 | REVENUES AND BUSINESS INFORMATION
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

Reportable financial results are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2024	2023	2024	2023
Revenues
Investment banking:
Advisory services	$188,047	$154,560	$529,144	$424,999
Corporate financing	17,903	37,171	121,125	100,899
Municipal financing	35,520	19,935	81,506	54,139
Total investment banking	241,470	211,666	731,775	580,037

Institutional brokerage:
Equity brokerage	52,480	50,243	154,043	154,509
Fixed income services	48,454	40,250	130,070	120,135
Total institutional brokerage	100,934	90,493	284,113	274,644

Interest income	7,831	6,980	22,813	19,421
Investment income/(loss)	10,693	(17,108)	7,510	9,804
Total revenues	360,928	292,031	1,046,211	883,906
Interest expense	1,356	2,546	4,404	7,790
Net revenues	359,572	289,485	1,041,807	876,116
Total non-interest expenses	303,957	292,935	905,524	839,376
Pre-tax income/(loss)	$55,615	$(3,450)	$136,283	$36,740

Pre-tax margin	15.5%	(1.2)%	13.1%	4.2%

Piper Sandler Companies | 29

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 16 | COMPENSATION PLANS
Stock-Based Compensation Plans
The Company has four outstanding stock-based compensation plans: the Amended and Restated 2003 Annual and Long-Term Incentive Plan (the "Incentive Plan"), the 2020 Employment Inducement Award Plan (the "2020 Inducement Plan"), the 2022 Employment Inducement Award Plan (the "2022 Inducement Plan") and the 2024 Employment Inducement Award Plan (the "2024 Inducement Plan"). The Company's equity awards are recognized on the consolidated statements of operations at grant date fair value over the service period of the award, less forfeitures.

The following table provides a summary of the Company's outstanding equity awards (in shares or units, as applicable) as of September 30, 2024:

Restricted stock
Restricted stock related to compensation plans:
Annual grants	563,257
Sign-on grants	123,947
Inducement grants	39,162
2020 Inducement Plan grants	263,653
2022 Inducement Plan grants	126,608
2024 Inducement Plan grants	42,980
Total restricted stock related to compensation plans	1,159,607

Restricted stock related to acquisitions (1)	764,335
Total restricted stock	1,923,942

Restricted stock units	152,318

Stock options	148,667
(1)Includes restricted stock with service conditions issued in conjunction with certain acquisitions.

Incentive Plan
The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company's employees and directors for up to 10.9 million shares of common stock (1.8 million shares remained available for future issuance under the Incentive Plan as of September 30, 2024). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant's death, and at the discretion of the compensation committee of the Company's board of directors.

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

Piper Sandler Companies | 31

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The fair value of the performance condition portion of the award was based on the closing price of the Company's common stock on the grant date. If the Company determines that it is probable that the performance condition will be achieved, compensation expense is amortized on a straight-line basis over the 36-month performance period. The Company reevaluates achievement of the performance condition by grant year each reporting period with changes in estimated outcomes accounted for using a cumulative effect adjustment to compensation expense. Compensation expense will be recognized only if the performance condition is met. Employees forfeit unvested restricted stock units upon termination of employment with a corresponding reversal of compensation expense. As of September 30, 2024, the expected payout leverage for the performance condition portion of the award by grant year is as follows:

Expected Payout
Grant Year	Leverage
2024	64%
2023	52%
2022	25%

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

Inducement Plans
Inducement plan awards are amortized as compensation expense on a straight-line basis over the requisite service period. Employees forfeit unvested shares upon termination of employment and a reversal of compensation expense is recorded.

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

The Company established the 2024 Inducement Plan in conjunction with its acquisition of Aviditi Advisors. On August 23, 2024, the Company granted $11.8 million (42,980 shares) in restricted stock. These restricted shares have both ratable and graded vesting terms with vesting periods of three or five years.

Piper Sandler Companies | 33

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Stock-Based Compensation Activity
The following table summarizes the Company's stock-based compensation activity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in millions)	2024	2023	2024	2023
Stock-based compensation expense	$20.3	$21.5	$69.9	$61.6
Forfeitures	0.7	0.2	2.2	1.0
Tax benefit related to stock-based compensation expense	3.5	3.3	11.4	11.4

The following table summarizes the changes in the Company's unvested restricted stock:

	Unvested	Weighted Average
	Restricted Stock	Grant Date
	(in Shares)	Fair Value
December 31, 2023	2,593,922	$104.89
Granted	301,850	213.94
Vested	(938,214)	97.66
Canceled	(33,616)	137.63
September 30, 2024	1,923,942	$124.96

The following table summarizes the changes in the Company's unvested restricted stock units:

	Unvested	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
December 31, 2023	181,193	$141.08
Granted	33,694	199.39
Vested	(62,569)	103.69
Canceled	—	—
September 30, 2024	152,318	$169.34
As of September 30, 2024, there was $84.5 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 3.2 years.

Piper Sandler Companies | 34

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the changes in the Company's outstanding stock options:

			Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
December 31, 2023	156,667	$133.35	6.5	$6,504,325
Granted	—	—
Exercised	(8,000)	99.00		1,334,949
Canceled	—	—
Expired	—	—
September 30, 2024	148,667	$135.20	5.9	$22,093,148

Options exercisable at September 30, 2024	73,667	$99.00	3.4	$13,614,398

As of September 30, 2024, there was $2.4 million of unrecognized compensation cost related to stock options expected to be recognized over a weighted average period of 3.4 years. There was no tax benefit recorded as a result of stock option exercises for the nine months ended September 30, 2024.

Deferred Compensation Plans
The Company maintains various deferred compensation arrangements for employees.

Mutual Fund Restricted Share Investment Plan
The Mutual Fund Restricted Share ("MFRS") Investment Plan is a fully funded deferred compensation plan which allows eligible employees to receive a portion of their incentive compensation or retention awards in restricted mutual fund shares of investment funds. Compensation expense for MFRS awards is recognized over the period in which the award is deemed to be earned, as discussed below. Forfeitures of MFRS awards are recorded as a reduction of compensation and benefits expense within the consolidated statements of operations.

The Company grants MFRS awards to qualifying employees in February of each year ("Annual MFRS Awards"). Annual MFRS Awards represent a portion of these employees' compensation for performance in the preceding year, similar to the Company's Annual Grants. Annual MFRS Awards vest ratably over three years in equal installments. Annual MFRS Awards provide for continued vesting after termination of employment so long as the employee does not violate certain post-termination restrictions set forth in the award agreement or any agreement entered into upon termination. Annual MFRS Awards are owned by employee recipients (subject to the aforementioned vesting restrictions) and as such are not included on the consolidated statements of financial condition.

The Company also grants MFRS awards for retention purposes ("Retention MFRS Awards"). As employees must fulfill service requirements in exchange for rights to these awards, compensation expense is amortized on a straight-line basis over the requisite service period. Retention MFRS Awards have both ratable and graded vesting terms with vesting periods of three or five years. The Company purchased selected mutual funds to economically hedge its obligation related to the Retention MFRS Awards. These amounts are included in investments on the consolidated statements of financial condition. The related compensation liability is included in accrued compensation on the consolidated statements of financial condition. Changes in the fair value of the investments made by the Company are reported in investment income/(loss) and changes in the corresponding compensation liability are reflected as compensation and benefits expense on the consolidated statements of operations.

Piper Sandler Companies | 35

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Nonqualified Deferred Compensation Plan
The nonqualified deferred compensation plan is an unfunded plan which allows certain highly compensated employees, at their election, to defer a portion of their compensation. This plan was closed to future deferral elections by participants for performance periods beginning after December 31, 2017. The amounts deferred under this plan are held in a grantor trust. The Company invests, as a principal, in investments to economically hedge its obligation under the nonqualified deferred compensation plan. The investments in the grantor trust consist of mutual funds which are categorized as Level I in the fair value hierarchy. These investments totaled $21.5 million and $18.6 million as of September 30, 2024 and December 31, 2023, respectively, and are included in investments on the consolidated statements of financial condition. A corresponding deferred compensation liability is included in accrued compensation on the consolidated statements of financial condition. The compensation deferred by the employees was expensed in the period earned. Changes in the fair value of the investments made by the Company are reported in investment income/(loss) and changes in the corresponding deferred compensation liability are reflected as compensation and benefits expense on the consolidated statements of operations.

Acquisition-Related Compensation Arrangements
In conjunction with the 2024 acquisition of Aviditi Advisors, additional cash may be earned if certain net revenue targets are achieved. See Note 4 for additional information.

In conjunction with the 2022 acquisition of DBO Partners, additional cash of up to $25.0 million may be earned (the "DBO Earnout") if a net revenue target is achieved during the performance period from January 1, 2023 to December 31, 2024. Of the total amount, up to $20.0 million may be earned by former partners with no service requirements. The Company recorded a $1.7 million liability as of the acquisition date for the fair value of this contingent consideration. Adjustments to this liability after the acquisition date are recorded as non-compensation expense on the consolidated statements of operations. As of September 30, 2024, the Company does not expect that the portion of the DBO Earnout with no service requirements will be earned. As a result, the Company has no accrual recorded related to this additional cash payment. The Company recorded a $1.7 million reversal of other operating expenses for the three and nine months ended September 30, 2023 related to this additional cash payment. The remaining $5.0 million may be earned by certain employees, whom are now employees of the Company, in exchange for service requirements. Amounts estimated to be payable, if any, will be recorded as compensation expense on the consolidated statements of operations over the requisite service period. As of September 30, 2024, the Company has no accrual recorded for the portion of the DBO Earnout with service requirements. If earned, the DBO Earnout will be paid by March 31, 2025.

In conjunction with the 2022 acquisition of Cornerstone Macro, additional cash of up to $27.8 million was available to be earned based on achieving a net revenue target during the performance period from July 1, 2022 to December 31, 2023. Of the total amount, up to $6.0 million was available to be earned by Cornerstone Macro's equity owners with no service requirements. The Company paid the maximum amount of $6.0 million related to this additional cash payment in the second quarter of 2024. The remaining amount may be earned by the equity owners, whom are now employees of the Company, and certain employees in exchange for service requirements. Amounts estimated to be payable, if any, will be recorded as compensation expense on the consolidated statements of operations over the requisite service period, and will be paid by June 30, 2025 and June 30, 2026. As of September 30, 2024, the Company expects $5.5 million will be earned and has accrued $3.4 million related to these additional cash payments. The Company recorded $1.5 million and $0.3 million in compensation expense related to these additional cash payments for the nine months ended September 30, 2024 and 2023, respectively.

In conjunction with the 2020 acquisition of TRS, additional cash was available to be earned by certain employees if a revenue threshold was exceeded during the three-year post-acquisition period (the "TRS Earnout"). The Company paid the maximum amount of $7.0 million related to the TRS Earnout in the first quarter of 2024. Amounts payable were recorded as compensation expense on the consolidated statements of operations over the requisite service period. The Company recorded $0.5 million and $1.6 million in compensation expense related to the TRS Earnout for the nine months ended September 30, 2024 and 2023, respectively.

Piper Sandler Companies | 36

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

In conjunction with the 2020 acquisition of Valence, additional cash was available to be earned by certain employees if a revenue threshold was exceeded during the three-year post-acquisition period (the "Valence Earnout"). The Company paid $10.0 million related to the Valence Earnout in the third quarter of 2023. Amounts payable were recorded as compensation expense on the consolidated statements of operations over the requisite service period. The Company recorded $2.2 million in compensation expense related to the Valence Earnout for the nine months ended September 30, 2023.

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

NOTE 17 | RESTRUCTURING AND INTEGRATION COSTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2024	2023	2024	2023
Restructuring and integration costs
Restructuring costs:
Severance, benefits and outplacement	$—	$—	$(297)	$2,937
Vacated leased office space	255	—	255	896
Total restructuring costs	255	—	(42)	3,833

Integration costs	520	—	1,794	70
Total restructuring and integration costs	$775	$—	$1,752	$3,903

Piper Sandler Companies | 37

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)
NOTE 18 | EARNINGS PER SHARE ("EPS")
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

The computation of EPS is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2024	2023	2024	2023
Net income attributable to Piper Sandler Companies	$34,789	$3,878	$112,055	$33,466

Shares for basic and diluted calculations
Average shares used in basic computation	15,921	15,105	15,767	14,895
Stock options	65	26	48	24
Restricted stock units	190	167	180	155
Restricted shares	1,594	1,959	1,641	2,103
Average shares used in diluted computation	17,769	17,256	17,636	17,176

Earnings per common share
Basic	$2.19	$0.26	$7.11	$2.25
Diluted	$1.96	$0.22	$6.35	$1.95

The anti-dilutive effects from stock options and restricted shares were immaterial for the three and nine months ended September 30, 2024 and 2023.

Piper Sandler Companies | 38

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)
NOTE 19 | NET CAPITAL REQUIREMENTS AND OTHER REGULATORY MATTERS
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

At September 30, 2024, net capital calculated under the SEC rule was $236.5 million, and exceeded the minimum net capital required under the SEC rule by $235.5 million.

The Company's committed line, unsecured revolving credit facility and secured revolving credit facility include covenants requiring Piper Sandler to maintain a minimum regulatory net capital of $120 million. The Company's fully disclosed clearing agreement with Pershing includes a covenant requiring Piper Sandler to maintain excess net capital of $120 million.

Piper Sandler Ltd., a broker dealer subsidiary registered in the U.K., is subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority. As of September 30, 2024, Piper Sandler Ltd. was in compliance with the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority.

Piper Sandler Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At September 30, 2024, Piper Sandler Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Aviditi Capital Advisors Europe GmbH, a European subsidiary, is authorized and regulated by the Federal Financial Supervisory Authority ("BaFin") as a tied agent of AHP Capital Management GmbH, a third-party financial institution.
Piper Sandler Companies | 39

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

EXPLANATION OF NON-GAAP FINANCIAL MEASURES
We have included financial measures that are not prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP"). Adjustments to these non-GAAP financial measures include (1) the exclusion of investment (income)/loss and non-compensation expenses related to noncontrolling interests, (2) the exclusion of interest expense on long-term financing from net revenues, (3) the exclusion of amortization of intangible assets related to acquisitions, (4) the exclusion of compensation and non-compensation expenses from acquisition-related agreements, (5) the exclusion of restructuring and integration costs related to acquisitions and/or headcount reductions, (6) the exclusion of non-compensation expenses from regulatory settlements (see Note 13 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information) and (7) the income tax impact allocated to the adjustments. The non-compensation expenses from regulatory settlements for the nine months ended September 30, 2024 include the reversal of other operating expenses of $4.0 million, as we reduced the accrual for civil penalties related to regulatory settlements with the SEC and Commodity Futures Trading Commission (the "CFTC"). The non-compensation expenses from regulatory settlements for the three and nine months ended September 30, 2023 include a $15.0 million accrual of other operating expenses for an estimated civil penalty related to the regulatory settlement with the SEC. In connection with these matters, we also incurred $0.4 million of outside services expenses for the nine months ended September 30, 2024, and $1.4 million of outside services expenses for the three and nine months ended September 30, 2023. The adjusted weighted average diluted shares outstanding used in the calculation of non-GAAP earnings per diluted common share contains an adjustment to include the common shares for unvested restricted stock awards with service conditions granted pursuant to all acquisitions since January 1, 2020. These adjustments affect the following financial measures: net revenues, compensation expenses, non-compensation expenses, income tax expense, net income attributable to Piper Sandler Companies, earnings per diluted common share, total non-interest expenses, pre-tax income/(loss) and pre-tax margin. Management believes that presenting these results and measures on an adjusted basis in conjunction with the corresponding U.S. GAAP measures provides the most meaningful basis for comparison of our operating results across periods and enhances the overall understanding of our current financial performance by excluding certain items that may not be indicative of our core operating results. The non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of financial performance prepared in accordance with U.S. GAAP.

Piper Sandler Companies | 40

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

As part of our growth strategy, on August 23, 2024, we completed the acquisition of Aviditi Capital Advisors, LLC ("Aviditi Advisors"), an alternative investment bank providing full lifecycle services to financial sponsors, global alternative investment managers and limited partner investors. The transaction adds private capital advisory capabilities to our platform.

Financial Highlights

	Three Months Ended			Nine Months Ended
(Amounts in thousands, except per share data)	Sept. 30,	Sept. 30,	2024	Sept. 30,	Sept. 30,	2024
	2024	2023	v2023	2024	2023	v2023
U.S. GAAP
Net revenues	$359,572	$289,485	24.2%	$1,041,807	$876,116	18.9%
Compensation and benefits	231,014	207,282	11.4	688,169	595,880	15.5
Non-compensation expenses	72,943	85,653	(14.8)	217,355	243,496	(10.7)
Income/(loss) before income tax expense	55,615	(3,450)	N/M	136,283	36,740	270.9
Net income attributable to Piper Sandler Companies	34,789	3,878	797.1	112,055	33,466	234.8
Earnings per diluted common share	$1.96	$0.22	790.9	$6.35	$1.95	225.6

Ratios and margin
Compensation ratio	64.2%	71.6%		66.1%	68.0%
Non-compensation ratio	20.3%	29.6%		20.9%	27.8%
Pre-tax margin	15.5%	(1.2)%		13.1%	4.2%
Effective tax rate	27.4%	(296.4)%		23.0%	6.4%

Non-GAAP(1)
Adjusted net revenues	$351,844	$306,208	14.9%	$1,042,459	$872,804	19.4%
Adjusted compensation and benefits	219,903	195,724	12.4	654,971	555,832	17.8
Adjusted non-compensation expenses	67,160	63,760	5.3	205,167	203,096	1.0
Adjusted operating income	64,781	46,724	38.6	182,321	113,876	60.1
Adjusted net income attributable to Piper Sandler Companies	46,262	31,477	47.0	141,467	94,019	50.5
Adjusted earnings per diluted common share	$2.57	$1.76	46.0	$7.88	$5.24	50.4

Adjusted ratios and margin
Adjusted compensation ratio	62.5%	63.9%		62.8%	63.7%
Adjusted non-compensation ratio	19.1%	20.8%		19.7%	23.3%
Adjusted operating margin	18.4%	15.3%		17.5%	13.0%
Adjusted effective tax rate	28.6%	30.2%		22.4%	13.7%
N/M — Not meaningful

See the "Results of Operations" section for additional information.
Piper Sandler Companies | 41

(1)Reconciliation of U.S. GAAP to adjusted non-GAAP financial information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2024	2023	2024	2023
Net revenues:
Net revenues – U.S. GAAP basis	$359,572	$289,485	$1,041,807	$876,116
Adjustments:
Investment (income)/loss related to noncontrolling interests	(7,728)	15,098	652	(8,187)
Interest expense on long-term financing	—	1,625	—	4,875
Adjusted net revenues	$351,844	$306,208	$1,042,459	$872,804

Compensation and benefits:
Compensation and benefits – U.S. GAAP basis	$231,014	$207,282	$688,169	$595,880
Adjustment:
Compensation from acquisition-related agreements	(11,111)	(11,558)	(33,198)	(40,048)
Adjusted compensation and benefits	$219,903	$195,724	$654,971	$555,832

Non-compensation expenses:
Non-compensation expenses – U.S. GAAP basis	$72,943	$85,653	$217,355	$243,496
Adjustments:
Non-compensation expenses related to noncontrolling interests	(2,127)	(2,457)	(6,465)	(7,253)
Restructuring and integration costs	(775)	—	(1,752)	(3,903)
Amortization of intangible assets related to acquisitions	(2,572)	(4,833)	(7,294)	(14,641)
Non-compensation expenses from acquisition-related agreements	(309)	1,760	(309)	1,760
Non-compensation expenses from regulatory settlements	—	(16,363)	3,632	(16,363)
Adjusted non-compensation expenses	$67,160	$63,760	$205,167	$203,096

Income/(loss) before income tax expense:
Income/(loss) before income tax expense – U.S. GAAP basis	$55,615	$(3,450)	$136,283	$36,740
Adjustments:
Investment (income)/loss related to noncontrolling interests	(7,728)	15,098	652	(8,187)
Interest expense on long-term financing	—	1,625	—	4,875
Non-compensation expenses related to noncontrolling interests	2,127	2,457	6,465	7,253
Compensation from acquisition-related agreements	11,111	11,558	33,198	40,048
Restructuring and integration costs	775	—	1,752	3,903
Amortization of intangible assets related to acquisitions	2,572	4,833	7,294	14,641
Non-compensation expenses from acquisition-related agreements	309	(1,760)	309	(1,760)
Non-compensation expenses from regulatory settlements	—	16,363	(3,632)	16,363
Adjusted operating income	$64,781	$46,724	$182,321	$113,876
Interest expense on long-term financing	—	(1,625)	—	(4,875)
Adjusted income before adjusted income tax expense	$64,781	$45,099	$182,321	$109,001

Income tax expense:
Income tax expense – U.S. GAAP basis	$15,225	$10,227	$31,345	$2,340
Tax effect of adjustments:
Compensation from acquisition-related agreements	2,325	2,250	6,931	7,960
Restructuring and integration costs	205	—	464	1,007
Amortization of intangible assets related to acquisitions	682	1,247	1,934	3,777
Non-compensation expenses from acquisition-related agreements	82	(454)	82	(454)
Non-compensation expenses from regulatory settlements	—	352	98	352
Adjusted income tax expense	$18,519	$13,622	$40,854	$14,982

Piper Sandler Companies | 42

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2024	2023	2024	2023
Net income attributable to Piper Sandler Companies:
Net income attributable to Piper Sandler Companies – U.S. GAAP basis	$34,789	$3,878	$112,055	$33,466
Adjustments:
Compensation from acquisition-related agreements	8,786	9,308	26,267	32,088
Restructuring and integration costs	570	—	1,288	2,896
Amortization of intangible assets related to acquisitions	1,890	3,586	5,360	10,864
Non-compensation expenses from acquisition-related agreements	227	(1,306)	227	(1,306)
Non-compensation expenses from regulatory settlements	—	16,011	(3,730)	16,011
Adjusted net income attributable to Piper Sandler Companies	$46,262	$31,477	$141,467	$94,019

Earnings per diluted common share:
Earnings per diluted common share – U.S. GAAP basis	$1.96	$0.22	$6.35	$1.95
Adjustment for inclusion of unvested acquisition-related stock	(0.03)	(0.06)	(0.14)	(0.23)
	$1.93	$0.16	$6.21	$1.72
Adjustments:
Compensation from acquisition-related agreements	0.49	0.54	1.49	1.87
Restructuring and integration costs	0.03	—	0.07	0.17
Amortization of intangible assets related to acquisitions	0.11	0.21	0.31	0.63
Non-compensation expenses from acquisition-related agreements	0.01	(0.08)	0.01	(0.08)
Non-compensation expenses from regulatory settlements	—	0.93	(0.21)	0.93
Adjusted earnings per diluted common share	$2.57	$1.76	$7.88	$5.24

Weighted average diluted common shares outstanding:
Weighted average diluted common shares outstanding – U.S. GAAP basis	17,769	17,256	17,636	17,176
Adjustment:
Unvested acquisition-related restricted stock with service conditions	240	673	327	764
Adjusted weighted average diluted common shares outstanding	18,009	17,929	17,963	17,940

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

Piper Sandler Companies | 43

Outlook for the Remainder of 2024
U.S. monetary policy remains a prevalent factor impacting the economy and financial markets. The U.S. Federal Reserve cut its short-term benchmark interest rate by 50 basis points in the third quarter of 2024 and is expected to continue to reduce benchmark rates as inflation moderates. The 2024 U.S. presidential election may influence the volatility or direction of the markets in the fourth quarter based on investors' assessment of the outcome and the overall political outlook in the U.S. Additionally, geopolitical concerns, including the conflicts in the Middle East and Eastern Europe, could negatively impact financial market activity.

Our advisory services results continue to benefit from our sector and product diversification as well as improvement in the market outlook for mergers and acquisitions ("M&A") activity. Our advisory services activity for the fourth quarter of 2024 has started strong and if market conditions remain accommodative and closings stay on track, we expect a strong finish to the year.

While our corporate financing activity declined in the third quarter, activity in October has outpaced the entire third quarter. We expect our corporate financing revenues for the fourth quarter to be up meaningfully on a sequential basis.

In our equity brokerage business, the quality of our research product and trade execution is driving a continued increase in our client research votes, which we believe will result in further market share gains over time and offset the impact from the declining research and trading services fee pool. The fourth quarter tends to be our equity brokerage business's strongest quarter of the year and we expect our results to follow that trend for 2024.

We experienced increased client activity within fixed income services during the third quarter of 2024 as market conditions improved. The U.S. Federal Reserve's action to reduce short-term benchmark interest rates, more confidence on the direction of interest rates and the change in the yield curve drove higher activity among our depository clients. With continued improvement in the fixed income markets, we anticipate a strong finish to the year, with fourth quarter fixed income services revenues similar to the third quarter of 2024.

Overall market conditions for our municipal financing business markedly improved during the third quarter of 2024. Our municipal negotiated issuance activity increased across both our specialty sector and governmental businesses during the current quarter driven by strong investor demand and lower rates. We expect a strong fourth quarter in our municipal financing business to finish the year.

Piper Sandler Companies | 44

RESULTS OF OPERATIONS
Financial Summary for the three months ended September 30, 2024 and September 30, 2023
The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated:

				As a Percentage of
				Net Revenues for the
	Three Months Ended			Three Months Ended
	September 30,			September 30,
			2024
(Amounts in thousands)	2024	2023	v2023	2024	2023
Revenues
Investment banking	$241,470	$211,666	14.1%	67.2%	73.1%
Institutional brokerage	100,934	90,493	11.5	28.1	31.3
Interest income	7,831	6,980	12.2	2.2	2.4
Investment income/(loss)	10,693	(17,108)	N/M	3.0	(5.9)
Total revenues	360,928	292,031	23.6	100.4	100.9
Interest expense	1,356	2,546	(46.7)	0.4	0.9
Net revenues	359,572	289,485	24.2	100.0	100.0

Non-interest expenses
Compensation and benefits	231,014	207,282	11.4	64.2	71.6
Outside services	13,525	12,538	7.9	3.8	4.3
Occupancy and equipment	16,481	16,308	1.1	4.6	5.6
Communications	13,712	12,883	6.4	3.8	4.5
Marketing and business development	10,392	8,674	19.8	2.9	3.0
Deal-related expenses	6,050	6,653	(9.1)	1.7	2.3
Trade execution and clearance	5,153	4,864	5.9	1.4	1.7
Restructuring and integration costs	775	—	N/M	0.2	—
Intangible asset amortization	2,572	4,833	(46.8)	0.7	1.7
Other operating expenses	4,283	18,900	(77.3)	1.2	6.5
Total non-interest expenses	303,957	292,935	3.8	84.5	101.2

Income/(loss) before income tax expense	55,615	(3,450)	N/M	15.5	(1.2)
Income tax expense	15,225	10,227	48.9	4.2	3.5
Net income/(loss)	40,390	(13,677)	N/M	11.2	(4.7)
Net income/(loss) attributable to noncontrolling interests	5,601	(17,555)	N/M	1.6	(6.1)
Net income attributable to Piper Sandler Companies	$34,789	$3,878	797.1	9.7	1.3
N/M – Not meaningful
Piper Sandler Companies | 45

For the three months ended September 30, 2024, we recorded net income attributable to Piper Sandler Companies of $34.8 million. Net revenues for the three months ended September 30, 2024 were $359.6 million, a 24.2 percent increase compared with $289.5 million in the year-ago period. In the third quarter of 2024, investment banking revenues were $241.5 million, up 14.1 percent compared to $211.7 million in the prior-year period, resulting from increases in advisory services and municipal financing revenues, partially offset by lower corporate financing revenues. For the three months ended September 30, 2024, institutional brokerage revenues were $100.9 million, an 11.5 percent increase compared with $90.5 million in the third quarter of 2023, resulting from increases in both our fixed income services and equity brokerage businesses. For the three months ended September 30, 2024, net interest income increased to $6.5 million, compared to $4.4 million in the prior-year period, driven by higher interest income on our cash balances and lower interest expense as we repaid our long-term financing arrangement in the fourth quarter of 2023. In the third quarter of 2024, we recorded investment income of $10.7 million, compared to an investment loss of $17.1 million in the third quarter of 2023. In the current quarter, we recorded gains on our investments and the noncontrolling interests in the alternative asset management funds that we manage. Non-interest expenses were $304.0 million for the three months ended September 30, 2024, up 3.8 percent compared with $292.9 million in the prior-year period, primarily due to increased compensation expenses resulting from higher revenues and profitability.

Consolidated Non-Interest Expenses
Compensation and Benefits
Compensation and benefits expenses, which are the largest component of our expenses, include salaries, incentive compensation, benefits, stock-based compensation, employment taxes, the reversal of expenses associated with the forfeiture of stock-based compensation, and other employee-related costs. A significant portion of compensation expense is comprised of variable incentive arrangements, including discretionary incentive compensation, the amount of which fluctuates in proportion to the level of business activity, increasing with higher revenues and operating profits and decreasing with lower revenues and operating profits. Other compensation costs, primarily base salaries and benefits, are more fixed in nature. The timing of incentive compensation payments, which is generally in February, has a greater impact on our cash position and liquidity than is reflected on our consolidated statements of operations. In conjunction with our acquisitions, we have granted restricted stock, restricted cash, and restricted mutual fund shares of investment funds ("MFRS Awards") with service conditions, which are amortized to compensation expense over the service period. We have also entered into forgivable loans with service conditions, which are amortized to compensation expense over the loan term. Additionally, expense estimates related to revenue-based earnout arrangements with service conditions entered into as part of our acquisitions are amortized to compensation expense over the service period.

The following table summarizes our expected future acquisition-related compensation expense for restricted stock, MFRS Awards and forgivable loans with service conditions, as well as expense estimates related to revenue-based earnout arrangements:

(Amounts in thousands)
Remainder of 2024	$11,681
2025	31,413
2026	22,456
2027	16,562
2028	6,012
Thereafter	3,415
Total	$91,539

For the three months ended September 30, 2024, compensation and benefits expenses increased 11.4 percent to $231.0 million, compared with $207.3 million in the corresponding period of 2023, due to higher revenues and profitability. Compensation and benefits expenses as a percentage of net revenues was 64.2 percent in the third quarter of 2024, compared to 71.6 percent in the third quarter of 2023. Excluding the impact of noncontrolling interests, our compensation ratio decreased to 65.7 percent in the third quarter of 2024, compared with 68.1 percent in the third quarter of 2023, primarily due to higher net revenues.

Piper Sandler Companies | 46

Outside Services
Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees, fund expenses associated with our consolidated alternative asset management funds and other professional fees. Outside services expenses increased 7.9 percent to $13.5 million in the third quarter of 2024, compared with $12.5 million in the corresponding period of 2023, primarily due to higher recruiting and placement fees, as well as increased legal fees.

Occupancy and Equipment
For the three months ended September 30, 2024, occupancy and equipment expenses increased slightly to $16.5 million, compared with $16.3 million in the corresponding period of 2023.

Communications
Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third-party market data information. For the three months ended September 30, 2024, communication expenses increased 6.4 percent to $13.7 million, compared with $12.9 million in the corresponding period of 2023, primarily due to higher market data services expenses.

Marketing and Business Development
Marketing and business development expenses include travel and entertainment costs, advertising and third-party marketing fees. For the three months ended September 30, 2024, marketing and business development expenses increased 19.8 percent to $10.4 million, compared with $8.7 million in the corresponding period of 2023, primarily due to increased travel expenses associated with increased transaction opportunities.

Deal-Related Expenses
Deal-related expenses include costs we incurred over the course of a completed investment banking deal, which primarily consist of legal fees, offering expenses, and travel costs. For the three months ended September 30, 2024, deal-related expenses were $6.1 million, compared with $6.7 million for the three months ended September 30, 2023. The amount of deal-related expenses is principally dependent on the level and mix of deal activity and may vary from period to period as the recognition of deal-related costs typically coincides with the closing of a transaction.

Trade Execution and Clearance
For the three months ended September 30, 2024, trade execution and clearance expenses increased slightly to $5.2 million, compared with $4.9 million in the corresponding period of 2023.

Restructuring and Integration Costs
For the three months ended September 30, 2024, we incurred restructuring and integration costs of $0.8 million. The expenses related to our acquisition of Aviditi Advisors and consisted of $0.5 million of integration costs and $0.3 million for vacated leased office space. We expect to incur additional restructuring and integration costs in the fourth quarter of 2024.

Intangible Asset Amortization
Intangible asset amortization includes the amortization of definite-lived intangible assets. For the three months ended September 30, 2024, intangible asset amortization was $2.6 million, compared to $4.8 million for the three months ended September 30, 2023. The decrease was primarily due to lower intangible asset amortization expense associated with our 2022 acquisition of DBO Partners Holding LLC.

Piper Sandler Companies | 47

The following table summarizes the future aggregate amortization expense of our intangible assets with determinable lives:

(Amounts in thousands)
Remainder of 2024	$2,994
2025	8,639
2026	7,253
2027	3,480
2028	2,191
Thereafter	541
Total	$25,098

Other Operating Expenses
Other operating expenses primarily include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we accrue for and/or pay out related to legal and regulatory matters. Other operating expenses were $4.3 million in the third quarter of 2024, compared with $18.9 million in the corresponding period in 2023. Other operating expenses for the third quarter of 2023 included a $15.0 million accrual for an estimated civil penalty related to our regulatory settlement with the SEC regarding recordkeeping requirements for business-related communications.

Income Taxes
For the three months ended September 30, 2024, our provision for income taxes was $15.2 million, which included $0.8 million of tax benefits related to stock-based compensation awards vesting at values greater than the grant price. Excluding the impact of this benefit and noncontrolling interests, our effective tax rate was 32.0 percent.

For the three months ended September 30, 2023, our provision for income taxes was $10.2 million, which included $0.9 million of tax benefits related to stock-based compensation awards vesting at values greater than the grant price. Excluding the impact of this benefit and noncontrolling interests, our effective tax rate was 79.1 percent, which was impacted by the non-deductibility of the estimated civil penalty related to our regulatory settlement with the SEC regarding recordkeeping requirements for business-related communications.

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

The adjusted financial results exclude (1) investment (income)/loss and non-compensation expenses related to noncontrolling interests, (2) interest expense on long-term financing from net revenues, (3) amortization of intangible assets related to acquisitions, (4) compensation and non-compensation expenses from acquisition-related agreements, (5) restructuring and integration costs related to acquisitions and/or headcount reductions and (6) non-compensation expenses from regulatory settlements. For U.S. GAAP purposes, these items are included in each of their respective line items on the consolidated statements of operations.

Piper Sandler Companies | 48

The following table sets forth the adjusted, non-GAAP financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP financial results for the periods presented:

	Three Months Ended September 30,
	2024				2023
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Amounts in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Revenues
Investment banking:
Advisory services	$188,047	$—	$—	$188,047	$154,560	$—	$—	$154,560
Corporate financing	17,903	—	—	17,903	37,171	—	—	37,171
Municipal financing	35,520	—	—	35,520	19,935	—	—	19,935
Total investment banking	241,470	—	—	241,470	211,666	—	—	211,666

Institutional brokerage:
Equity brokerage	52,480	—	—	52,480	50,243	—	—	50,243
Fixed income services	48,454	—	—	48,454	40,250	—	—	40,250
Total institutional brokerage	100,934	—	—	100,934	90,493	—	—	90,493

Interest income	7,831	—	—	7,831	6,980	—	—	6,980
Investment income/(loss)	2,965	7,728	—	10,693	(2,010)	(15,098)	—	(17,108)
Total revenues	353,200	7,728	—	360,928	307,129	(15,098)	—	292,031
Interest expense	1,356	—	—	1,356	921	—	1,625	2,546
Net revenues	351,844	7,728	—	359,572	306,208	(15,098)	(1,625)	289,485
Total non-interest expenses	287,063	2,127	14,767	303,957	259,484	2,457	30,994	292,935
Pre-tax income/(loss)	$64,781	$5,601	$(14,767)	$55,615	$46,724	$(17,555)	$(32,619)	$(3,450)

Pre-tax margin	18.4%	15.5%	15.3%	(1.2)%
(1)The following is a summary of the adjustments needed to reconcile our consolidated U.S. GAAP financial results to the adjusted, non-GAAP financial results:
Noncontrolling interests – The impacts of consolidating noncontrolling interests in our alternative asset management funds are not included in our adjusted financial results.
Other adjustments – The following items are not included in our adjusted financial results:

	Three Months Ended September 30,
(Amounts in thousands)	2024	2023
Other adjustments
Interest expense on long-term financing	$—	$1,625

Other adjustments to total non-interest expenses:
Compensation from acquisition-related agreements	11,111	11,558
Restructuring and integration costs	775	—
Amortization of intangible assets related to acquisitions	2,572	4,833
Non-compensation expenses from acquisition-related agreements	309	(1,760)
Non-compensation expenses from regulatory settlements	—	16,363
Total other adjustments to total non-interest expenses	14,767	30,994

Total other adjustments	$14,767	$32,619

Piper Sandler Companies | 49

Net revenues on a U.S. GAAP basis were $359.6 million for the three months ended September 30, 2024, compared with $289.5 million in the prior-year period. For the three months ended September 30, 2024, adjusted net revenues were $351.8 million, compared with $306.2 million in the third quarter of 2023. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise.

The following table provides supplemental business information:

	Three Months Ended
	September 30,
	2024	2023
Advisory services
Completed M&A and restructuring transactions	57	44
Completed capital advisory transactions	14	7
Total completed advisory transactions	71	51

Corporate financings
Total equity transactions priced	11	17
Book run equity transactions priced	8	16
Total debt and preferred transactions priced	6	4
Book run debt and preferred transactions priced	4	3

Advisory services and corporate financing
Number of managing directors	184	168

Municipal negotiated issues
Aggregate par value of issues priced (in billions)	$5.5	$4.0
Total issues priced	157	113

Equity brokerage
Number of shares traded (in billions)	2.7	2.5

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

In the third quarter of 2024, investment banking revenues increased 14.1 percent to $241.5 million, compared with $211.7 million in the prior-year period. For the three months ended September 30, 2024, advisory services revenues were $188.0 million, up 21.7 percent compared to $154.6 million in the third quarter of 2023, driven primarily by more completed transactions. During the third quarter of 2024, our activity was broad based across sectors, led by our healthcare group with strong, balanced contributions from our financial services, services & industrials, energy & power and consumer sectors. In addition, our debt advisory product team continued to record strong results in the quarter. For the three months ended September 30, 2024, corporate financing revenues were $17.9 million, down 51.8 percent compared with $37.2 million for the three months ended September 30, 2023, due to fewer completed equity transactions and a lower average fee. Activity for us during the third quarter of 2024 was led by our financial services group. Municipal financing revenues for the three months ended September 30, 2024 were $35.5 million, up 78.2 percent compared to $19.9 million in the prior-year period, driven by increased municipal negotiated issuance activity across both our specialty sector and governmental businesses resulting from higher investor demand and lower rates.

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
Piper Sandler Companies | 50

For the three months ended September 30, 2024, institutional brokerage revenues were $100.9 million, up 11.5 percent compared with $90.5 million in the prior-year period. Equity brokerage revenues were $52.5 million in the third quarter of 2024, up 4.5 percent compared with $50.2 million in the corresponding period of 2023 due to increased client activity across our full suite of products. For the three months ended September 30, 2024, fixed income services revenues were $48.5 million, up 20.4 percent compared to $40.3 million in the prior-year period as more certainty in the direction of interest rates drove increased activity among our depository clients.

Interest income represents amounts earned from holding long inventory positions and cash balances, as well as interest earned on installment fee receivables. For the three months ended September 30, 2024, interest income increased to $7.8 million, compared with $7.0 million for the three months ended September 30, 2023, reflecting higher interest on our cash balances.

Investment income/(loss) includes realized and unrealized gains and losses on investments, including amounts attributable to noncontrolling interests, in our alternative asset management funds, as well as management and performance fees generated from those funds. For the three months ended September 30, 2024, we recorded investment income of $10.7 million, compared with an investment loss of $17.1 million in the corresponding period of 2023. In the third quarter of 2024, we recorded gains on our investments and the noncontrolling interests in the alternative asset management funds that we manage. Excluding the impact of noncontrolling interests, adjusted investment income was $3.0 million for the three months ended September 30, 2024, compared with adjusted investment loss of $2.0 million for the three months ended September 30, 2023.

Interest expense represents amounts associated with financing, economically hedging and holding short inventory positions, including interest paid on our short- and long-term financing arrangements, as well as commitment fees on certain short-term financing arrangements. For the three months ended September 30, 2024, interest expense decreased to $1.4 million, compared with $2.5 million in the prior-year period. The decrease was primarily due to lower interest paid on long-term financing arrangements, as we repaid our $125 million of Class B unsecured fixed rate senior notes upon maturity on October 15, 2023.

Pre-tax margin for the three months ended September 30, 2024 was 15.5 percent, compared to a negative 1.2 percent for the corresponding period of 2023. The increase in pre-tax margin for the current quarter was driven by higher net revenues, a lower compensation ratio and lower non-compensation expenses. The pre-tax margin for the third quarter of 2023 was impacted by higher non-compensation expenses related to an accrual recorded for an estimated civil penalty related to our regulatory settlement with the SEC regarding recordkeeping requirements for business-related communications. Adjusted pre-tax margin for the three months ended September 30, 2024 increased to 18.4 percent, compared with 15.3 percent for the corresponding period of 2023 primarily due to higher adjusted net revenues and a lower adjusted compensation ratio.
Piper Sandler Companies | 51

Financial Summary for the nine months ended September 30, 2024 and September 30, 2023
The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated:

				As a Percentage of
				Net Revenues for the
	Nine Months Ended			Nine Months Ended
	September 30,			September 30,
			2024
(Amounts in thousands)	2024	2023	v2023	2024	2023
Revenues
Investment banking	$731,775	$580,037	26.2%	70.2%	66.2%
Institutional brokerage	284,113	274,644	3.4	27.3	31.3
Interest income	22,813	19,421	17.5	2.2	2.2
Investment income	7,510	9,804	(23.4)	0.7	1.1
Total revenues	1,046,211	883,906	18.4	100.4	100.9
Interest expense	4,404	7,790	(43.5)	0.4	0.9
Net revenues	1,041,807	876,116	18.9	100.0	100.0

Non-interest expenses
Compensation and benefits	688,169	595,880	15.5	66.1	68.0
Outside services	39,921	38,120	4.7	3.8	4.4
Occupancy and equipment	49,274	48,056	2.5	4.7	5.5
Communications	41,509	40,241	3.2	4.0	4.6
Marketing and business development	32,527	29,656	9.7	3.1	3.4
Deal-related expenses	18,380	20,172	(8.9)	1.8	2.3
Trade execution and clearance	14,534	14,632	(0.7)	1.4	1.7
Restructuring and integration costs	1,752	3,903	(55.1)	0.2	0.4
Intangible asset amortization	7,294	14,641	(50.2)	0.7	1.7
Other operating expenses	12,164	34,075	(64.3)	1.2	3.9
Total non-interest expenses	905,524	839,376	7.9	86.9	95.8

Income before income tax expense	136,283	36,740	270.9	13.1	4.2
Income tax expense	31,345	2,340	N/M	3.0	0.3
Net income	104,938	34,400	205.1	10.1	3.9
Net income/(loss) attributable to noncontrolling interests	(7,117)	934	N/M	(0.7)	0.1
Net income attributable to Piper Sandler Companies	$112,055	$33,466	234.8	10.8	3.8
N/M – Not meaningful

Except as discussed below, the description of non-interest expenses and net revenues as well as the underlying reasons for variances to prior year are substantially the same as the comparative quarterly discussion.

Piper Sandler Companies | 52

For the nine months ended September 30, 2024, we recorded net income attributable to Piper Sandler Companies of $112.1 million. Net revenues for the nine months ended September 30, 2024 increased 18.9 percent to $1.04 billion, compared with $876.1 million in the year-ago period. In the first nine months of 2024, investment banking revenues increased 26.2 percent to $731.8 million, compared with $580.0 million in the prior-year period, driven by an increase in advisory services revenues, as well as higher municipal financing and corporate financing revenues. For the nine months ended September 30, 2024, institutional brokerage revenues were $284.1 million, up 3.4 percent compared with $274.6 million in the first nine months of 2023, due to an increase in fixed income services revenues. In the first nine months of 2024, net interest income increased to $18.4 million, compared to $11.6 million in the prior-year period, driven by higher interest income on our cash balances and lower interest expense as we repaid our long-term financing arrangement in the fourth quarter of 2023. For the nine months ended September 30, 2024, we recorded investment income of $7.5 million, compared to $9.8 million in the prior-year period. Non-interest expenses were $905.5 million for the nine months ended September 30, 2024, up 7.9 percent compared to $839.4 million in the year-ago period, primarily due to increased compensation expenses resulting from higher revenues and profitability.

Consolidated Non-Interest Expenses
Outside Services
For the nine months ended September 30, 2024, outside services expenses increased 4.7 percent to $39.9 million, compared with $38.1 million in the corresponding period of 2023, primarily due to higher recruiting and placement fees.

Restructuring and Integration Costs
For the nine months ended September 30, 2024, we incurred restructuring and integration costs of $1.8 million, primarily consisting of integration costs related to our acquisition of Aviditi Advisors.

For the nine months ended September 30, 2023, we incurred restructuring and integration costs of $3.9 million, primarily consisting of $2.9 million of severance benefits related to headcount reductions in the second quarter of 2023 and $0.9 million for vacated leased office space associated with our acquisitions of Cornerstone Macro Research LP and The Valence Group.

Other Operating Expenses
For the nine months ended September 30, 2024, other operating expenses were $12.2 million, compared with $34.1 million in the corresponding period of 2023. Other operating expenses for the nine months ended September 30, 2024 included a $4.0 million reduction in the accrual for civil penalties related to our regulatory settlements with the SEC and CFTC regarding recordkeeping requirements for business-related communications. Other operating expenses for the nine months ended September 30, 2023 included a $15.0 million accrual recorded in the third quarter of 2023 for an estimated civil penalty related to our regulatory settlement with the SEC regarding recordkeeping requirements for business-related communications, as well as the write-off of a $7.5 million uncollectible receivable in our municipal financing business that was recorded in the second quarter of 2023.

Income Taxes
For the nine months ended September 30, 2024, our provision for income taxes was $31.3 million, which included $12.7 million of tax benefits related to stock-based compensation awards vesting at values greater than the grant price and accrued forfeitable dividends paid on vested restricted stock related to acquisitions. Excluding the impact of these benefits and noncontrolling interests, our effective tax rate was 30.7 percent.

For the nine months ended September 30, 2023, our provision for income taxes was $2.3 million, which included $15.7 million of tax benefits related to stock-based compensation awards vesting at values greater than the grant price and accrued forfeitable dividends paid on vested restricted stock related to acquisitions. Excluding the impact of these benefits and noncontrolling interests, our effective tax rate was 50.5 percent. The effective tax rate for the nine months ended September 30, 2023 included the impact of an estimated civil penalty related to our regulatory settlement with the SEC, which was non-deductible for income tax purposes.

Piper Sandler Companies | 53

Financial Performance
The following table sets forth the adjusted, non-GAAP financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP financial results for the periods presented:

	Nine Months Ended September 30,
	2024				2023
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Amounts in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Revenues
Investment banking:
Advisory services	$529,144	$—	$—	$529,144	$424,999	$—	$—	$424,999
Corporate financing	121,125	—	—	121,125	100,899	—	—	100,899
Municipal financing	81,506	—	—	81,506	54,139	—	—	54,139
Total investment banking	731,775	—	—	731,775	580,037	—	—	580,037

Institutional brokerage:
Equity brokerage	154,043	—	—	154,043	154,509	—	—	154,509
Fixed income services	130,070	—	—	130,070	120,135	—	—	120,135
Total institutional brokerage	284,113	—	—	284,113	274,644	—	—	274,644

Interest income	22,813	—	—	22,813	19,421	—	—	19,421
Investment income	8,162	(652)	—	7,510	1,617	8,187	—	9,804
Total revenues	1,046,863	(652)	—	1,046,211	875,719	8,187	—	883,906
Interest expense	4,404	—	—	4,404	2,915	—	4,875	7,790
Net revenues	1,042,459	(652)	—	1,041,807	872,804	8,187	(4,875)	876,116
Total non-interest expenses	860,138	6,465	38,921	905,524	758,928	7,253	73,195	839,376
Pre-tax income	$182,321	$(7,117)	$(38,921)	$136,283	$113,876	$934	$(78,070)	$36,740

Pre-tax margin	17.5%	13.1%	13.0%	4.2%
(1)     The following is a summary of the adjustments needed to reconcile our consolidated U.S. GAAP financial results to the adjusted, non-GAAP financial results:
Noncontrolling interests – The impacts of consolidating noncontrolling interests in our alternative asset management funds are not included in our adjusted financial results.
Other adjustments – The following items are not included in our adjusted financial results:

	Nine Months Ended September 30,
(Amounts in thousands)	2024	2023
Other adjustments
Interest expense on long-term financing	$—	$4,875

Other adjustments to total non-interest expenses:
Compensation from acquisition-related agreements	33,198	40,048
Restructuring and integration costs	1,752	3,903
Amortization of intangible assets related to acquisitions	7,294	14,641
Non-compensation expenses from acquisition-related agreements	309	(1,760)
Non-compensation expenses from regulatory settlements	(3,632)	16,363
Total other adjustments to total non-interest expenses	38,921	73,195

Total other adjustments	$38,921	$78,070

Piper Sandler Companies | 54

Net revenues on a U.S. GAAP basis were $1.04 billion for the nine months ended September 30, 2024, compared with $876.1 million in the prior-year period. In the first nine months of 2024, adjusted net revenues were $1.04 billion, compared with $872.8 million in the first nine months of 2023. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise.

The following table provides supplemental business information:

	Nine Months Ended
	September 30,
	2024	2023
Advisory services
Completed M&A and restructuring transactions	157	151
Completed capital advisory transactions	39	30
Total completed advisory transactions	196	181

Corporate financings
Total equity transactions priced	56	59
Book run equity transactions priced	45	52
Total debt and preferred transactions priced	27	10
Book run debt and preferred transactions priced	18	5

Municipal negotiated issues
Aggregate par value of issues priced (in billions)	$12.7	$9.2
Total issues priced	353	313

Equity brokerage
Number of shares traded (in billions)	8.2	8.0

In the first nine months of 2024, investment banking revenues were $731.8 million, up 26.2 percent compared to $580.0 million in the corresponding period of 2023. For the nine months ended September 30, 2024, advisory services revenues were $529.1 million, up 24.5 percent compared with $425.0 million in the first nine months of 2023, driven by a higher average fee and more completed transactions. During the first nine months of 2024, our activity was broad based across sectors, led by our financial services group with solid contributions from the energy & power, services & industrials, healthcare and consumer sectors. In addition, our debt advisory product team recorded strong results in the first nine months of 2024. Corporate financing revenues were $121.1 million for the nine months ended September 30, 2024, up 20.0 percent compared to $100.9 million in the prior-year period, due to more completed transactions. While the overall market for equity financing declined during the second and third quarters from a strong first quarter of 2024, equity financing activity has improved compared to the prior-year period. Activity for us during the first nine months of 2024 was primarily in the healthcare sector, and we served as book runner on 31 of 33 completed healthcare equity deals. Municipal financing revenues for the nine months ended September 30, 2024 were $81.5 million, up 50.5 percent compared to $54.1 million in the year-ago period, driven by increased issuance activity across both our specialty sector and governmental businesses as market conditions and investor demand improved.

For the nine months ended September 30, 2024, institutional brokerage revenues were $284.1 million, up 3.4 percent compared with $274.6 million in the prior-year period. Equity brokerage revenues were $154.0 million in the first nine months of 2024, essentially flat compared with $154.5 million in the corresponding period of 2023. For the nine months ended September 30, 2024, fixed income services revenues were $130.1 million, up 8.3 percent compared to $120.1 million in the prior-year period, due to increased client activity, particularly with our depository clients. Market conditions for fixed income improved in the third quarter resulting from the U.S. Federal Reserve's action to reduce short-term benchmark interest rates as well as more confidence on the direction of interest rates.

Interest income for the nine months ended September 30, 2024 increased to $22.8 million, compared with $19.4 million in the prior-year period, reflecting higher interest on our cash balances.

Piper Sandler Companies | 55

For the nine months ended September 30, 2024, we recorded investment income of $7.5 million, compared to $9.8 million in the year-ago period. Excluding the impact of noncontrolling interests, adjusted investment income was $8.2 million for the nine months ended September 30, 2024, compared with $1.6 million for the nine months ended September 30, 2023.

Interest expense for the nine months ended September 30, 2024 decreased to $4.4 million, compared with $7.8 million in the prior-year period. The decrease was primarily due to lower interest paid on long-term financing arrangements, as we repaid our $125 million of Class B unsecured fixed rate senior notes upon maturity on October 15, 2023.

Pre-tax margin for the nine months ended September 30, 2024 increased to 13.1 percent, compared to 4.2 percent for the nine months ended September 30, 2023. Adjusted pre-tax margin for the nine months ended September 30, 2024 increased to 17.5 percent, compared with 13.0 percent for the corresponding period of 2023. In the first nine months of 2024, the increase in pre-tax margin on both a U.S. GAAP and adjusted basis was primarily due to higher net revenues. Additionally, U.S. GAAP pre-tax margin increased due to lower non-compensation expenses.

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

We anticipate completing our 2024 annual goodwill and intangible asset impairment testing in the fourth quarter of 2024.

Piper Sandler Companies | 56

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

Our dividend policy is intended to return between 30 percent and 50 percent of our fiscal year adjusted net income to shareholders. Our board of directors determines the declaration and payment of dividends and is free to change our dividend policy at any time. Our board of directors declared the following dividends on shares of our common stock:

Declaration Date		Dividend Per Share	Record Date	Payment Date
Related to 2022:
February 3, 2023	(1)	$1.25	March 3, 2023	March 17, 2023
Related to 2023:
February 3, 2023		0.60	March 3, 2023	March 17, 2023
May 2, 2023		0.60	May 26, 2023	June 9, 2023
July 28, 2023		0.60	August 25, 2023	September 8, 2023
October 27, 2023		0.60	November 21, 2023	December 8, 2023
February 2, 2024	(1)	1.00	March 4, 2024	March 15, 2024
Related to 2024:
February 2, 2024		0.60	March 4, 2024	March 15, 2024
April 26, 2024		0.60	May 24, 2024	June 7, 2024
August 2, 2024		0.65	August 29, 2024	September 13, 2024
October 25, 2024		0.65	November 22, 2024	December 13, 2024
(1)Represents a special cash dividend.

As part of our capital management strategy, we repurchase our common stock over time in order to offset the dilutive effect of our employee stock-based compensation awards and our grants of acquisition-related restricted stock, as well as to return capital to shareholders.

Effective May 6, 2022, our board of directors authorized the repurchase of up to $150.0 million in common shares through December 31, 2024. During the nine months ended September 30, 2024, we did not repurchase any shares of our common stock related to this authorization. At September 30, 2024, we had $138.2 million remaining under this authorization.
Piper Sandler Companies | 57

We also purchase shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. During the first nine months of 2024, we purchased 325,019 shares of our common stock at an average price of $184.51 per share for an aggregate purchase price of $60.0 million for these purposes.

Leverage
The following table presents total assets, adjusted assets, total shareholders' equity and tangible common shareholders' equity with the resulting leverage ratios:

	September 30,	December 31,
(Dollars in thousands)	2024	2023
Total assets	$2,032,127	$2,140,983
Deduct: Goodwill and intangible assets	(420,829)	(417,957)
Deduct: Right-of-use lease assets	(72,253)	(69,387)
Deduct: Assets attributable to noncontrolling interests	(195,755)	(217,411)
Adjusted assets	$1,343,290	$1,436,228

Total shareholders' equity	$1,362,082	$1,299,473
Deduct: Goodwill and intangible assets	(420,829)	(417,957)
Deduct: Noncontrolling interests	(194,774)	(213,975)
Tangible common shareholders' equity	$746,479	$667,541

Leverage ratio (1)	1.5	1.6
Adjusted leverage ratio (2)	1.8	2.2
(1)Leverage ratio equals total assets divided by total shareholders' equity.
(2)Adjusted leverage ratio equals adjusted assets divided by tangible common shareholders' equity.

Adjusted assets and tangible common shareholders' equity are non-GAAP financial measures. Goodwill and intangible assets are subtracted from total assets and total shareholders' equity in determining adjusted assets and tangible common shareholders' equity, respectively, as we believe that goodwill and intangible assets do not constitute operating assets that can be deployed in a liquid manner. Right-of-use lease assets are also subtracted from total assets in determining adjusted assets as these are not operating assets that can be deployed in a liquid manner. Amounts attributable to noncontrolling interests are subtracted from total assets and total shareholders' equity in determining adjusted assets and tangible common shareholders' equity, respectively, as they represent assets and equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Sandler Companies. We view the resulting measure of adjusted leverage, also a non-GAAP financial measure, as a more relevant measure of financial risk when comparing financial services companies. Our adjusted leverage ratio decreased from December 31, 2023, primarily due to higher tangible common shareholders' equity driven by strong net income for the nine months ended September 30, 2024.

Piper Sandler Companies | 58

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

Pershing Clearing Arrangement
We have established an arrangement to obtain financing from Pershing related to the majority of our trading activities. Under our fully disclosed clearing agreement, all of our securities inventories with the exception of convertible securities, and all of our customer activities are held by or cleared through Pershing. Financing under this arrangement is secured primarily by securities, and collateral limitations could reduce the amount of funding available under this arrangement. We may accommodate non-standard settlement timeframes for our clients, which can impact our funding and collateral balances. Our clearing arrangement activities are recorded net of trading activity and reported within receivables from or payables to brokers, dealers and clearing organizations. The funding is at the discretion of Pershing (i.e., uncommitted) and could be denied without a notice period. Our fully disclosed clearing agreement includes a covenant requiring Piper Sandler & Co., our U.S. broker dealer subsidiary, to maintain excess net capital of $120 million. At September 30, 2024, we had $7.3 million of financing outstanding under this arrangement.

Clearing Arrangement with Bank Financing
We have established a financing arrangement with a U.S. branch of Canadian Imperial Bank of Commerce ("CIBC") related to our convertible securities inventories. Under this arrangement, our convertible securities inventories are cleared through a broker dealer affiliate of CIBC and held by CIBC. We generally economically hedge changes in the market value of our convertible securities inventories using the underlying common stock or the stock options of the underlying common stock. Financing under this arrangement is secured primarily by convertible securities and collateral limitations could reduce the amount of funding available. The funding is at the discretion of CIBC (i.e., uncommitted) and could be denied subject to a notice period. This arrangement is reported within receivables from or payables to brokers, dealers and clearing organizations, net of trading activity. At September 30, 2024, we had $71.7 million of financing outstanding under this arrangement.

Unsecured Revolving Credit Facility
We elected to increase our unsecured revolving credit facility with U.S. Bank N.A. from $100 million to $120 million in the third quarter of 2024. The credit agreement will terminate on December 18, 2026, unless otherwise terminated. At September 30, 2024, there were $20.0 million of advances against this credit facility. At November 7, 2024, there are $10.0 million of advances against this credit facility.

This credit facility includes customary events of default and covenants that, among other things, require Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, limit our leverage ratio, require maintenance of a minimum ratio of operating cash flow to fixed charges, and impose certain limitations on our ability to make acquisitions and make payments on our capital stock. At September 30, 2024, we were in compliance with all covenants.

Piper Sandler Companies | 59

Secured Revolving Credit Facility
On August 23, 2024, we entered into a $30 million revolving credit facility with Cadence Bank related to our private capital advisory business. Advances under this facility are secured by certain installment fee receivables. The credit agreement will terminate on August 23, 2027, unless otherwise terminated. At September 30, 2024, there were no advances against this credit facility.

This credit facility includes customary events of default and covenants that, among other things, require Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, limit our leverage ratio, require maintenance of a minimum fixed charge coverage ratio, and impose certain limitations on our ability to make acquisitions and make payments on our capital stock. At September 30, 2024, we were in compliance with all covenants.

Committed Line
Our committed line is a one-year $50 million revolving secured credit facility. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, and the unpaid principal amount of all advances under the facility will be due on December 6, 2024. We anticipate being able to renew the facility for another one-year term in the fourth quarter of 2024. At September 30, 2024, we had no advances against this line of credit.

The following tables present the average balances outstanding for our various funding sources by quarter for 2024 and 2023:

	Average Balance for the Three Months Ended
(Amounts in millions)	Sept. 30, 2024	June 30, 2024	Mar. 31, 2024
Funding source
Pershing clearing arrangement	$6.4	$7.1	$43.2
Clearing arrangement with bank financing	63.4	66.0	85.3
Unsecured revolving credit facility	14.6	—	4.9
Total	$84.4	$73.1	$133.4

	Average Balance for the Three Months Ended
(Amounts in millions)	Dec. 31, 2023	Sept. 30, 2023	June 30, 2023	Mar. 31, 2023
Funding source
Pershing clearing arrangement	$27.5	$7.1	$26.8	$8.5
Clearing arrangement with bank financing	43.5	96.1	99.6	55.2
Unsecured revolving credit facility	40.5	—	—	—
Total	$111.5	$103.2	$126.4	$63.7

The average funding in the third quarter of 2024 increased to $84.4 million, compared with $73.1 million during the second quarter of 2024, as we borrowed on our unsecured revolving credit facility in the third quarter of 2024. The average funding decreased compared with $103.2 million during the third quarter of 2023, primarily due to lower average balances of convertible securities inventories.

The following table presents the maximum daily funding amount by quarter for 2024 and 2023:

(Amounts in millions)	2024	2023
First Quarter	$544.2	$146.6
Second Quarter	466.6	370.1
Third Quarter	163.3	224.2
Fourth Quarter		550.8

Piper Sandler Companies | 60

Capital Requirements
As a registered broker dealer and member firm of the Financial Industry Regulatory Authority, Inc. ("FINRA"), Piper Sandler & Co. is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule which requires that we maintain minimum net capital of $1.0 million. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain approvals, notifications and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. At September 30, 2024, our net capital under the SEC's uniform net capital rule was $236.5 million, and exceeded the minimum net capital required under the SEC rule by $235.5 million.

Although we operate with a level of net capital substantially greater than the minimum thresholds established by FINRA and the SEC, a substantial reduction of our capital would curtail many of our capital markets revenue producing activities.

Our committed line, unsecured revolving credit facility and secured revolving credit facility include covenants requiring Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million. Our fully disclosed clearing agreement with Pershing includes a covenant requiring Piper Sandler & Co. to maintain excess net capital of $120 million.

At September 30, 2024, Piper Sandler Ltd., our broker dealer subsidiary registered in the U.K., was subject to, and was in compliance with, the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority pursuant to the Financial Services Act of 2012.

Piper Sandler Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At September 30, 2024, Piper Sandler Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Aviditi Capital Advisors Europe GmbH, a European subsidiary, is authorized and regulated by the Federal Financial Supervisory Authority ("BaFin") as a tied agent of AHP Capital Management GmbH, a third-party financial institution.

Piper Sandler Companies | 61

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes the notional contract value of our off-balance sheet arrangements for the periods presented:

	Expiration Per Period						Total Contractual Amount
	Remainder of			2027	2029		September 30,	December 31,
(Amounts in thousands)	2024	2025	2026	- 2028	- 2030	Later	2024	2023
Customer matched-book derivative contracts (1) (2)	$14,570	$50,000	$—	$4,092	$67,522	$348,150	$484,334	$1,356,924
Trading securities derivative contracts (2)	104,130	45,000	—	—	—	5,000	154,130	196,250
Investment commitments (3)	—	—	—	—	—	—	89,309	95,142
(1)Consists of interest rate swaps. We have three counterparties (contractual amount of $77.2 million at September 30, 2024) who are not required to post collateral. The uncollateralized amounts, representing the fair value of the derivative contracts, expose us to the credit risk of these counterparties. At September 30, 2024, we had $6.4 million of credit exposure with these counterparties, including $5.9 million of credit exposure with one counterparty.
(2)We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At September 30, 2024 and December 31, 2023, the net fair value of these derivative contracts approximated $6.8 million and $6.9 million, respectively.
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

At September 30, 2024, the total contractual amount of our customer matched-book derivative contracts was $484.3 million, a decrease of $872.6 million from December 31, 2023, as a result of no longer intermediating certain derivative contracts. For further discussion of our activities related to derivative products, see Note 7 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Investment Commitments
We have investments, including those made as part of our alternative asset management activities, in limited partnerships or limited liability companies that make direct or indirect equity or debt investments in companies. We commit capital and/or act as the managing partner of these entities. We have committed capital of $89.3 million to certain entities and these commitments generally have no specified call dates.

Piper Sandler Companies | 62

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
Piper Sandler Companies | 63

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

We estimate that a parallel 50 basis point adverse change in the market would result in a decrease of approximately $0.7 million in the carrying value of our fixed income securities inventory as of September 30, 2024, including the effect of the hedging transactions.

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

Piper Sandler Companies | 64

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

A key tenet of our risk management procedures related to credit risk is the daily monitoring of the credit quality of our long fixed income securities inventory. These rating trends and the credit quality mix are regularly reviewed with the executive financial risk committee. The following table summarizes the credit rating for our long corporate fixed income securities, taxable and tax-exempt municipal securities, and U.S. government and agency securities as a percentage of the total of these asset classes as of September 30, 2024:

	AAA	AA	A	BBB	BB	Not Rated
Corporate fixed income securities	—%	0.3%	0.1%	2.3%	—%	—%
Taxable and tax-exempt municipal securities	12.3%	47.0%	20.0%	0.2%	—%	4.2%
U.S. government and agency securities	—%	11.8%	1.8%	—%	—%	—%
	12.3%	59.1%	21.9%	2.5%	—%	4.2%

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

Piper Sandler Companies | 65

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

Within our customer matched-book derivative portfolio, we have concentrated counterparty credit exposure with three non-publicly rated entities totaling $6.4 million at September 30, 2024. This counterparty credit exposure relates to our public finance business and consists primarily of interest rate swaps. One derivative counterparty represented 91.4 percent, or $5.9 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

Piper Sandler Companies | 66

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

Piper Sandler Companies | 67

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

During the third quarter of our fiscal year ending December 31, 2024, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings.
The discussion of our legal proceedings contained in Note 13 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

Piper Sandler Companies | 68

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The table below sets forth the information with respect to purchases made by or on behalf of Piper Sandler Companies or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the quarter ended September 30, 2024.

			Total Number of Shares	Approximate Dollar
			Purchased as Part of	Value of Shares Yet to be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs (1)
Month #1
July 1, 2024 to
July 31, 2024	—	$—	—	$138	million
Month #2
August 1, 2024 to
August 31, 2024	8,889	$268.01	—	$138	million
Month #3
September 1, 2024 to
September 30, 2024	—	$—	—	$138	million
Total	8,889	$268.01	—	$138	million

(1)Effective May 6, 2022, our board of directors authorized the repurchase of up to $150.0 million of common stock through December 31, 2024.

Item 3.    Defaults Upon Senior Securities.
Not applicable.

Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5.    Other Information.
During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Piper Sandler Companies | 69

Item 6.    Exhibits.

Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed May 18, 2023).
3.2	Amended and Restated Bylaws (as of February 9, 2023) (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed February 10, 2023).
10.1
Amended and Restated Credit Agreement, dated December 20, 2022, by and between Piper Sandler Companies and U.S. Bank National Association (as conformed through the Third Amendment to Amended and Restated Credit Agreement, dated August 23, 2024). *

10.2	Credit Agreement, dated August 23, 2024, among Piper Sandler Companies and Cadence Bank. *
10.3	Piper Sandler Companies 2024 Employment Inducement Award Plan (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8, filed August 19, 2024). †
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer. *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. *
32.1	Section 1350 Certifications. **
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. *

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL and included in Exhibit 101. *
†    This exhibit is a management contract or compensatory plan or agreement.
*    Filed herewith.
**    This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Piper Sandler Companies | 70

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIPER SANDLER COMPANIES

Date:	November 7, 2024	By	/s/ Chad R. Abraham
		Name	Chad R. Abraham
		Its	Chairman and Chief Executive Officer

Date:	November 7, 2024	By	/s/ Katherine P. Clune
		Name	Katherine P. Clune
		Its	Chief Financial Officer