Form 10-K
period 2024-12-31
PIPER SANDLER COMPANIES
filed 2025-02-27
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☑
The aggregate market value of the 17,195,151 shares of the registrant's Common Stock, par value $0.01 per share, held by non-affiliates based upon the last sale price, as reported on the New York Stock Exchange, of the Common Stock on June 30, 2024 was approximately $3.96 billion.
As of February 20, 2025, the registrant had 17,730,430 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant's Proxy Statement for its 2025 Annual Meeting of Shareholders to be held on May 22, 2025.

Part I
Part II
Part III
Part IV
Piper Sandler Companies | 2

Part I
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the year ended December 31, 2024 (this "Form 10-K") contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements include, among other things, statements other than historical information or statements of current conditions and may relate to our future plans and objectives and results, and also may include our belief regarding the effect of various legal proceedings, as set forth under "Legal Proceedings" in Part I, Item 3 of this Form 10-K and in our subsequent reports filed with the Securities and Exchange Commission ("SEC"). Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under "Risk Factors" in Part I, Item 1A of this Form 10-K, as well as those factors discussed under "External Factors Impacting Our Business" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Form 10-K and in our subsequent reports filed with the SEC. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.

Item 1. Business.
OVERVIEW
Piper Sandler Companies is an investment bank and institutional securities firm, serving the needs of corporations, private equity groups, public entities, non-profit entities and institutional investors in the United States ("U.S.") and internationally. Founded in 1895, Piper Sandler Companies provides a broad set of products and services, including financial advisory services; equity and debt capital markets products; public finance services; institutional brokerage services; fundamental equity and macro research services; fixed income services; and alternative asset management strategies. Our headquarters are located in Minneapolis, Minnesota and we have offices across the U.S. and international locations in London, Aberdeen, Munich, Paris, Zurich and Hong Kong.

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

Investment Banking
For our corporate clients and financial sponsors, we provide advisory services, which includes mergers and acquisitions ("M&A"); equity and debt financings; equity and debt private placements; and debt, restructuring and private capital advisory. We operate in the following focus sectors: healthcare; financial services; energy and power; consumer; services and industrials; technology; and chemicals, primarily focusing on middle-market clients. For our government and non-profit clients, we underwrite municipal issuances, provide municipal financial advisory and loan placement services, and offer various over-the-counter derivative products. Our public finance investment banking capabilities focus on state and local governments, cultural and social service non-profit entities, special districts and development infrastructure, project finance, and the education, healthcare, hospitality, senior living, housing and transportation sectors.

Piper Sandler Companies | 3

Equity and Fixed Income Institutional Brokerage
We offer both equity and fixed income advisory and trade execution services for institutional investors, corporations, and government and non-profit entities. Integral to our capital markets efforts, we have equity sales and trading relationships with institutional investors in North America and Europe that invest in our core sectors. Our fundamental equity research analysts provide investment ideas and support to our trading clients on approximately 950 companies. Our macro research teams provide a comprehensive overview of global trends, such as economic and energy trends, as well as policy actions and political developments. Fixed income services provides advice on balance sheet management, investment strategy and customized portfolio solutions. We provide fixed income sales and trading solutions to banks, registered investment advisors, public entities, credit unions, asset managers, and insurance companies. We principally engage in trading activities to facilitate customer activity.

Alternative Asset Management Funds
We have created alternative asset management funds in merchant banking and healthcare in order to invest firm capital and to manage capital from outside investors.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
As of December 31, 2024, the substantial majority of our net revenues and long-lived assets were located in the U.S.

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

HUMAN CAPITAL
Piper Sandler Companies connects capital with opportunity to create value and build a better future, and our employees have been critical to achieving this mission throughout our operating history of more than 125 years. We believe that great people working together as a team are our competitive advantage, and it is crucial that we continue to attract and retain talented employees. As part of these efforts, we strive to foster a community where everyone feels included and empowered to do their best work; provide training, mentorship and development opportunities; offer a competitive compensation and benefits program; and give employees the opportunity to give back to their communities.

As of December 31, 2024, we had 1,805 full-time employees, of which 1,700 were employed in the U.S. and 105 in the United Kingdom ("U.K."), Germany, France, Switzerland and Hong Kong. Approximately 1,370 of our employees were registered with the Financial Industry Regulatory Authority, Inc. ("FINRA") as of December 31, 2024. One key metric we use to benchmark our firm to industry peer companies is the number of investment banking managing directors. At December 31, 2024, we had 183 corporate investment banking managing directors.

Recruitment and Talent Development
A core tenet of our talent system is to develop talent from within our company and to supplement with external candidates. We believe that diverse teams with unique backgrounds, skills and experiences yield more innovative solutions. This is reflected in our commitment to engage, hire and retain bright, committed people to work in partnership in an environment that allows each person to achieve personal success and add value to our teams and communities.

Piper Sandler Companies | 4

We provide opportunities for employees to grow and build their careers through various training, mentorship and development programs. Additionally, our employee resource groups, which are open to all employees, help develop connections, build community and create opportunities for engagement. We also have a talent and succession planning process, which is reviewed annually with our board of directors.

We maintain several programs and partnerships to help us broaden the pipeline to attract great talent, including summer internships, the Career Exploration Program, the Piper Sandler MBA Fellowship Program and community partnerships with organizations that focus on coaching, training and mentoring college students with varied backgrounds and experiences. The Career Exploration Program and the Piper Sandler MBA Fellowship Program are designed to attract talented undergraduate students and MBA students, respectively, whose life experiences, demonstrated interests, and achievements will contribute to our culture. These programs serve as a direct pipeline for summer internship opportunities that have the potential to convert to full-time positions.

Compensation and Benefits Program
Our compensation program is designed to attract, reward and retain employees who possess the skills necessary to support our business objectives and assist in the achievement of our strategic goals. We provide employees with competitive compensation packages that include base salary, annual incentive bonuses, restricted share awards, and length of service awards. For further information on the restricted shares we grant to employees as part of year-end compensation, see Note 18 to our consolidated financial statements in Part II, Item 8 of this Form 10-K. We also offer benefits such as life and health (medical, dental and vision) insurance, paid time off, tuition reimbursement and a 401(k) plan with matching employer contributions. We also offer family support services, such as paid parental leave, fertility benefits and adoption assistance, as well as various health and wellness programs. We believe our programs align both individual employees and long-term company performance with shareholder interests.

Community Leadership
We are committed to contributing our talents and resources to serve the communities in which we live and work through the Piper Sandler Foundation, various charitable campaigns, employee programs and volunteerism. We believe this commitment assists in our efforts to attract and retain employees. In 2024, we donated a total of $8.0 million through employee donations, our corporate matching gifts programs and corporate grants. Piper Sandler Companies matches each employee's donations up to $5,000. In 2024, our employees supported over 1,850 causes. We launched a volunteer rewards program during 2024 that provides up to $1,000 of financial support to the causes where our employees volunteer their time.

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

Piper Sandler Companies | 5

Our U.S. broker dealer subsidiary (Piper Sandler & Co.) is registered as a securities broker dealer with the SEC and is a member of various SROs and securities exchanges. FINRA serves as the primary SRO of Piper Sandler & Co., and the New York Stock Exchange ("NYSE") has oversight over NYSE-related market activities. FINRA regulates many aspects of our U.S. broker dealer business, including registration, education and conduct of our broker dealer employees, examinations, rulemaking, enforcement of these rules and the federal securities laws, trade reporting and the administration of dispute resolution between investors and registered firms. We have agreed to abide by the rules of FINRA (as well as those of the NYSE and other SROs), and FINRA has the power to expel, fine and otherwise discipline Piper Sandler & Co. and its officers, directors and employees. Among the rules that apply to Piper Sandler & Co. are the uniform net capital rule of the SEC (Rule 15c3-1) and the net capital rule of FINRA. Both rules set a minimum level of net capital a broker dealer must maintain and require that a portion of the broker dealer's assets be relatively liquid. Under the applicable FINRA rule, FINRA may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital falls below FINRA requirements. In addition, Piper Sandler & Co. is subject to certain notification requirements related to withdrawals of excess net capital. As a result of these rules, our ability to make withdrawals of capital from Piper Sandler & Co. may be limited. In addition, Piper Sandler & Co. is licensed as a broker dealer in each of the 50 states, requiring us to comply with applicable laws, rules and regulations of each state. Any state may revoke a license to conduct a securities business and fine or otherwise discipline broker dealers and their officers, directors and employees.

We also operate entities in various international jurisdictions, and these entities are subject to regulation by the relevant international authorities, including the Financial Conduct Authority of the U.K., the Hong Kong Securities and Futures Commission, the German Federal Financial Supervisory Authority, and the Guernsey Financial Services Commission ("GFSC"). These authorities regulate these entities (in their respective jurisdictions) in areas of capital adequacy, customer protection and business conduct, among others.

Entities in the jurisdictions identified above are also subject to anti-money laundering regulations. Piper Sandler & Co. is subject to the USA PATRIOT Act of 2001, which contains anti-money laundering and financial transparency laws and mandates the implementation of various regulations requiring us to implement standards for verifying client identification at the time the client relationship is initiated, monitoring client transactions and reporting suspicious activity. Our entities in Hong Kong, the U.K., Germany and Guernsey are subject to similar anti-money laundering laws and regulations in those jurisdictions. We are also subject to the U.S. Foreign Corrupt Practices Act as well as other anti-bribery and anti-corruption laws in the jurisdictions in which we operate. These laws generally prohibit companies and their intermediaries from engaging in bribery or making other improper payments to foreign officials for the purpose of obtaining or retaining business or gaining an unfair business advantage.

We maintain subsidiaries that are registered as investment advisors with the SEC and subject to regulation and oversight by the SEC. PSC Capital Partners LLC, Piper Heartland Healthcare Capital LLC and Piper Sandler Finance Management LLC are asset management subsidiaries and registered investment advisors. As registered investment advisors, these entities are subject to requirements that relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, financial and electronic recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between the advisor and advisory clients, as well as general anti-fraud prohibitions. Piper Sandler & Co. is also a registered investment advisor and subject to these requirements. Parallel General Partner Limited is the general partner of several private equity limited partnerships; it and the limited partnerships are registered and regulated by the GFSC.

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

Piper Sandler Companies | 6

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Information regarding our executive officers and their ages as of February 20, 2025, are as follows:

Name	Age	Position(s)
Chad R. Abraham	56	Chief Executive Officer
Debbra L. Schoneman	56	President
Katherine P. Clune	44	Chief Financial Officer
James P. Baker	57	Global Co-Head of Investment Banking and Capital Markets
Michael R. Dillahunt	56	Global Co-Head of Investment Banking and Capital Markets
Jonathan J. Doyle	59	Vice Chairman and Head of Financial Services Group
John W. Geelan	49	General Counsel and Secretary

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

Piper Sandler Companies | 7

ADDITIONAL INFORMATION
Our principal executive offices are located at 800 Nicollet Mall, Suite 900, Minneapolis, Minnesota 55402, and our general telephone number is (612) 303-6000. We maintain an Internet Web site at http://www.pipersandler.com. The information contained on and connected to our Web site is not incorporated into this Form 10-K. We make available free of charge on or through our Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and all other reports we file with the SEC, as soon as reasonably practicable after we electronically file these reports with, or furnish them to, the SEC. Such reports are also available on the SEC's Web site at http://www.sec.gov. "Piper Sandler," the "Company," "registrant," "we," "us" and "our" refer to Piper Sandler Companies and our subsidiaries. The Piper Sandler logo and the other trademarks, tradenames and service marks of Piper Sandler Companies mentioned in this report or elsewhere, including, but not limited to, PIPER SANDLER®, PIPER JAFFRAY®, REALIZE THE POWER OF PARTNERSHIP®, CORNERSTONE MACRO®, SIMMONS ENERGY A DIVISION OF PIPER SANDLER®, SIMMONS ENERGY A DIVISION OF PIPER JAFFRAY®, SIMMONS ENERGY®, SIMMONS & COMPANY INTERNATIONAL®, SIMMONSCO-INTL®, PIPER SANDLER FINANCESM, BIOINSIGHTS®, TAKING STOCK WITH TEENS®, Aviditi®, Aviditi Advisors® and GUIDES FOR THE JOURNEY®, are the property of Piper Sandler & Co., a subsidiary of Piper Sandler Companies.

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
Economic and market conditions have had, and will continue to have, a direct and material impact on our results of operations and financial condition because performance in the financial services industry is heavily influenced by the overall strength of economic conditions and financial market activity. For example:

•In 2024, our business generally benefited from continued U.S. economic strength and moderation in the pace of inflation, which led to an increase in business and client activity. Nevertheless, overall financial market activity continued to remain somewhat subdued compared to historical levels due to uncertainty concerning future U.S. Federal Reserve policy and the potential for a resurgence of inflation. We believe that the trajectory of market conditions in 2025 will be dependent on several factors, including a continued moderation of the pace of inflation, the ability of the U.S. Federal Reserve to continue to cut interest rates, the effects of, or market uncertainty concerning the effects of tariffs, tax, regulatory and other policies of the new U.S. presidential administration, and the effects of macroeconomic or political uncertainty in the U.S. or abroad. Widespread concern or doubts in the market about U.S. or global economic conditions, the potential for financial contagion or widespread corporate or government defaults, the possibility of the broader outbreak of armed conflict in the Middle East or Eastern Europe, geopolitical tensions concerning Taiwan, or the pace, impact, or effectiveness of the actions by the U.S. Federal Reserve with respect to interest rates, or the efficacy or adequacy of government measures enacted to support the U.S. and global economy, could erode the outlook for macroeconomic conditions, economic growth, and business confidence, which would negatively impact our businesses.

•Our investment banking revenues from our advisory and equity capital markets businesses are directly related to macroeconomic conditions and corresponding financial market activity. Our investment banking business overall, but especially our capital markets business, benefits from cycles of strong financial market activity and company valuations. As an example, a significant portion of our investment banking revenues in recent years has been derived from advisory and capital markets engagements in our focus sectors and from financial sponsor clients, and activity in these areas is highly correlated to market conditions and the macroeconomic environment. During periods of heightened economic uncertainty, financial market activity can significantly decline, and our business may suffer reduced revenues as a result. If the outlook for macroeconomic conditions in 2025 were to deteriorate, the level of financial market activity could significantly decrease, which would reduce our investment banking revenues more generally. In addition, market volatility or uncertainty related to a decline in the U.S. or global macroeconomic outlook could cause financial market activity to decrease, which would also negatively affect our investment banking revenues. Global macroeconomic conditions and U.S. financial markets also remain vulnerable to the potential risks posed by exogenous shocks, which could include, among other things, political or social unrest or economic uncertainty in the U.S. and the European Union, including the potential for financial contagion or widespread corporate or government defaults, renewed concern about China's economy or financial sector, the wider outbreak of armed conflict in the Middle East or Eastern Europe, geopolitical tensions concerning Taiwan, and complications involving terrorism and armed conflicts around the world, or other challenges to global trade. More generally, because our business is closely correlated to the macroeconomic outlook, a significant deterioration in that outlook or an exogenous shock would likely have an immediate and significant negative impact on our investment banking business and our overall results of operations.

It is difficult to predict the economic and market conditions for 2025, which are dependent upon global and U.S. economic conditions and geopolitical events globally. Our smaller scale and the cyclical nature of the economy and the financial services industry leads to volatility in our financial results, including our operating margins, compensation ratios, business mix, and revenue and expense levels. Our financial performance may be limited by the fixed nature of certain expenses, the impact from unanticipated losses or expenses during the year, our business mix, and the inability to scale back costs in a timeframe to match decreases in revenue-related changes in market and economic conditions. As a result, our financial results may vary significantly from quarter to quarter and year to year.

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
Our results for a particular period may be disproportionately impacted by declines in specific sectors of the U.S. or global economy, or for certain products within the financial services industry, due to our business mix and focus areas. For example:

•Our investment banking business focuses on specific sectors, including healthcare, financial services, energy and power, consumer, services and industrials, technology, and chemicals. Volatility, uncertainty, or slowdowns in any of these sectors may adversely affect our business, sometimes disproportionately, and may cause volatility in the net revenues we receive from our corporate advisory and capital markets activities. Both the healthcare and financial services sectors are significant contributors to our overall results, and negative developments in either of these sectors, including negative developments that result from legislative or regulatory actions, would materially and disproportionately impact our investment banking results, even if general economic conditions were strong. In addition, we may not participate, or may participate to a lesser degree than other firms, in sectors that experience significant activity, such as real estate, and our operating results may not correlate with the results of other firms that participate in these sectors.

•Our public finance investment banking business depends heavily upon conditions in the municipal market. It focuses on investment banking activity in sectors that include state and local governments, cultural and social service non-profit entities, special districts and development infrastructure, project finance, and the education, healthcare, hospitality, senior living, housing and transportation sectors, with an emphasis on transactions with a par value of $500 million or less. Challenging market conditions for these sectors that are disproportionately worse than those impacting the broader economy or municipal markets generally may adversely impact our business. Further, the enactment, or the threat of enactment, of any legislation that alters the financing alternatives available to local or state governments or tax-exempt organizations through the elimination or reduction of tax-exempt bonds could have a negative impact on our results of operations in these businesses. In addition, our public finance banking business is currently concentrated in the middle market, and to the extent that market conditions for our clients results in lower activity as compared to larger issuers, our results of operations will be negatively impacted.

•Our fixed income institutional brokerage business derives its revenue from sales and trading activity in the municipal and taxable markets and from U.S. government agency products. Our operating results for our fixed income institutional brokerage business may not correlate with the results of other firms or the fixed income market generally because we do not participate in significant segments of the fixed income markets such as credit default swaps, corporate high-yield bonds, currencies or commodities. Our client activity in the fixed income institutional brokerage business is currently concentrated in the depositories sector.

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

Our corporate development activities may require increased costs in the form of management personnel, financial and management systems and controls and facilities, which, in the absence of continued revenue growth, could cause our operating margins to decline. In addition, when we acquire a business, a substantial portion of the purchase price is often allocated to goodwill and other identifiable intangible assets. Our goodwill and indefinite-lived intangible assets are tested at least annually for impairment. If, in connection with that test, we determine that a reporting unit's fair value is less than its carrying value, we would be required to recognize an impairment to the goodwill associated with the reporting unit. More generally, any difficulties that we experience could disrupt our ongoing business, increase our expenses and adversely affect our operating results and financial condition. We also may be unable to achieve anticipated benefits and synergies from a transaction as fully as expected or within the expected time frame.

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

Liquidity, or ready access to funds, is essential to our business. To fund our business, we rely on financing provided by Pershing LLC ("Pershing") under our fully disclosed clearing agreement and Canadian Imperial Bank of Commerce ("CIBC") under a clearing arrangement with bank financing, as well as other bank financing. The financing provided by Pershing and CIBC is at their discretion (i.e., uncommitted) and could be denied. In 2024, we renewed our unsecured revolving credit facility and increased the size from $100 million to $120 million to use for working capital and general corporate purposes. On August 23, 2024, we entered into a $30 million secured revolving credit facility related to our private capital advisory business. We elected not to renew our one-year $50 million committed revolving secured credit facility, which terminated on December 6, 2024.

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

We make various estimates that affect reported amounts and disclosures. Broadly, those estimates are used in measuring fair value of certain financial instruments, investments in private companies, accounting for goodwill and intangible assets, establishing provisions for potential losses that may arise from litigation, and regulatory proceedings and tax examinations. Estimates are based on available information and judgment. Therefore, actual results could differ from our estimates and that difference could have a material effect on our consolidated financial statements. With respect to accounting for goodwill and intangible assets, we complete our annual goodwill and indefinite-lived intangible asset impairment testing in the fourth quarter of each year (or earlier if impairment indicators are present). Impairment charges resulting from this valuation analysis could materially adversely affect our results of operations.

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

Particular activities or products within our business expose us to increased credit risk, including inventory positions, non-standard settlements, interest rate swap contracts with customer credit exposure, investment banking and advisory fee receivables, installment fee receivables related to private fund placement services, liquidity providers on variable rate demand notes we remarket, and similar activities. Non-performance by our counterparties, clients and others, including with respect to our inventory positions and interest rate swap contracts with customer credit exposures, could result in losses, potentially material, and thus have a significant adverse effect on our business and results of operations.

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

Piper Sandler Companies | 15

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

We use interest rate swaps and credit default swaps, interest rate locks, U.S. treasury bond futures and options, and equity option contracts as a means to manage risk in certain inventory positions and to facilitate customer transactions. With respect to risk management, we enter into derivative contracts to hedge interest rate, market value and credit spread risks associated with our security positions, including fixed income inventory positions that we hold for facilitating client activity. Generally, we do not hedge all of our interest rate risk. In addition, these hedging strategies may not work in all market environments and as a result may not be effective in mitigating interest rate and market value risk, especially when market volatility reduces the correlation between a hedging vehicle and the securities inventory being hedged.

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

Piper Sandler Companies | 16

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

Adapting or developing our technology systems to meet new regulatory requirements, client needs, geographic expansion and industry demands also is critical for our business. The introduction of new technologies presents new challenges on a regular basis. We have an ongoing need to upgrade and improve our various technology systems, including our data and transaction processing, financial, risk management, human capital, compliance, and trading systems. This need could present operational issues or require significant capital spending. It also may require us to make additional investments in technology systems and may require us to reevaluate the current value or expected useful lives of our technology systems, which could negatively impact our results of operations.

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

Piper Sandler Companies | 17

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

Piper Sandler Companies | 18

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

We have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors regarding our internal control over financial reporting. We are in compliance with Section 404 of the Sarbanes-Oxley Act as of December 31, 2024. However, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to maintain an effective internal control environment could materially adversely affect our business.
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

Piper Sandler Companies | 19

Our business is subject to extensive regulation in the jurisdictions in which we operate, and a significant regulatory action against our company may have a material adverse financial effect on, cause significant reputational harm to, or result in other collateral consequences for our company.

As a participant in the financial services industry, we are subject to complex and extensive regulation of many aspects of our business by U.S. federal and state regulatory agencies, SROs (including securities exchanges) and by foreign governmental agencies, regulatory bodies and securities exchanges. Specifically, our operating subsidiaries include broker dealer and related securities entities organized in the U.S., the U.K., Germany, and Hong Kong. Each of these entities is registered or licensed with the applicable local regulator and is subject to all the applicable rules and regulations promulgated by those authorities. In addition, our asset management subsidiaries, PSC Capital Partners LLC, Piper Heartland Healthcare Capital LLC and Piper Sandler Finance Management LLC, as well as Piper Sandler & Co., are registered as investment advisors with the SEC and are subject to the regulation and oversight by the SEC, and we have an additional asset management subsidiary subject to regulation in Guernsey.

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

Our chief information and operations officer is a member of our leadership team and has been in this role since 2008. With more than 25 years of experience in information technology in the investment banking industry, he is responsible for overseeing more than 100 employees in our information security and technology departments who possess relevant educational and industry experience. The information security and technology departments are responsible for various functions of our information and cybersecurity program, including implementing and maintaining policies and procedures; developing, implementing and governing various service level agreements; ratifying security standards; reviewing project implementations; performing third-party vendor assessments; and operating programs such as threat intelligence, vulnerability management, security information event management, and information governance.

Our information and cybersecurity program utilizes the National Institute of Standards and Technology ("NIST") Cybersecurity Framework 2.0, and our security controls are mapped to the NIST Cybersecurity Framework 2.0 to ensure alignment with recognized industry best practices. Annually, we engage a third-party consultant to conduct an assessment of the effectiveness of our information and cybersecurity program against the NIST Cybersecurity Framework 2.0. This assessment is reviewed with the audit committee, and opportunities for further maturation are incorporated into our information and cybersecurity roadmap.

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

Piper Sandler Companies | 23

Employees, including representatives of management, conduct an annual cybersecurity incident response tabletop exercise to review our processes and procedures in the event of a material information or cybersecurity incident, including the process for assessing the materiality of an incident and communication of an incident to the audit committee and, as appropriate, the board of directors. In 2024, our board of directors also participated in the cybersecurity incident response tabletop exercise. In addition, to promote a company-wide culture of cybersecurity risk management, we conduct regular phishing email simulations for employees to enhance awareness and responsiveness to possible threats and other kinds of preparedness training. We also require all employees to complete an annual cybersecurity and privacy awareness training.

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

Item 2. Properties.
As of February 20, 2025, we conducted our operations through 53 principal offices in 30 states, and the District of Columbia, and in London, Aberdeen, Munich, Paris, Zurich and Hong Kong. All of our offices are leased. Our principal executive office is located at 800 Nicollet Mall, Suite 900, Minneapolis, Minnesota 55402 and, as of February 20, 2025, comprises approximately 124,000 square feet of space under a lease which expires November 30, 2025. In December 2022, we entered into a 15-year lease agreement which comprises approximately 120,000 square feet of space for our future principal executive office located at 350 N. 5th Street, Minneapolis, Minnesota 55401.

Item 3. Legal Proceedings.
The discussion of our legal proceedings contained in Note 15 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K is incorporated herein by reference.

Item 4. Mine Safety Disclosures.
Not applicable.
Piper Sandler Companies | 24

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
MARKET INFORMATION
Our common stock is listed on the New York Stock Exchange under the symbol "PIPR."

SHAREHOLDERS
We had 8,078 shareholders of record and approximately 64,372 beneficial owners of our common stock as of February 20, 2025.

DIVIDEND POLICY
Our board of directors has approved a dividend policy with the intention of returning between 30 percent and 50 percent of our fiscal year adjusted net income to shareholders.

Our board of directors has declared a special cash dividend on our common stock of $3.00 per share related to 2024 adjusted net income. This special dividend will be paid on March 14, 2025, to shareholders of record as of the close of business on March 4, 2025. Including this special cash dividend, we will have returned $5.50 per share, or approximately 43 percent of our fiscal year 2024 adjusted net income to shareholders. In addition, our board of directors has declared a quarterly cash dividend on our common stock of $0.65 per share to be paid on March 14, 2025, to shareholders of record as of the close of business on March 4, 2025.

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

Piper Sandler Companies | 25

ISSUER PURCHASES OF EQUITY SECURITIES
The table below sets forth the information with respect to purchases made by or on behalf of Piper Sandler Companies or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the quarter ended December 31, 2024:

			Total Number of Shares	Approximate Dollar
			Purchased as Part of	Value of Shares Yet to be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs (1)
Month #1
October 1, 2024 to
October 31, 2024	17,253	$286.34	—	$138	million
Month #2
November 1, 2024 to
November 30, 2024	2,913	$336.32	—	$138	million
Month #3
December 1, 2024 to
December 31, 2024	1,787	$299.95	—	$138	million
Total	21,953	$294.08	—	$138	million

(1)
Effective May 6, 2022, our board of directors authorized the repurchase of up to $150.0 million of common stock, which expired on December 31, 2024. Effective February 5, 2025, our board of directors authorized the repurchase of up to $150.0 million in common shares through December 31, 2026.

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

The following graph compares the performance of an investment in our common stock from December 31, 2019 through December 31, 2024, with the S&P 500 Index and the S&P 500 Financial Services Index. The graph assumes $100 was invested on December 31, 2019 in each of our common stock, the S&P 500 Index and the S&P 500 Financial Services Index, and that all dividends were reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Five Year Total Return

$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
PIPR
S&P 500 Index
S&P 500 Financial Services Index

Company/Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Piper Sandler Companies	$100	$129.64	$240.26	$184.02	$253.53	$441.76
S&P 500 Index	100	118.40	152.39	124.79	157.59	197.02
S&P 500 Financial Services Index	100	111.36	151.31	134.26	155.12	199.14

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

Item 7 in this Form 10-K discusses our 2024 and 2023 results and the year-over-year comparisons between 2024 and 2023. Discussion of our 2022 results and the year-over-year comparisons between 2023 and 2022 can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 26, 2024.

Item 7 in this Form 10-K includes financial measures that are not prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). Management believes that presenting results and measures on an adjusted, non-GAAP basis in conjunction with the corresponding U.S. GAAP measures provides a more meaningful basis for comparison of its operating results and underlying trends between periods, and enhances the overall understanding of our current financial performance by excluding certain items that may not be indicative of our core operating results. The non-GAAP results should be considered in addition to, not as a substitute for, the results prepared in accordance with U.S. GAAP. See "Explanation and Reconciliation of Non-GAAP Financial Measures" for a detailed explanation of the adjustments made to the corresponding U.S. GAAP measures and a reconciliation of U.S. GAAP to adjusted, non-GAAP financial information.

Piper Sandler Companies | 28

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

Strategic Activities
We have taken the following important steps in the execution of our business strategy:

•As part of our growth strategy, on August 23, 2024, we completed the acquisition of Aviditi Capital Advisors, LLC ("Aviditi Advisors"), an alternative investment bank providing full lifecycle services to financial sponsors, global alternative investment managers and limited partner investors. The transaction adds private capital advisory capabilities to our platform.
•Our corporate investment banking managing directors increased to 183, up 8.3 percent from 2023. We strengthened and expanded our sector and product coverage in 2024, notably in financial technology, residential and commercial services, asset management, chemicals, and financial sponsor coverage.
•Our public finance business expanded further into Missouri, with a team focused on school districts and other governmental issuers. In addition, our special district group expanded into new states.
•We grew our fixed income services team during the year with the strategic build out of our algorithmic trading strategies, structured product capabilities and municipal trading. Additionally, our continued investment in our research services and specialized sales and trading teams are key differentiators in supporting our finance activity.

Piper Sandler Companies | 29

Financial Highlights

	Year Ended December 31,
(Amounts in thousands, except per share data)			2024
	2024	2023	v2023
U.S. GAAP
Net revenues	$1,525,914	$1,347,967	13.2%
Compensation and benefits	1,004,173	897,034	11.9
Non-compensation expenses	303,329	328,347	(7.6)
Income before income tax expense	218,412	122,586	78.2
Income tax expense	60,972	23,613	158.2
Net income attributable to Piper Sandler Companies	181,114	85,491	111.9
Earnings per diluted common share	$10.24	$4.96	106.5

Ratios and margin
Compensation ratio	65.8%	66.5%
Non-compensation ratio	19.9%	24.4%
Pre-tax margin	14.3%	9.1%
Effective tax rate	27.9%	19.3%

Non-GAAP(1)
Adjusted net revenues	$1,541,042	$1,330,197	15.9%
Adjusted compensation and benefits	955,446	845,976	12.9
Adjusted non-compensation expenses	281,865	271,278	3.9
Adjusted operating income	303,731	212,943	42.6
Adjusted income tax expense	75,506	41,404	82.4
Adjusted net income attributable to Piper Sandler Companies	228,225	166,393	37.2
Adjusted earnings per diluted common share	$12.69	$9.28	36.7

Adjusted ratios and margin
Adjusted compensation ratio	62.0%	63.6%
Adjusted non-compensation ratio	18.3%	20.4%
Adjusted operating margin	19.7%	16.0%
Adjusted effective tax rate	24.9%	19.9%
(1)See "Explanation and Reconciliation of Non-GAAP Financial Measures" for a detailed explanation of the adjustments made to the corresponding U.S. GAAP measures and a reconciliation of U.S. GAAP to adjusted, non-GAAP financial information.

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

Piper Sandler Companies | 30

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

Market Data
The following table provides a summary of relevant market data:

	Year Ended December 31,
			2024
	2024	2023	v2023
U.S. Market Indices
S&P 500 (at period end)	5,882	4,770	23.3%
Nasdaq (at period end)	19,311	15,011	28.6
U.S. Middle Market Mergers and Acquisitions
Announced transactions (number of transactions) (a)	2,948	2,868	2.8
U.S. Equity Capital Markets
Completed public equity offerings (number of transactions) (b)	677	566	19.6
Completed initial public offerings (number of transactions) (c)	145	90	61.1
Equity fee pool for overall market (in millions) (d)	$7,394	$4,681	58.0
Equity fee pool for sub-$5 billion (in millions) (e)	$3,900	$2,820	38.3
U.S. Municipal Negotiated Issuances
Completed issuances for overall market (number of transactions) (f)	5,700	4,953	15.1
Completed issuances for sub-$500 million (number of transactions) (g)	4,983	4,034	23.5
Aggregate par value for overall market (in billions) (f)	$426	$313	36.1
Aggregate par value for sub-$500 million (in billions) (g)	$251	$200	25.5
Average CBOE Volatility Index (VIX)	16	17	(5.9)
Average Daily Number of Shares Traded
NYSE (shares in millions)	2,391	2,185	9.4
Nasdaq (shares in millions)	1,902	1,822	4.4
Interest Rates
3-month treasury average rate	5.18%	5.28%	(1.9)
10-year treasury average rate	4.21%	3.96%	6.3
Average 10-year MMD to 10-year Treasury Ratio (h)	0.64	0.67	(4.5)
(a)Source: Refinitiv (transactions with reported deal value between $100 million and $1 billion and transactions with an undisclosed deal value that had a financial advisor).
(b)Source: Dealogic and Piper Sandler & Co. Equity Capital Markets (IPOs, follow-on offerings and convertible offerings with reported deal value greater than $10 million).
(c)Source: Dealogic and Piper Sandler & Co. Equity Capital Markets (offerings with reported deal value greater than $10 million).
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
(f)Source: Refinitiv (sole/senior negotiated and private placement transactions for the overall market).
(g)Source: Refinitiv (sole/senior negotiated and private placement transactions for sub-$500 million).
(h)Calculated based on the 10-year MMD index rate divided by the 10-year treasury rate.
Piper Sandler Companies | 31

Outlook for 2025
U.S. monetary policy remains a prevalent factor impacting the economy and financial markets. The U.S. Federal Reserve lowered its short-term benchmark interest rate by 100 basis points in the second half of 2024, however inflationary risks persist and the U.S. Federal Reserve has indicated that any further rate cuts will be data dependent. Tariffs, tax, regulatory and other policies of the new U.S. presidential administration may impact our client and business activity. Additionally, geopolitical concerns, including the conflicts in the Middle East and Eastern Europe, could negatively impact financial market activity.

Our advisory services results continue to benefit from our sector and product diversification. Our pipeline for advisory services remains healthy and activity for 2025 has started strong. With improving market conditions and the potential from an improved regulatory landscape, we expect another year of growth in advisory services revenues with seasonality generally similar to 2024.

Our corporate equity financing results benefited from favorable market conditions, which drove improvement in issuance activity during the year. We expect our equity and debt financing activity to increase in 2025 as companies raise needed capital to execute on their strategic plans.

Our equity brokerage business continues to benefit from the quality of our research product and trade execution. We experienced strong client activity in 2024 as equity markets steadily climbed higher during the year on better volumes and with generally muted volatility. We expect our 2025 revenues to be similar to 2024.

Client activity within fixed income services increased during the second half of 2024 as market conditions improved. The fixed income asset class represents an increasingly attractive investment opportunity, which should drive increased activity in 2025. We expect clients to be more active during the year as the yield curve continues to normalize.

Overall market conditions for our municipal financing business steadily improved during 2024. Our municipal negotiated issuance activity increased across both our specialty sector and governmental businesses driven by strong investor demand and a normalizing yield curve. We anticipate market conditions and issuance volumes to remain favorable in 2025.
Piper Sandler Companies | 32

RESULTS OF OPERATIONS
The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the periods indicated:

						As a Percentage of
						Net Revenues for the
	Year Ended December 31,					Year Ended December 31,
				2024	2023
(Amounts in thousands)	2024	2023	2022	v2023	v2022	2024	2023	2022
Revenues
Investment banking:
Advisory services	$808,746	$709,316	$776,428	14.0%	(8.6)%	53.0%	52.6%	54.5%
Corporate financing	173,876	131,077	125,342	32.7	4.6	11.4	9.7	8.8
Municipal financing	122,513	83,419	107,739	46.9	(22.6)	8.0	6.2	7.6
Total investment banking	1,105,135	923,812	1,009,509	19.6	(8.5)	72.4	68.5	70.8

Institutional brokerage:
Equity brokerage	215,275	209,512	210,314	2.8	(0.4)	14.1	15.5	14.8
Fixed income services	186,167	168,027	194,953	10.8	(13.8)	12.2	12.5	13.7
Total institutional brokerage	401,442	377,539	405,267	6.3	(6.8)	26.3	28.0	28.4

Interest income	32,908	26,723	20,365	23.1	31.2	2.2	2.0	1.4
Investment income/(loss)	(7,890)	30,039	(23)	N/M	N/M	(0.5)	2.2	0.0
Total revenues	1,531,595	1,358,113	1,435,118	12.8	(5.4)	100.4	100.8	100.7
Interest expense	5,681	10,146	9,480	(44.0)	7.0	0.4	0.8	0.7
Net revenues	1,525,914	1,347,967	1,425,638	13.2	(5.4)	100.0	100.0	100.0

Non-interest expenses
Compensation and benefits	1,004,173	897,034	983,524	11.9	(8.8)	65.8	66.5	69.0
Outside services	55,756	51,754	53,189	7.7	(2.7)	3.7	3.8	3.7
Occupancy and equipment	66,530	64,356	64,252	3.4	0.2	4.4	4.8	4.5
Communications	54,917	52,718	50,565	4.2	4.3	3.6	3.9	3.5
Marketing and business development	42,239	37,734	42,849	11.9	(11.9)	2.8	2.8	3.0
Deal-related expenses	30,491	28,189	31,874	8.2	(11.6)	2.0	2.1	2.2
Trade execution and clearance	19,836	19,972	20,185	(0.7)	(1.1)	1.3	1.5	1.4
Restructuring and integration costs	2,586	7,749	11,440	(66.6)	(32.3)	0.2	0.6	0.8
Intangible asset amortization	10,288	19,440	15,375	(47.1)	26.4	0.7	1.4	1.1
Other operating expenses	20,686	46,435	18,016	(55.5)	157.7	1.4	3.4	1.3
Total non-interest expenses	1,307,502	1,225,381	1,291,269	6.7	(5.1)	85.7	90.9	90.6

Income before income tax expense	218,412	122,586	134,369	78.2	(8.8)	14.3	9.1	9.4
Income tax expense	60,972	23,613	33,189	158.2	(28.9)	4.0	1.8	2.3
Net income	157,440	98,973	101,180	59.1	(2.2)	10.3	7.3	7.1
Net income/(loss) attributable to noncontrolling interests	(23,674)	13,482	(9,494)	N/M	N/M	(1.6)	1.0	(0.7)
Net income attributable to Piper Sandler Companies	$181,114	$85,491	$110,674	111.9	(22.8)	11.9	6.3	7.8
N/M — Not meaningful
Piper Sandler Companies | 33

Net Revenues
Net revenues on a U.S. GAAP basis were $1.53 billion for the year ended December 31, 2024, compared with $1.35 billion in the prior-year period. For the year ended December 31, 2024, adjusted net revenues were $1.54 billion, compared with $1.33 billion for the year ended December 31, 2023. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise. See "Explanation and Reconciliation of Non-GAAP Financial Measures" for a detailed explanation of the adjustments made to the corresponding U.S. GAAP measures and a reconciliation of U.S. GAAP to adjusted, non-GAAP financial information.

The following table provides supplemental business information:

	Year Ended December 31,
	2024	2023
Advisory services
Completed M&A and restructuring transactions	220	213
Completed capital advisory transactions	68	56
Total completed advisory transactions	288	269

Corporate financings
Total equity transactions priced	81	73
Book run equity transactions priced	64	65
Total debt and preferred transactions priced	36	15
Book run debt and preferred transactions priced	23	7

Municipal negotiated issues
Aggregate par value of issues priced (in billions)	$16.9	$12.4
Total issues priced	501	413

Equity brokerage
Number of shares traded (in billions)	11.3	10.7

Investment Banking Revenues

Investment banking revenues comprise all of the revenues generated through advisory services activities, which include mergers and acquisitions ("M&A"), equity and debt private placements, debt, restructuring and private capital advisory, and municipal financial advisory transactions. Collectively, debt advisory transactions and equity and debt private placements are referred to as capital advisory transactions. Investment banking revenues also include equity and debt corporate financing activities and municipal financings.

In 2024, investment banking revenues were $1.11 billion, up 19.6 percent compared to $923.8 million in the prior-year period. For the year ended December 31, 2024, advisory services revenues were $808.7 million, up 14.0 percent compared with $709.3 million in 2023, driven by more completed transactions and a higher average fee. We also benefited from increased activity from our private equity clients. Our advisory services activity during the year was broad based across sectors, led by our financial services and energy & power groups with solid contributions from the healthcare, consumer and services & industrials sectors. In addition, our debt advisory product team recorded strong results in 2024. For the year ended December 31, 2024, corporate financing revenues were $173.9 million, up 32.7 percent compared to $131.1 million in the prior-year period, due to more completed transactions. Equity financing activity improved during the year resulting from more favorable market conditions. Performance during the year was led by the healthcare sector, and we served as book runner on 40 of 42 completed healthcare equity deals. In addition, our financial services group completed several large equity capital raises for our depository clients during the year. Municipal financing revenues for the year ended December 31, 2024 were $122.5 million, up 46.9 percent compared to $83.4 million in the year-ago period, driven by increased issuance activity across both our specialty sector and governmental businesses as market conditions and investor demand improved relative to the prior year.

Piper Sandler Companies | 34

Institutional Brokerage Revenues

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

For the year ended December 31, 2024, institutional brokerage revenues increased to $401.4 million, compared with $377.5 million in the prior-year period. In 2024, equity brokerage revenues were $215.3 million, up 2.8 percent compared with $209.5 million in 2023, due to increased client activity across our full suite of trading and research products. For the year ended December 31, 2024, fixed income services revenues were $186.2 million, up 10.8 percent compared with $168.0 million in the prior-year period, driven by increased client activity, particularly with our depository clients. Market conditions for fixed income improved during the second half of the year following the action of the U.S. Federal Reserve to reduce short-term benchmark interest rates and the normalization of the yield curve.

Interest Income

Interest income represents amounts earned from holding long inventory positions and cash balances, as well as interest earned on installment fee receivables. For the year ended December 31, 2024, interest income increased to $32.9 million, compared with $26.7 million in 2023, primarily due to higher interest rates on our cash balances.

Investment Income/(Loss)

Investment income/(loss) includes realized and unrealized gains and losses on investments, including amounts attributable to noncontrolling interests, in our alternative asset management funds, as well as management and performance fees generated from those funds. For the year ended December 31, 2024, we recorded an investment loss of $7.9 million, compared to investment income of $30.0 million in 2023. In 2024, we recorded unrealized losses on our investments and the noncontrolling interests in the alternative asset management funds that we manage. Excluding the impact of noncontrolling interests, adjusted investment income was $7.2 million in 2024, compared with $7.1 million in 2023.

Interest Expense

Interest expense represents amounts associated with financing, economically hedging and holding short inventory positions, including interest paid on our short- and long-term financing arrangements, as well as commitment fees on certain short-term financing arrangements. For the year ended December 31, 2024, interest expense decreased to $5.7 million, compared with $10.1 million in 2023. The decrease was primarily due to lower interest paid on long-term financing arrangements as we repaid $125 million of Class B unsecured fixed rate senior notes upon maturity on October 15, 2023.

Non-Interest Expenses
Non-interest expenses on a U.S. GAAP basis were $1.31 billion for the year ended December 31, 2024, compared to $1.23 billion in the prior-year period. For the year ended December 31, 2024, adjusted non-interest expenses were $1.24 billion, compared with $1.12 billion for the year ended December 31, 2023. The variance explanations for non-interest expenses and adjusted non-interest expenses are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise. See "Explanation and Reconciliation of Non-GAAP Financial Measures" for a detailed explanation of the adjustments made to the corresponding U.S. GAAP measures and a reconciliation of U.S. GAAP to adjusted, non-GAAP financial information.
Piper Sandler Companies | 35

Compensation and Benefits
Compensation and benefits expenses, which are the largest component of our expenses, include salaries, incentive compensation, benefits, stock-based compensation, employment taxes, the reversal of expenses associated with the forfeiture of stock-based compensation and other employee-related costs. A significant portion of compensation expense is comprised of variable incentive arrangements, including discretionary incentive compensation, the amount of which fluctuates in proportion to the level of business activity, increasing with higher revenues and operating profits and decreasing with lower revenues and operating profits. Other compensation costs, primarily base salaries and benefits, are more fixed in nature. The timing of incentive compensation payments, which is generally in February, has a greater impact on our cash position and liquidity than is reflected on our consolidated statements of operations. In conjunction with our acquisitions, we have granted restricted stock, restricted cash with service conditions, and restricted mutual fund shares of investment funds ("MFRS Awards") which are amortized to compensation expense over the service period. We have also entered into forgivable loans with service conditions, which are amortized to compensation expense over the loan term. Additionally, expense estimates related to revenue-based earnout arrangements with service conditions entered into as part of our acquisitions are amortized to compensation expense over the service period.

The following table summarizes our expected future acquisition-related compensation expense for restricted stock, restricted cash with service conditions, MFRS Awards and forgivable loans with service conditions, as well as expense estimates related to revenue-based earnout arrangements:

(Amounts in thousands)
2025	$28,687
2026	21,474
2027	15,633
2028	5,328
2029	3,415
Total	$74,537

For the year ended December 31, 2024, compensation and benefits expenses increased 11.9 percent to $1.00 billion from $897.0 million in 2023, due to higher revenues and profitability. Compensation and benefits expenses as a percentage of net revenues was 65.8 percent in 2024, compared with 66.5 percent in 2023. The lower compensation ratio was driven by higher net revenues offset in part by an investment loss attributable to noncontrolling interests in the current year compared to investment income attributable to noncontrolling interests in 2023. Our adjusted compensation ratio decreased to 62.0 percent in 2024, compared with 63.6 percent in 2023 driven by higher adjusted net revenues.

Outside Services
Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees, fund expenses associated with our consolidated alternative asset management funds and other professional fees. Outside services expenses increased 7.7 percent to $55.8 million in 2024, compared with $51.8 million in 2023, primarily due to higher recruiting and placement fees.

Occupancy and Equipment
For the year ended December 31, 2024, occupancy and equipment expenses increased 3.4 percent to $66.5 million, compared with $64.4 million in 2023, primarily due to incremental occupancy costs related to our acquisition of Aviditi Advisors. Our occupancy and equipment expenses will increase in 2025 as a result of relocating our Minneapolis corporate headquarters to a new building.

Communications
Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third-party market data information. For the year ended December 31, 2024, communication expenses increased 4.2 percent to $54.9 million, compared with $52.7 million in 2023, primarily due to higher market data services expenses.

Piper Sandler Companies | 36

Marketing and Business Development
Marketing and business development expenses include travel and entertainment costs, advertising and third-party marketing fees. In 2024, marketing and business development expenses increased 11.9 percent to $42.2 million, compared with $37.7 million for the year ended December 31, 2023. The increase was primarily due to higher travel expenses associated with increased business activity.

Deal-Related Expenses
Deal-related expenses include costs we incurred over the course of a completed investment banking deal, which primarily consist of legal fees, offering expenses, and travel costs. For the year ended December 31, 2024, deal-related expenses were $30.5 million, compared with $28.2 million for the year ended December 31, 2023. The amount of deal-related expenses is principally dependent on the level and mix of deal activity and may vary from period to period as the recognition of deal-related costs typically coincides with the closing of a transaction.

Trade Execution and Clearance
For the year ended December 31, 2024, trade execution and clearance expenses decreased slightly to $19.8 million, compared with $20.0 million for the year ended December 31, 2023.

Restructuring and Integration Costs
For the year ended December 31, 2024, we incurred restructuring and integration costs of $2.6 million, primarily consisting of integration costs related to our acquisition of Aviditi Advisors.

For the year ended December 31, 2023, we incurred restructuring and integration costs of $7.7 million, primarily consisting of $6.7 million of severance benefits related to headcount reductions and $0.9 million for vacated leased office space associated with our acquisitions of Cornerstone Macro Research LP and The Valence Group.

Intangible Asset Amortization
Intangible asset amortization includes the amortization of definite-lived intangible assets. For the year ended December 31, 2024, intangible asset amortization was $10.3 million, compared with $19.4 million in 2023. The decrease was primarily due to lower intangible asset amortization expense associated with our 2022 acquisition of DBO Partners Holding LLC.

The following table summarizes the future aggregate amortization expense of our intangible assets with determinable lives:

(Amounts in thousands)
2025	$8,639
2026	7,253
2027	3,480
2028	2,191
2029	541
Total	$22,104

Other Operating Expenses
Other operating expenses primarily include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we accrue for and/or pay out related to legal and regulatory matters. Other operating expenses were $20.7 million in 2024, compared with $46.4 million in 2023. Other operating expenses for 2024 included a $4.0 million reduction in the accrual for civil penalties related to our regulatory settlements with the SEC and CFTC regarding recordkeeping requirements for business-related communications. Other operating expenses for 2023 included a $20.0 million accrual recorded for estimated civil penalties related to our regulatory settlements with the SEC and CFTC regarding recordkeeping requirements for business-related communications, as well as the write-off of a $7.5 million uncollectible receivable in our municipal financing business.

Piper Sandler Companies | 37

Pre-Tax Margin

Pre-tax margin for 2024 increased to 14.3 percent, compared with 9.1 percent for 2023. Adjusted operating margin increased to 19.7 percent in 2024, compared with 16.0 percent in 2023. In the current year, the increase in pre-tax margin and adjusted operating margin was primarily due to higher net revenues as well as a lower compensation ratio and non-compensation ratio.

Income Taxes
For the year ended December 31, 2024, our provision for income taxes was $61.0 million, which included $14.5 million of tax benefits related to stock-based compensation awards vesting at values greater than the grant price and accrued forfeitable dividends paid on vested restricted stock related to acquisitions. Excluding the impact of these benefits and noncontrolling interests, our effective tax rate was 31.2 percent. The effective tax rate for 2024 was impacted by non-deductible employee compensation expense, including limitations on the deduction of employee compensation expense enacted with the American Rescue Plan Act of 2021.

For the year ended December 31, 2023, our provision for income taxes was $23.6 million, which included $16.6 million of tax benefits related to stock-based compensation awards vesting at values greater than the grant price and accrued forfeitable dividends paid on vested restricted stock related to acquisitions. Excluding the impact of these benefits and noncontrolling interests, our effective tax rate was 36.8 percent. The effective tax rate for 2023 included the impact of estimated civil penalties related to our regulatory settlements with the SEC and the CFTC regarding recordkeeping requirements for business-related communications, which was non-deductible for income tax purposes, as well as non-deductible employee compensation expense.

EXPLANATION AND RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
In Item 7 in this Form 10-K, we have included financial measures that are not prepared in accordance with U.S. GAAP. Adjustments to these non-GAAP financial measures include (1) the exclusion of investment (income)/loss and non-compensation expenses related to noncontrolling interests, (2) the exclusion of interest expense on long-term financing from net revenues, (3) the exclusion of compensation and non-compensation expenses from acquisition-related agreements, (4) the exclusion of restructuring and integration costs related to acquisitions and/or headcount reductions, (5) the exclusion of amortization of intangible assets related to acquisitions, (6) the exclusion of non-compensation expenses from regulatory settlements (see Note 15 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information) and (7) the income tax impact allocated to the adjustments. For U.S. GAAP purposes, these items are included in each of their respective line items on the consolidated statements of operations.

These adjustments affect the following financial measures: net revenues, compensation and benefits expenses, non-compensation expenses, total non-interest expenses, income before income tax expense, income tax expense, net income attributable to Piper Sandler Companies, earnings per diluted common share, compensation ratio, non-compensation ratio, pre-tax margin and effective tax rate.

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

Consolidation of the alternative asset management funds results in the inclusion of the proportionate share of the income or loss attributable to the equity interests in consolidated funds that are not attributable, either directly or indirectly, to us (i.e., noncontrolling interests). This proportionate share is reflected in net income/(loss) attributable to noncontrolling interests in the accompanying consolidated statements of operations, and has no effect on our overall financial performance, as ultimately, this income/(loss) is not income/(loss) for us. The adjusted, non-GAAP financial measures include only the actual proportionate share of the income/(loss) attributable to us as an investor in such alternative asset management funds.

Piper Sandler Companies | 38

Interest expense on long-term financing includes interest on our Class B unsecured fixed rate senior notes, and is an adjustment from net revenues as this arrangement was used to fund the acquisition of SOP Holdings, LLC and its subsidiaries, including Sandler O'Neill & Partners, L.P. (collectively, "Sandler O'Neill"). Management believes that presenting adjusted, non-GAAP financial measures excluding the acquisition-related amounts provides clarity on our financial results generated by the core operating components of our business.

The compensation and non-compensation expenses from acquisition-related agreements and amortization of intangible assets are excluded from the adjusted, non-GAAP financial measures as they represent expenses specifically related to acquisitions and therefore are not part of our ongoing operations.

The restructuring and integration costs excluded from the adjusted, non-GAAP financial results represent charges that resulted from severance benefits related to acquisitions or headcount reductions, as well as acquisition-related costs associated with contract termination, vacating redundant leased office space and professional fees related to the respective transaction. Excluding these restructuring and integration costs from our adjusted, non-GAAP financial measures provides a better understanding of our core non-compensation expenses.

The non-compensation expenses from regulatory settlements for the year ended December 31, 2024 include the reversal of other operating expenses of $4.0 million, as we reduced the accrual for civil penalties related to regulatory settlements with the SEC and the CFTC. The non-compensation expenses from regulatory settlements for the year ended December 31, 2023 include a $20.0 million accrual of other operating expenses for estimated civil penalties related to the regulatory settlements with the SEC and CFTC. In connection with these matters, we also incurred $1.0 million and $1.5 million of outside services expenses for the years ended December 31, 2024 and 2023, respectively. Excluding these non-compensation expenses from regulatory settlements from our adjusted, non-GAAP financial measures provides a better understanding of our core non-compensation expenses.
Reconciliation of U.S. GAAP to adjusted non-GAAP financial information:

	Year Ended December 31,
(Amounts in thousands, except per share data)	2024	2023
Net revenues:
Net revenues – U.S. GAAP basis	$1,525,914	$1,347,967
Adjustments:
Investment (income)/loss related to noncontrolling interests	15,128	(22,916)
Interest expense on long-term financing	—	5,146
Adjusted net revenues	$1,541,042	$1,330,197

Compensation and benefits:
Compensation and benefits – U.S. GAAP basis	$1,004,173	$897,034
Adjustment:
Compensation from acquisition-related agreements	(48,727)	(51,058)
Adjusted compensation and benefits	$955,446	$845,976

Non-compensation expenses:
Non-compensation expenses – U.S. GAAP basis	$303,329	$328,347
Adjustments:
Non-compensation expenses related to noncontrolling interests	(8,546)	(9,434)
Restructuring and integration costs	(2,586)	(7,749)
Amortization of intangible assets related to acquisitions	(10,288)	(19,440)
Non-compensation expenses from acquisition-related agreements	(3,089)	1,102
Non-compensation expenses from regulatory settlements	3,045	(21,548)
Adjusted non-compensation expenses	$281,865	$271,278
Piper Sandler Companies | 39

	Year Ended December 31,
(Amounts in thousands, except per share data)	2024	2023
Income before income tax expense:
Income before income tax expense – U.S. GAAP basis	$218,412	$122,586
Adjustments:
Investment (income)/loss related to noncontrolling interests	15,128	(22,916)
Interest expense on long-term financing	—	5,146
Non-compensation expenses related to noncontrolling interests	8,546	9,434
Compensation from acquisition-related agreements	48,727	51,058
Restructuring and integration costs	2,586	7,749
Amortization of intangible assets related to acquisitions	10,288	19,440
Non-compensation expenses from acquisition-related agreements	3,089	(1,102)
Non-compensation expenses from regulatory settlements	(3,045)	21,548
Adjusted operating income	$303,731	$212,943
Interest expense on long-term financing	—	(5,146)
Adjusted income before adjusted income tax expense	$303,731	$207,797

Income tax expense:
Income tax expense – U.S. GAAP basis	$60,972	$23,613
Tax effect of adjustments:
Compensation from acquisition-related agreements	10,224	10,467
Restructuring and integration costs	590	2,053
Amortization of intangible assets related to acquisitions	2,675	5,152
Non-compensation expenses from acquisition-related agreements	797	(292)
Non-compensation expenses from regulatory settlements	248	411
Adjusted income tax expense	$75,506	$41,404

Net income attributable to Piper Sandler Companies:
Net income attributable to Piper Sandler Companies – U.S. GAAP basis	$181,114	$85,491
Adjustments:
Compensation from acquisition-related agreements	38,503	40,591
Restructuring and integration costs	1,996	5,696
Amortization of intangible assets related to acquisitions	7,613	14,288
Non-compensation expenses from acquisition-related agreements	2,292	(810)
Non-compensation expenses from regulatory settlements	(3,293)	21,137
Adjusted net income attributable to Piper Sandler Companies	$228,225	$166,393

Earnings per diluted common share:
Earnings per diluted common share – U.S. GAAP basis	$10.24	$4.96
Adjustment for inclusion of unvested acquisition-related stock	(0.20)	(0.38)
	$10.04	$4.58
Adjustments:
Compensation from acquisition-related agreements	2.17	2.36
Restructuring and integration costs	0.11	0.33
Amortization of intangible assets related to acquisitions	0.43	0.83
Non-compensation expenses from acquisition-related agreements	0.13	(0.05)
Non-compensation expenses from regulatory settlements	(0.19)	1.23
Adjusted earnings per diluted common share	$12.69	$9.28

Weighted average diluted common shares outstanding:
Weighted average diluted common shares outstanding – U.S. GAAP basis	17,695	17,224
Adjustment:
Unvested acquisition-related restricted stock with service conditions	293	715
Adjusted weighted average diluted common shares outstanding	17,988	17,939

Piper Sandler Companies | 40

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

Goodwill and Intangible Assets
We record all assets acquired and liabilities assumed in acquisitions, including goodwill and other intangible assets, at fair value, which requires certain management estimates. The initial recognition of goodwill and other intangible assets involves significant judgment in determining the estimates of future cash flows, discount rates, economic forecast and other assumptions which are then used in acceptable valuation techniques, such as the income approach (e.g., discounted cash flow method). At December 31, 2024, we had goodwill of $312.0 million and intangible assets of $107.5 million.

Piper Sandler Companies | 41

We are required to perform impairment tests of goodwill and indefinite-lived intangible assets annually and on an interim basis when circumstances exist that could indicate possible impairment. We have elected to test goodwill for impairment in the fourth quarter of each calendar year. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after making an assessment, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then further analysis is unnecessary. However, if we conclude otherwise, then we are required to perform a quantitative goodwill test. See Note 2 and Note 11 to our consolidated financial statements for additional information on our impairment testing.

We elected to perform a qualitative assessment to test goodwill for impairment. The following relevant events and circumstances were evaluated in concluding that it was not more likely than not that goodwill was impaired: overall financial performance of our reporting unit, public market capitalization of the Company, macroeconomic conditions and industry and market considerations. Our annual goodwill impairment testing, performed as of October 31, 2024, resulted in no impairment.

We also evaluated our indefinite-lived intangible assets and concluded there was no impairment in 2024.

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

See Note 18 to our consolidated financial statements for additional information about our stock-based compensation plans.

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

Piper Sandler Companies | 42

We record deferred tax benefits for future tax deductions expected upon the vesting of stock-based compensation. We recognize the income tax effects of stock-based compensation awards in the income statement when the awards vest. If deductions reported on our tax return for stock-based compensation (i.e., the value of the stock-based compensation at the time of vesting) exceed the cumulative cost of those instruments recognized for financial reporting (i.e., the grant date fair value of the compensation computed in accordance with ASC 718), we record the excess tax benefit as income tax benefit. Conversely, if deductions reported on our tax return for stock-based compensation are less than the cumulative cost of those instruments recognized for financial reporting, the deficiency is recorded as an income tax expense. Additionally, we record a tax benefit related to accrued forfeitable dividends paid on restricted stock upon vesting. For the year ended December 31, 2024, we recorded $14.5 million of tax benefits related to stock-based compensation awards vesting at values greater than the grant date fair value and accrued forfeitable dividends paid on vested restricted stock related to acquisitions. As of February 20, 2025, approximately 653,000 shares have vested at share prices greater than the grant date fair values, resulting in an income tax benefit of $25.4 million recorded in the first quarter of 2025, including accrued forfeitable dividends paid on vested restricted stock related to acquisitions.

We establish reserves for uncertain income tax positions in accordance with FASB Accounting Standards Codification Topic 740, "Income Taxes," when it is not more likely than not that a certain position or component of a position will be ultimately upheld by the relevant taxing authorities. Significant judgment is required in evaluating uncertain tax positions. Our tax provision and related accruals include the impact of estimates for uncertain tax positions and changes to the reserves that are considered appropriate. To the extent the probable tax outcome of these matters changes, such change in estimate will impact the income tax provision in the period of change and, in turn, our results of operations. As of December 31, 2024, we have a $1.9 million liability recorded for uncertain state income tax positions.

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

Piper Sandler Companies | 43

Our dividend policy is intended to return between 30 percent and 50 percent of our fiscal year adjusted net income to shareholders. Our board of directors determines the declaration and payment of dividends and is free to change our dividend policy at any time. Our board of directors declared the following dividends on shares of our common stock:

Declaration Date		Dividend Per Share	Record Date	Payment Date
Related to 2021:
February 10, 2022	(1)	$4.50	March 2, 2022	March 11, 2022
Related to 2022:
February 10, 2022		0.60	March 2, 2022	March 11, 2022
April 29, 2022		0.60	May 27, 2022	June 10, 2022
July 29, 2022		0.60	August 26, 2022	September 9, 2022
October 28, 2022		0.60	November 23, 2022	December 9, 2022
February 3, 2023	(1)	1.25	March 3, 2023	March 17, 2023
Related to 2023:
February 3, 2023		0.60	March 3, 2023	March 17, 2023
May 2, 2023		0.60	May 26, 2023	June 9, 2023
July 28, 2023		0.60	August 25, 2023	September 8, 2023
October 27, 2023		0.60	November 21, 2023	December 8, 2023
February 2, 2024	(1)	1.00	March 4, 2024	March 15, 2024
Related to 2024:
February 2, 2024		0.60	March 4, 2024	March 15, 2024
April 26, 2024		0.60	May 24, 2024	June 7, 2024
August 2, 2024		0.65	August 29, 2024	September 13, 2024
October 25, 2024		0.65	November 22, 2024	December 13, 2024
January 31, 2025	(1)	3.00	March 4, 2025	March 14, 2025
Related to 2025:
January 31, 2025		0.65	March 4, 2025	March 14, 2025
(1)Represents a special cash dividend.

Our board of directors has declared a special cash dividend on our common stock of $3.00 per share related to 2024 adjusted net income. This special dividend will be paid on March 14, 2025, to shareholders of record as of the close of business on March 4, 2025. Including this special cash dividend, we will have returned $5.50 per share, or approximately 43 percent of our fiscal year 2024 adjusted net income to shareholders.

As part of our capital management strategy, we repurchase our common stock over time in order to offset the dilutive effect of our employee stock-based compensation awards and our grants of acquisition-related restricted stock, as well as to return capital to shareholders.

Effective May 6, 2022, our board of directors authorized the repurchase of up to $150.0 million in common shares through December 31, 2024. In 2024, we did not repurchase any shares of our common stock related to this authorization. Effective February 5, 2025, our board of directors authorized the repurchase of up to $150.0 million in common shares through December 31, 2026.

We also purchase shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. During 2024, we purchased 346,972 shares of our common stock at an average price of $191.44 per share for an aggregate purchase price of $66.4 million for these purposes.

Piper Sandler Companies | 44

Cash Flows
Cash and cash equivalents at December 31, 2024 were $482.8 million, an increase of $99.7 million from December 31, 2023. Operating activities provided $313.3 million of cash, primarily driven by cash generated from earnings and an increase in operating liabilities. The increase in operating liabilities was primarily due to an increase in accrued compensation of $56.6 million, the result of higher compensation costs in 2024 resulting from increased revenues and operating profits. In 2024, investing activities used $31.8 million, of which $16.3 million was used for the acquisition of Aviditi Advisors and $15.5 million was used for the purchase of fixed assets. In 2024, cash of $180.6 million was used in financing activities, as we paid $73.7 million in dividends, repurchased $66.4 million of common stock and reduced short-term financing by $37.3 million.

Cash and cash equivalents at December 31, 2023 were $383.1 million, an increase of $17.5 million from December 31, 2022. Operating activities provided $275.6 million of cash, primarily driven by cash generated from earnings and a decrease in operating assets. The decrease in operating assets was primarily due to a decline in receivables from brokers, dealers and clearing organizations of $88.5 million, as well as a decrease in other assets of $28.8 million driven by lower fee receivables. In 2023, investing activities used $10.1 million for the purchase of fixed assets. Cash of $249.6 million was used in financing activities, as we repaid the $125 million of Class B unsecured fixed rate senior notes upon maturity on October 15, 2023. In addition, we paid $84.4 million in dividends and repurchased $70.7 million of common stock during 2023.

Leverage
The following table presents total assets, adjusted assets, total shareholders' equity and tangible common shareholders' equity with the resulting leverage ratios:

	December 31,	December 31,
(Dollars in thousands)	2024	2023
Total assets	$2,255,936	$2,140,983
Deduct: Goodwill and intangible assets	(419,528)	(417,957)
Deduct: Right-of-use lease assets	(66,618)	(69,387)
Deduct: Assets attributable to noncontrolling interests	(197,600)	(217,411)
Adjusted assets	$1,572,190	$1,436,228

Total shareholders' equity	$1,415,773	$1,299,473
Deduct: Goodwill and intangible assets	(419,528)	(417,957)
Deduct: Noncontrolling interests	(187,943)	(213,975)
Tangible common shareholders' equity	$808,302	$667,541

Leverage ratio (1)	1.6	1.6
Adjusted leverage ratio (2)	1.9	2.2
(1)Leverage ratio equals total assets divided by total shareholders' equity.
(2)Adjusted leverage ratio equals adjusted assets divided by tangible common shareholders' equity.

Adjusted assets and tangible common shareholders' equity are non-GAAP financial measures. Goodwill and intangible assets are subtracted from total assets and total shareholders' equity in determining adjusted assets and tangible common shareholders' equity, respectively, as we believe that goodwill and intangible assets do not constitute operating assets that can be deployed in a liquid manner. Right-of-use lease assets are also subtracted from total assets in determining adjusted assets as these are not operating assets that can be deployed in a liquid manner. Amounts attributable to noncontrolling interests are subtracted from total assets and total shareholders' equity in determining adjusted assets and tangible common shareholders' equity, respectively, as they represent assets and equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Sandler Companies. We view the resulting measure of adjusted leverage, also a non-GAAP financial measure, as a more relevant measure of financial risk when comparing financial services companies. Our adjusted leverage ratio decreased from December 31, 2023, primarily due to higher tangible common shareholders' equity driven by increased net income for the year ended December 31, 2024.

Piper Sandler Companies | 45

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

Our day-to-day funding and liquidity is obtained primarily through the use of cash from our operating activities, as well as through the use of a clearing arrangement with Pershing and a clearing arrangement with bank financing, which are typically collateralized by our securities inventory. These funding sources are critical to our ability to finance and hold inventory, which is a necessary part of our institutional brokerage business. The majority of our inventory is liquid and is therefore funded by short-term facilities or cash from our operating activities. Our funding sources are dependent on the types of inventory that our counterparties are willing to accept as collateral and the number of counterparties available. Our unsecured revolving credit facility has been established for working capital and general corporate purposes. Our secured revolving credit facility has been established for our private capital advisory business. Funding is generally obtained at rates based upon the federal funds rate.

Pershing Clearing Arrangement
We have established an arrangement to obtain financing from Pershing related to the majority of our trading activities. Under our fully disclosed clearing agreement, all of our securities inventories with the exception of convertible securities, and all of our customer activities are held by or cleared through Pershing. Financing under this arrangement is secured primarily by securities, and collateral limitations could reduce the amount of funding available under this arrangement. We may accommodate non-standard settlement timeframes for our clients, which can impact our funding and collateral balances. Our clearing arrangement activities are recorded net of trading activity and reported within receivables from or payables to brokers, dealers and clearing organizations. The funding is at the discretion of Pershing (i.e., uncommitted) and could be denied without a notice period. Our fully disclosed clearing agreement includes a covenant requiring Piper Sandler & Co., our U.S. broker dealer subsidiary, to maintain excess net capital of $120 million. At December 31, 2024, we had less than $0.1 million of financing outstanding under this arrangement.

Clearing Arrangement with Bank Financing
We have established a financing arrangement with a U.S. branch of CIBC related to our convertible securities inventories. Under this arrangement, our convertible securities inventories are cleared through a broker dealer affiliate of CIBC and held by CIBC. We generally economically hedge changes in the market value of our convertible securities inventories using the underlying common stock or the stock options of the underlying common stock. Financing under this arrangement is secured primarily by convertible securities and collateral limitations could reduce the amount of funding available. The funding is at the discretion of CIBC (i.e., uncommitted) and could be denied subject to a notice period. This arrangement is reported within receivables from or payables to brokers, dealers and clearing organizations, net of trading activity. At December 31, 2024, we had $55.5 million of financing outstanding under this arrangement.

Unsecured Revolving Credit Facility
We have an unsecured $120 million revolving credit facility with U.S. Bank N.A. The credit agreement will terminate on December 20, 2027, unless otherwise terminated. At December 31, 2024, there were $10.0 million of advances against this credit facility.

This credit facility includes customary events of default and covenants that, among other things, require Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, limit our leverage ratio, require maintenance of a minimum ratio of operating cash flow to fixed charges, and impose certain limitations on our ability to make acquisitions and make payments on our capital stock. At December 31, 2024, we were in compliance with all covenants.

Piper Sandler Companies | 46

Secured Revolving Credit Facility
On August 23, 2024, we entered into a $30 million revolving credit facility with Cadence Bank related to our private capital advisory business. Advances under this facility are secured by certain installment fee receivables. The credit agreement will terminate on August 23, 2027, unless otherwise terminated. At December 31, 2024, there were no advances against this credit facility.

This credit facility includes customary events of default and covenants that, among other things, require Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, limit our leverage ratio, require maintenance of a minimum fixed charge coverage ratio, and impose certain limitations on our ability to make acquisitions and make payments on our capital stock. At December 31, 2024, we were in compliance with all covenants.

Committed Line
We elected not to renew our one-year $50 million committed revolving secured credit facility, which terminated on December 6, 2024.

Average Funding Balances Outstanding and Maximum Daily Funding By Quarter
The following tables present the average balances outstanding for our various funding sources by quarter for 2024 and 2023:

	Average Balance for the Three Months Ended
(Amounts in millions)	Dec. 31, 2024	Sept. 30, 2024	June 30, 2024	Mar. 31, 2024
Funding source
Pershing clearing arrangement	$6.2	$6.4	$7.1	$43.2
Clearing arrangement with bank financing	73.7	63.4	66.0	85.3
Unsecured revolving credit facility	10.0	14.6	—	4.9
Total	$89.9	$84.4	$73.1	$133.4

	Average Balance for the Three Months Ended
(Amounts in millions)	Dec. 31, 2023	Sept. 30, 2023	June 30, 2023	Mar. 31, 2023
Funding source
Pershing clearing arrangement	$27.5	$7.1	$26.8	$8.5
Clearing arrangement with bank financing	43.5	96.1	99.6	55.2
Unsecured revolving credit facility	40.5	—	—	—
Total	$111.5	$103.2	$126.4	$63.7

The average funding in the fourth quarter of 2024 decreased to $89.9 million, compared with $111.5 million during the fourth quarter of 2023, primarily due to a decrease in borrowings on our unsecured revolving credit facility and funding fewer non-standard settlements for our clients, partially offset by higher average balances of convertible securities inventories.

The following table presents the maximum daily funding amount by quarter for 2024 and 2023:

(Amounts in millions)	2024	2023
First Quarter	$544.2	$146.6
Second Quarter	466.6	370.1
Third Quarter	163.3	224.2
Fourth Quarter	270.2	550.8
Piper Sandler Companies | 47

Contractual Obligations
In December 2022, we entered into a lease agreement for approximately 120,000 square feet of office space related to our future corporate headquarters location in Minneapolis, Minnesota. Our contractual rental obligations over the 15-year lease term are $58.1 million. For further discussion of our contractual rental obligations, see Note 14 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Capital Requirements
As a registered broker dealer and member firm of FINRA, Piper Sandler & Co. is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule which requires that we maintain minimum net capital of $1.0 million. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain approvals, notifications and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. At December 31, 2024, our net capital under the SEC's uniform net capital rule was $265.5 million, and exceeded the minimum net capital required under the SEC rule by $264.5 million.

Although we operate with a level of net capital substantially greater than the minimum thresholds established by FINRA and the SEC, a substantial reduction of our capital would curtail many of our capital markets revenue producing activities.

Our unsecured revolving credit facility and secured revolving credit facility include covenants requiring Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million. Our fully disclosed clearing agreement with Pershing includes a covenant requiring Piper Sandler & Co. to maintain excess net capital of $120 million.

At December 31, 2024, Piper Sandler Ltd., our broker dealer subsidiary registered in the U.K., was subject to, and was in compliance with, the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority pursuant to the Financial Services Act of 2012.

Piper Sandler Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At December 31, 2024, Piper Sandler Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

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

OFF-BALANCE SHEET ARRANGEMENTS
In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes the notional contract value of our off-balance sheet arrangements for the periods presented:

	Expiration Per Period						Total Contractual Amount
				2028	2030		December 31,	December 31,
(Amounts in thousands)	2025	2026	2027	- 2029	- 2031	Later	2024	2023
Customer matched-book derivative contracts (1) (2)	$70,000	$—	$3,761	$23,492	$—	$296,607	$393,860	$1,356,924
Trading securities derivative contracts (2)	166,333	—	—	5,000	—	—	171,333	196,250
Investment commitments (3)	—	—	—	—	—	—	72,688	95,142
(1)We have three counterparties (contractual amount of $75.7 million at December 31, 2024) who are not required to post collateral. The uncollateralized amounts, representing the fair value of the derivative contracts, expose us to the credit risk of these counterparties. At December 31, 2024, we had $4.4 million of credit exposure with these counterparties, including $3.8 million of credit exposure with one counterparty.
(2)We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At December 31, 2024 and 2023, the net fair value of these derivative contracts approximated $3.3 million and $6.9 million, respectively.
(3)The investment commitments have no specified call dates. The timing of capital calls is based on market conditions and investment opportunities.

Piper Sandler Companies | 48

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

At December 31, 2024, the total contractual amount of our customer matched-book derivative contracts was $393.9 million, a decrease of $963.1 million from December 31, 2023, as a result of no longer intermediating certain derivative contracts. For further discussion of our activities related to derivative products, see Note 7 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Investment Commitments
We have investments, including those made as part of our alternative asset management activities, in limited partnerships or limited liability companies that make direct or indirect equity or debt investments in companies. We commit capital and/or act as the managing partner of these entities. We have committed capital of $72.7 million to certain entities and these commitments generally have no specified call dates. For additional information on our activities related to these types of entities, see Note 9 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

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

Piper Sandler Companies | 49

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

We estimate that a parallel 50 basis point adverse change in the market would result in a decrease of approximately $0.4 million in the carrying value of our fixed income securities inventory as of December 31, 2024, including the effect of the hedging transactions.

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

Piper Sandler Companies | 50

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

Piper Sandler Companies | 51

A key tenet of our risk management procedures related to credit risk is the daily monitoring of the credit quality of our long fixed income securities inventory. These rating trends and the credit quality mix are regularly reviewed with the executive financial risk committee. The following table summarizes the credit rating for our long corporate fixed income securities, taxable and tax-exempt municipal securities, and U.S. government and agency securities as a percentage of the total of these asset classes as of December 31, 2024:

	AAA	AA	A	BBB	BB	Not Rated
Corporate fixed income securities	—%	—%	—%	—%	—%	—%
Taxable and tax-exempt municipal securities	16.5	43.4	16.2	1.3	—	2.4
U.S. government and agency securities	—	18.6	1.6	—	—	—
	16.5%	62.0%	17.8%	1.3%	—%	2.4%

Corporate fixed income securities represent less than 0.1 percent of the total of the asset classes above as of December 31, 2024. Convertible and preferred securities are excluded from the table above as they are typically unrated.

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

Piper Sandler Companies | 52

Within our customer matched-book derivative portfolio, we have concentrated counterparty credit exposure with three non-publicly rated entities totaling $4.4 million at December 31, 2024. This counterparty credit exposure relates to our public finance business and consists primarily of interest rate swaps. One derivative counterparty represented 86.1 percent, or $3.8 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

Piper Sandler Companies | 53

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
Piper Sandler Companies | 54

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2024.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of Piper Sandler Companies included in this Annual Report on Form 10-K, has issued an attestation report on internal control over financial reporting as of December 31, 2024. Their report, which expresses an unqualified opinion on the effectiveness of Piper Sandler Companies' internal control over financial reporting as of December 31, 2024, is included herein.

Piper Sandler Companies | 55

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Piper Sandler Companies

Opinion on Internal Control Over Financial Reporting
We have audited Piper Sandler Companies’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Piper Sandler Companies (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 27, 2025, expressed an unqualified opinion thereon.

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
February 27, 2025

Piper Sandler Companies | 56

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Piper Sandler Companies

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Piper Sandler Companies (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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
Piper Sandler Companies | 57

Valuation of Investments at Fair Value
Description of the Matter
At December 31, 2024, the Company’s investments at fair value totaled $267.3 million, primarily consisting of investments in private companies. These investments are held in consolidated alternative asset management funds, which include $187.6 million of noncontrolling interests attributable to unrelated third-party ownership. Of the total investments at fair value, $177.0 million are categorized as Level III within the fair value hierarchy. As described in Notes 2 and 6 of the consolidated financial statements, management determines the fair values of these investments internally using the best information available. These investments in private companies are valued based on an assessment of each underlying security, considering rounds of financing, the financial condition and operating results of the private company, third party transactions and market-based information, including comparable company transactions, trading multiples (e.g., multiples of revenue and earnings before interest, taxes, depreciation and amortization (EBITDA)), discounted cash flow analyses and changes in market outlook, among other factors.

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
Minneapolis, Minnesota
February 27, 2025

Piper Sandler Companies | 58

Piper Sandler Companies
Consolidated Statements of Financial Condition

	December 31,	December 31,
(Amounts in thousands, except share data)	2024	2023
Assets
Cash and cash equivalents	$482,834	$383,098
Receivables from brokers, dealers and clearing organizations	174,491	212,004

Financial instruments and other inventory positions owned:
Financial instruments and other inventory positions owned	351,178	341,780
Financial instruments and other inventory positions owned and pledged as collateral	74,550	92,777
Total financial instruments and other inventory positions owned	425,728	434,557

Investments (including noncontrolling interests of $187,624 and $211,096, respectively)	281,962	298,048
Fixed assets (net of accumulated depreciation and amortization of $106,944 and $91,378, respectively)	59,400	60,770
Right-of-use lease assets	66,618	69,387
Goodwill	312,024	301,760
Intangible assets (net of accumulated amortization of $160,775 and $150,487, respectively)	107,504	116,197
Net deferred income tax assets	161,583	179,207
Other assets	183,792	85,955
Total assets	$2,255,936	$2,140,983

Liabilities and Shareholders' Equity
Short-term financing	$10,000	$30,000
Payables to brokers, dealers and clearing organizations	5,862	979
Financial instruments and other inventory positions sold, but not yet purchased	76,982	148,980
Accrued compensation	563,088	486,145
Accrued lease liabilities	88,819	93,727
Other liabilities and accrued expenses	95,412	81,679
Total liabilities	840,163	841,510

Shareholders' equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000;
Shares issued: 19,557,804 and 19,553,101, respectively;
Shares outstanding: 16,111,723 and 15,200,149, respectively	195	195
Additional paid-in capital	981,724	988,136
Retained earnings	561,746	454,358
Less: Common stock held in treasury, at cost: 3,446,081 shares and 4,352,952 shares, respectively	(314,656)	(356,297)
Accumulated other comprehensive loss	(1,179)	(894)
Total common shareholders' equity	1,227,830	1,085,498
Noncontrolling interests	187,943	213,975
Total shareholders' equity	1,415,773	1,299,473

Total liabilities and shareholders' equity	$2,255,936	$2,140,983
See Notes to the Consolidated Financial Statements
Piper Sandler Companies | 59

Piper Sandler Companies
Consolidated Statements of Operations

	Year Ended December 31,
(Amounts in thousands, except per share data)	2024	2023	2022
Revenues
Investment banking	$1,105,135	$923,812	$1,009,509
Institutional brokerage	401,442	377,539	405,267
Interest income	32,908	26,723	20,365
Investment income/(loss)	(7,890)	30,039	(23)
Total revenues	1,531,595	1,358,113	1,435,118
Interest expense	5,681	10,146	9,480
Net revenues	1,525,914	1,347,967	1,425,638

Non-interest expenses
Compensation and benefits	1,004,173	897,034	983,524
Outside services	55,756	51,754	53,189
Occupancy and equipment	66,530	64,356	64,252
Communications	54,917	52,718	50,565
Marketing and business development	42,239	37,734	42,849
Deal-related expenses	30,491	28,189	31,874
Trade execution and clearance	19,836	19,972	20,185
Restructuring and integration costs	2,586	7,749	11,440
Intangible asset amortization	10,288	19,440	15,375
Other operating expenses	20,686	46,435	18,016
Total non-interest expenses	1,307,502	1,225,381	1,291,269

Income before income tax expense	218,412	122,586	134,369
Income tax expense	60,972	23,613	33,189
Net income	157,440	98,973	101,180
Net income/(loss) attributable to noncontrolling interests	(23,674)	13,482	(9,494)
Net income attributable to Piper Sandler Companies	$181,114	$85,491	$110,674

Earnings per common share
Basic	$11.44	$5.72	$7.92
Diluted	$10.24	$4.96	$6.52

Dividends declared per common share	$3.50	$3.65	$6.90

Weighted average number of common shares outstanding
Basic	15,838	14,958	13,982
Diluted	17,695	17,224	16,965
See Notes to the Consolidated Financial Statements
Piper Sandler Companies | 60

Piper Sandler Companies
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(Amounts in thousands)	2024	2023	2022
Net income	$157,440	$98,973	$101,180
Other comprehensive income/(loss), net of tax — Foreign currency translation adjustment	(285)	1,605	(1,535)
Comprehensive income	157,155	100,578	99,645
Comprehensive income/(loss) attributable to noncontrolling interests	(23,674)	13,482	(9,494)
Comprehensive income attributable to Piper Sandler Companies	$180,829	$87,096	$109,139
See Notes to the Consolidated Financial Statements
Piper Sandler Companies | 61

Piper Sandler Companies
Consolidated Statements of Changes in Shareholders' Equity

						Accumulated	Total
	Common		Additional			Other	Common		Total
(Amounts in thousands,	Shares	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
except share amounts)	Outstanding	Stock	Capital	Earnings	Stock	Loss	Equity	Interests	Equity
Balance at December 31, 2021	14,129,519	$195	$925,387	$450,165	$(312,573)	$(964)	$1,062,210	$164,645	$1,226,855
Net income/(loss)	—	—	—	110,674	—	—	110,674	(9,494)	101,180
Dividends	—	—	—	(107,528)	—	—	(107,528)	—	(107,528)
Amortization/issuance of restricted stock (1)	—	—	176,645	—	—	—	176,645	—	176,645
Repurchase of common stock through share repurchase program	(1,245,221)	—	—	—	(161,811)	—	(161,811)	—	(161,811)
Issuance of treasury shares for restricted stock vestings	953,293	—	(58,254)	—	58,254	—	—	—	—
Repurchase of common stock from employees	(172,156)	—	—	—	(25,523)	—	(25,523)	—	(25,523)
Shares reserved/issued for director compensation	7,629	—	941	—	—	—	941	—	941
Other comprehensive loss	—	—	—	—	—	(1,535)	(1,535)	—	(1,535)
Fund capital contributions, net	—	—	—	—	—	—	—	44,804	44,804
Balance at December 31, 2022	13,673,064	$195	$1,044,719	$453,311	$(441,653)	$(2,499)	$1,054,073	$199,955	$1,254,028
Net income	—	—	—	85,491	—	—	85,491	13,482	98,973
Dividends	—	—	—	(84,444)	—	—	(84,444)	—	(84,444)
Amortization/issuance of restricted stock (1)	—	—	98,285	—	—	—	98,285	—	98,285
Issuance of treasury shares for restricted stock vestings	2,013,046	—	(156,036)	—	156,036	—	—	—	—
Repurchase of common stock from employees	(494,555)	—	—	—	(70,680)	—	(70,680)	—	(70,680)
Shares reserved/issued for director compensation	8,594	—	1,168	—	—	—	1,168	—	1,168
Other comprehensive income	—	—	—	—	—	1,605	1,605	—	1,605
Fund capital contributions, net	—	—	—	—	—	—	—	538	538
Balance at December 31, 2023	15,200,149	$195	$988,136	$454,358	$(356,297)	$(894)	$1,085,498	$213,975	$1,299,473
Net income/(loss)	—	—	—	181,114	—	—	181,114	(23,674)	157,440
Dividends	—	—	—	(73,726)	—	—	(73,726)	—	(73,726)
Amortization/issuance of restricted stock (1)	—	—	93,801	—	—	—	93,801	—	93,801
Issuance of treasury shares for options exercised	8,000	—	75	—	717	—	792	—	792
Issuance of treasury shares for restricted stock vestings	1,224,008	—	(105,384)	—	105,384	—	—	—	—
Issuance of treasury shares for acquisitions	21,835	—	4,016	—	1,966	—	5,982	—	5,982
Repurchase of common stock from employees	(346,972)	—	—	—	(66,426)	—	(66,426)	—	(66,426)
Shares reserved/issued for director compensation	4,703	—	1,080	—	—	—	1,080	—	1,080
Other comprehensive loss	—	—	—	—	—	(285)	(285)	—	(285)
Fund capital distributions, net	—	—	—	—	—	—	—	(2,358)	(2,358)
Balance at December 31, 2024	16,111,723	$195	$981,724	$561,746	$(314,656)	$(1,179)	$1,227,830	$187,943	$1,415,773
(1)Includes amortization of restricted stock issued in conjunction with the Company's acquisitions.
See Notes to the Consolidated Financial Statements
Piper Sandler Companies | 62

Piper Sandler Companies
Consolidated Statements of Cash Flows

	Year Ended December 31,
(Amounts in thousands)	2024	2023	2022
Operating Activities
Net income	$157,440	$98,973	$101,180
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization of fixed assets	16,783	17,932	15,639
Deferred income taxes	17,624	11,426	(32,802)
Stock-based compensation	103,363	93,768	131,203
Amortization of intangible assets	10,288	19,440	15,375
Amortization of forgivable loans	16,635	10,816	9,322
Decrease/(increase) in operating assets:
Receivables from brokers, dealers and clearing organizations	37,513	88,459	(43,392)
Net financial instruments and other inventory positions owned	(63,169)	(6,434)	(58,859)
Investments	16,086	(12,322)	(33,681)
Other assets	(66,171)	28,756	(5,216)
Increase/(decrease) in operating liabilities:
Payables to brokers, dealers and clearing organizations	4,883	(3,643)	(8,625)
Accrued compensation	56,604	(74,689)	(296,369)
Other liabilities and accrued expenses	5,376	3,147	(18,682)
Net cash provided by/(used in) operating activities	313,255	275,629	(224,907)

Investing Activities
Business acquisitions, net of cash acquired	(16,268)	—	(96,504)
Purchases of fixed assets, net	(15,498)	(10,051)	(30,600)
Net cash used in investing activities	(31,766)	(10,051)	(127,104)

Financing Activities
Net change in short-term financing	(37,342)	30,000	—
Repayment of long-term financing	—	(125,000)	—
Payment of contingent consideration	(1,550)	—	—
Payment of cash dividends	(73,726)	(84,444)	(107,528)
Increase/(decrease) in noncontrolling interests	(2,358)	538	44,804
Repurchase of common stock	(66,426)	(70,680)	(187,334)
Proceeds from stock option exercises	792	—	—
Net cash used in financing activities	(180,610)	(249,586)	(250,058)

Currency adjustment:
Effect of exchange rate changes on cash	(1,143)	1,482	(3,272)

Net increase/(decrease) in cash and cash equivalents	99,736	17,474	(605,341)

Cash and cash equivalents at beginning of year	383,098	365,624	970,965
Cash and cash equivalents at end of year	$482,834	$383,098	$365,624

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$5,691	$10,163	$9,481
Income taxes	$10,907	$19,446	$85,428
See Notes to the Consolidated Financial Statements
Piper Sandler Companies | 63

Piper Sandler Companies
Notes to the Consolidated Financial Statements

Piper Sandler Companies | 64

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

NOTE 1 | ORGANIZATION AND BASIS OF PRESENTATION
Organization
Piper Sandler Companies is the parent company of Piper Sandler & Co., a securities broker dealer and investment banking firm; Piper Sandler Ltd., a firm providing securities brokerage and mergers and acquisitions services in the United Kingdom ("U.K."); Piper Sandler Investment Group Inc., PSC Capital Management LLC, PSC Capital Management II LLC and PSC Capital Management III LLC, entities providing alternative asset management services; Piper Sandler Hedging Services, LLC, an entity that assists clients with hedging strategies; Piper Sandler Financial Products II Inc., an entity that facilitates derivative transactions; and other immaterial subsidiaries.

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
Piper Sandler Companies | 65

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

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

Piper Sandler Companies | 66

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

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

Investments
The Company's investments include equity investments in private companies and partnerships, as well as mutual funds related to deferred compensation plans. Equity investments in private companies and mutual funds related to deferred compensation plans are accounted for at fair value. Investments in partnerships are accounted for under the equity method, which is generally the net asset value.

Fixed Assets
Fixed assets include furniture and equipment, software, and leasehold improvements. Furniture and equipment and software are depreciated using the straight-line method over estimated useful lives of three to ten years. Leasehold improvements are amortized over 15 years or the life of the lease, whichever is shorter.

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

At December 31, 2024, intangible assets with determinable lives consisted of customer relationships that are amortized over their original estimated useful lives ranging from one to eight years. The pattern of amortization reflects the timing of the realization of the economic benefits of such intangible assets. Indefinite-lived intangible assets, which are not amortized, are evaluated for impairment annually, at a minimum, or on an interim basis if events or circumstances indicate a possible inability to realize the carrying amount.
Other Assets
Other assets include receivables and prepaid expenses. Receivables primarily include installment fee receivables, fee receivables and loans made to employees, typically in connection with their recruitment. Installment fee receivables are related to the Company's private fund placement services and are generally paid in installments over a period of two to four years. Employee loans are forgiven based on continued employment and are amortized to compensation and benefits expense using the straight-line method over the respective terms of the loans, which generally range from one to five years.

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

The Company's advisory fees generally consist of a nonrefundable up-front fee and a success fee. The nonrefundable fee is recorded as deferred revenue upon receipt and recognized at a point in time when the performance obligation is satisfied, or when the transaction is deemed by management to be terminated. Management's judgment is required in determining when a transaction is considered to be terminated. Certain engagements, such as restructuring advisory fees, consist of services provided on an ongoing basis, and are recognized over time as the performance obligation is satisfied. Fees related to the private fund placement services are recognized at a point in time as the performance obligation is satisfied upon the closing date of the committed capital.

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

Institutional Brokerage
Institutional brokerage revenues include (i) commissions received from customers for the execution of brokerage transactions in listed and over-the-counter ("OTC") equity, fixed income and convertible debt securities, which are recognized at a point in time on the trade date because the customer has obtained the rights to the underlying security provided by the trade execution service, (ii) trading gains and losses, recorded based on changes in the fair value of long and short security positions in the reporting period, and (iii) fees received by the Company for research services and corporate access offerings. The Company permits institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as commission share agreements or "soft dollar" arrangements. As the Company is not acting as a principal in satisfying the performance obligation for these arrangements, expenses relating to soft dollars are netted against commission revenues and included in other liabilities and accrued expenses on the consolidated statements of financial condition.

Interest Revenue and Expense
The Company nets interest expense within net revenues to mitigate the effects of fluctuations in interest rates on the Company's consolidated statements of operations. The Company recognizes contractual interest on financial instruments owned and financial instruments sold, but not yet purchased (excluding derivative instruments) on an accrual basis as a component of interest revenue and expense. The Company recognizes contractual interest on installment fee receivables on an accrual basis as interest income. The Company accounts for interest related to its short-term and long-term financing arrangements on an accrual basis with related interest recorded as interest expense.

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

See Note 17 for revenues from contracts with customers disaggregated by major business activity.

Stock-Based Compensation
FASB Accounting Standards Codification Topic 718, "Compensation – Stock Compensation," ("ASC 718") requires all stock-based compensation to be expensed on the consolidated statements of operations based on the grant date fair value of the award. Compensation expense related to stock-based awards that do not require future service are recognized in the year in which the awards were deemed to be earned. Stock-based awards that require future service are amortized over the relevant service period. Forfeitures of awards with service conditions are accounted for when they occur. See Note 18 for additional information on the Company's accounting for stock-based compensation.

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

Earnings Per Share ("EPS")
Basic earnings per common share is computed by dividing net income attributable to Piper Sandler Companies by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive stock options, restricted stock units and restricted shares. The Company uses the treasury stock method to calculate diluted earnings per common share. See Note 22 for additional information on the Company's calculation of EPS.

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
Notes to the Consolidated Financial Statements – Continued

NOTE 3 | RECENT ACCOUNTING PRONOUNCEMENTS
Adoption of New Applicable Accounting Standards
Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-07, "Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). This guidance improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 became effective for the Company's 2024 Form 10-K. See Note 17 for the applicable financial statement disclosures.

Future Adoption of New Applicable Accounting Standards
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

Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU No. 2024-03, "Disaggregation of Income Statement Expenses" ("ASU 2024-03"). This guidance enhances the disclosure of income statement expenses by requiring disaggregated information about certain income statement expense line items. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently assessing the impact of ASU 2024-03 on its financial statement disclosures.

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

2024 Acquisition
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

The equity consideration of $6.0 million consisted of 21,835 shares, which vested immediately and were not subject to service requirements. The contingently returnable consideration of $4.1 million represents the fair value of consideration that is contingently returnable to the Company if certain revenue thresholds are not achieved during the performance period ended December 31, 2024. The equity consideration and contingently returnable consideration were included in the purchase price in addition to the cash consideration of $23.9 million and contingent consideration, which was immaterial based on the acquisition date fair value. The net assets acquired by the Company of $34.8 million are described below.

Piper Sandler Companies | 71

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The compensation obligations of $35.7 million include existing deferred compensation obligations of Aviditi Advisors that were assumed by the Company on the acquisition date and acquisition-related arrangements entered into with certain employees for retention purposes. These compensation obligations consisted of restricted stock ($11.8 million), restricted mutual fund shares of investment funds ($8.6 million), restricted cash ($5.3 million) and forgivable loans ($10.0 million). As employees must fulfill service requirements in exchange for the rights to the restricted shares, restricted mutual fund shares and restricted cash, compensation expense will be amortized on a straight-line basis over the requisite service period. See Note 18 for further discussion on the restricted shares and restricted mutual fund shares. The restricted cash will generally vest in quarterly installments through the first quarter of 2028. The loans will be forgiven, so long as the applicable employees remain continuously employed for the loan term of three to five years. Compensation expense will be amortized on a straight-line basis over the loan term.

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

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition:

(Amounts in thousands)
Assets
Cash and cash equivalents	$11,717
Right-of-use lease assets	1,898
Goodwill	10,264
Intangible assets	1,595
Other assets (1)	43,211
Total assets acquired	68,685

Liabilities
Short-term financing (2)	17,342
Accrued compensation	12,898
Accrued lease liabilities	1,898
Other liabilities and accrued expenses	1,794
Total liabilities assumed	33,932

Net assets acquired	$34,753
(1)Primarily consists of installment fee receivables, as discussed in Note 12.
(2)Amount was immediately repaid in full on August 23, 2024. See Note 13 for further information.

The Company recorded $10.3 million of goodwill on the consolidated statements of financial condition, all of which is expected to be deductible for income tax purposes. The final goodwill recorded on the Company's consolidated statements of financial condition may differ from that reflected herein as a result of measurement period adjustments. In management's opinion, the goodwill represents the reputation and operating expertise of Aviditi Advisors. Identifiable intangible asset purchased by the Company consisted of customer relationships with an acquisition date fair value of $1.6 million.

Integration costs of $2.5 million were incurred for the year ended December 31, 2024, and are included in restructuring and integration costs on the consolidated statements of operations.

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

The purchase price of $66.3 million consisted of cash consideration of $64.6 million and contingent consideration of $1.7 million, as detailed in the net assets acquired table below. As part of the acquisition, the Company granted 368,957 restricted shares valued at $39.9 million on the acquisition date. The restricted shares are subject to graded vesting, beginning on the second anniversary of the acquisition date, so long as the applicable employee remains continuously employed by the Company for such period. Compensation expense is amortized on a straight-line basis over the requisite service period of five years. As discussed in Note 18, the Company also entered into acquisition-related compensation arrangements with certain employees of $17.4 million in restricted stock for retention purposes. These restricted shares are subject to ratable vesting and employees must fulfill service requirements in exchange for the rights to the restricted shares. Compensation expense is amortized on a straight-line basis over the requisite service period (a weighted average service period of 4.9 years). As both restricted share grants compensate employees for future services, the value of the shares was not part of the purchase price.

Additional cash of up to $25.0 million was available to be earned (the "DBO Earnout") if a net revenue target was achieved during the performance period from January 1, 2023 to December 31, 2024. Of the total amount, up to $20.0 million was available to be earned by former partners with no service requirements. The Company recorded a $1.7 million liability as of the acquisition date for the fair value of this contingent consideration, which was included in the purchase price. Adjustments to this liability after the acquisition date are recorded as non-compensation expense on the consolidated statements of operations. As of December 31, 2024, the portion of the DBO Earnout with no service requirements was not earned. As a result, the Company has no accrual recorded related to this additional cash payment. For the year ended December 31, 2023, the Company recorded a $1.7 million reversal of other operating expenses related to this additional cash payment. The remaining $5.0 million was available to be earned by certain employees, whom are now employees of the Company, in exchange for service requirements. As this amount compensates employees for future services, the value was not part of the purchase price. As of December 31, 2024, the portion of the DBO Earnout with service requirements was not earned and therefore the Company has no accrual recorded related to this additional cash payment.

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

Integration costs of $1.5 million were incurred for the year ended December 31, 2022, and are included in restructuring and integration costs on the consolidated statements of operations.

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

The Company also entered into acquisition-related compensation arrangements with certain employees of $10.7 million, which consisted of restricted stock ($7.5 million) and forgivable loans ($3.2 million), for retention purposes. As employees must fulfill service requirements in exchange for the rights to the restricted shares, compensation expense is amortized on a straight-line basis over the requisite service period (a weighted average service period of 3.4 years). See Note 18 for further discussion. The loans will be forgiven, so long as the applicable employee remains continuously employed for the loan term. Compensation expense is amortized on a straight-line basis over the respective loan term (a weighted average period of 3.6 years).

Piper Sandler Companies | 74

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Additional cash of up to $27.8 million was available to be earned based on achieving a net revenue target during the performance period from July 1, 2022 to December 31, 2023. Of the total amount, up to $6.0 million was available to be earned by Cornerstone Macro's equity owners with no service requirements. The Company paid $6.0 million related to this additional cash payment in 2024. As of the acquisition date, the Company recorded a $1.6 million liability for the fair value of this contingent consideration, which was included in the purchase price. Adjustments to this liability after the acquisition date are recorded as non-compensation expense on the consolidated statements of operations. The Company recorded $4.4 million in other operating expenses related to this additional cash payment for the year ended December 31, 2022. The remaining amount may be earned by the equity owners, whom are now employees of the Company, and certain employees in exchange for service requirements. As this amount compensates employees for future services, the value was not part of the purchase price. Amounts estimated to be payable, if any, will be recorded as compensation expense on the consolidated statements of operations over the requisite service period, and will be paid by June 30, 2025 and June 30, 2026. As of December 31, 2024, the Company expects $5.5 million will be earned and has accrued $3.8 million related to these additional cash payments. Compensation expense related to these additional cash payments was $1.9 million for the years ended December 31, 2024 and 2022, and was immaterial for the year ended December 31, 2023.

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

Integration costs of $1.1 million were incurred for the year ended December 31, 2022, and are included in restructuring and integration costs on the consolidated statements of operations.

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

Pro Forma Financial Information
The results of operations of Aviditi Advisors, DBO Partners, Stamford Partners and Cornerstone Macro have been included in the Company's consolidated financial statements prospectively beginning on the respective acquisition dates. The acquisitions have been fully integrated with the Company's existing operations. Accordingly, post-acquisition revenues and net income are not discernible. The following unaudited pro forma financial data is presented on a combined basis and includes DBO Partners and Cornerstone Macro. Pro forma financial information for Aviditi Advisors is not presented as the impact to the Company's historical results is not material. Pro forma financial information for Stamford Partners is not presented as the acquisition is not material.
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

Year Ended
(Amounts in thousands)	December 31, 2022
Net revenues	$1,493,620
Net income attributable to Piper Sandler Companies	109,043

NOTE 5 | RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

	December 31,	December 31,
(Amounts in thousands)	2024	2023
Receivables from brokers, dealers and clearing organizations
Receivable from clearing organizations	$154,409	$202,143
Receivable from brokers and dealers	20,082	9,861
Total receivables from brokers, dealers and clearing organizations	$174,491	$212,004

Payables to brokers, dealers and clearing organizations
Payable to brokers and dealers	$5,862	$979
Total payables to brokers, dealers and clearing organizations	$5,862	$979

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

U.S. Government Agency Securities
U.S. government agency securities include agency debt bonds, mortgage bonds and Small Business Administration ("SBA") loans. Agency debt bonds are valued by using either direct price quotes or price quotes for comparable bond securities and are categorized as Level II. Mortgage bonds include bonds secured by mortgages, mortgage pass-through securities, agency collateralized mortgage-obligation ("CMO") securities and agency interest-only securities. Mortgage pass-through securities, CMO securities and interest-only securities are valued using recently executed observable trades or other observable inputs, such as prepayment speeds and therefore are generally categorized as Level II. Mortgage bonds are valued using observable market inputs, such as market yields on spreads over U.S. treasury securities, or models based upon prepayment expectations and are categorized as Level II. The Company purchases the guaranteed portions of SBA loans, which are aggregated into pools for securitization and sold in the secondary market. Prior to securitization, the SBA loans are valued using third-party price quotations. The securitized pools of SBA loans are valued using direct price quotations or price quotations for comparable securities and are generally categorized as Level II.

U.S. Government Securities
U.S. government securities include highly liquid U.S. treasury securities which are generally valued using quoted market prices and therefore are categorized as Level I. The Company does not transact in securities of countries other than the U.S. government.

Derivative Contracts
Derivative contracts include interest rate swaps, interest rate locks, U.S. treasury bond futures, and equity option contracts. These instruments derive their value from underlying assets, reference rates, indices or a combination of these factors. The majority of the Company's interest rate derivative contracts, including both interest rate swaps and interest rate locks, are valued using market standard pricing models based on the net present value of estimated future cash flows. The valuation models used do not involve material subjectivity as the methodologies do not entail significant judgment and the pricing inputs are market observable, including contractual terms, yield curves and measures of volatility. These instruments are classified as Level II within the fair value hierarchy. Certain interest rate locks transact in less active markets and are valued using valuation models that include the previously mentioned observable inputs and certain unobservable inputs that require significant judgment, such as the premium over the Municipal Market Data ("MMD") curve. These instruments are classified as Level III.

Investments
The Company's investments valued at fair value include equity investments in private companies and mutual funds related to deferred compensation plans. Investments in private companies are valued based on an assessment of each underlying security, considering rounds of financing, the financial condition and operating results of the private company, third-party transactions and market-based information, including comparable company transactions, trading multiples (e.g., multiples of revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA")), discounted cash flow analyses and changes in market outlook, among other factors. These securities are categorized based on the lowest level of input that is significant to the fair value measurement. Certain underlying securities, as well as investments in mutual funds, are valued based on quoted prices from the exchange for identical assets as of the period-end date. To the extent these securities are actively traded and valuation adjustments are not applied, they are categorized as Level I. See Note 18 for additional information about the Company's deferred compensation plans.

Piper Sandler Companies | 78

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The following table summarizes the valuation of the Company's financial instruments by pricing observability levels defined in ASC 820 as of December 31, 2024:

				Counterparty
				and Cash
				Collateral
(Amounts in thousands)	Level I	Level II	Level III	Netting (1)	Total
Assets
Financial instruments and other inventory positions owned:
Corporate securities:
Convertible securities	$—	$136,176	$—	$—	$136,176
Equity securities	2	—	—	—	2
Fixed income securities	—	1,583	—	—	1,583
Municipal securities:
Taxable securities	—	21,171	—	—	21,171
Tax-exempt securities	—	126,672	273	—	126,945
Short-term securities	—	1,075	—	—	1,075
Asset-backed securities	—	50,188	—	—	50,188
U.S. government agency securities	—	78,256	—	—	78,256
U.S. government securities	4,633	—	—	—	4,633
Derivative contracts	—	10,185	1,819	(6,305)	5,699
Total financial instruments and other inventory positions owned	4,635	425,306	2,092	(6,305)	425,728

Cash equivalents	446,844	—	—	—	446,844
Investments at fair value (2)	90,348	—	176,970	—	267,318
Total assets	$541,827	$425,306	$179,062	$(6,305)	$1,139,890

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$19,740	$—	$—	$—	$19,740
Fixed income securities	—	614	—	—	614
U.S. government securities	54,249	—	—	—	54,249
Derivative contracts	—	8,080	991	(6,692)	2,379
Total financial instruments and other inventory positions sold, but not yet purchased	$73,989	$8,694	$991	$(6,692)	$76,982
(1)Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.
(2)Includes noncontrolling interests of $187.6 million attributable to unrelated third-party ownership in consolidated alternative asset management funds, of which $136.3 million is classified as Level III.

Piper Sandler Companies | 79

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The following table summarizes the valuation of the Company's financial instruments by pricing observability levels defined in ASC 820 as of December 31, 2023:

				Counterparty
				and Cash
				Collateral
(Amounts in thousands)	Level I	Level II	Level III	Netting (1)	Total
Assets
Financial instruments and other inventory positions owned:
Corporate securities:
Convertible securities	$—	$131,375	$—	$—	$131,375
Equity securities	388	—	—	—	388
Fixed income securities	—	1,645	—	—	1,645
Municipal securities:
Taxable securities	—	25,744	—	—	25,744
Tax-exempt securities	—	135,886	2,869	—	138,755
Short-term securities	—	7,122	—	—	7,122
Asset-backed securities	—	8,149	—	—	8,149
U.S. government agency securities	—	104,418	—	—	104,418
U.S. government securities	5,895	—	—	—	5,895
Derivative contracts	—	52,611	5,834	(47,379)	11,066
Total financial instruments and other inventory positions owned	6,283	466,950	8,703	(47,379)	434,557

Cash equivalents	343,856	—	—	—	343,856
Investments at fair value (2)	61,601	—	224,280	—	285,881
Total assets	$411,740	$466,950	$232,983	$(47,379)	$1,064,294

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$53,857	$—	$—	$—	$53,857
Fixed income securities	—	2,230	—	—	2,230
U.S. government agency securities	—	48,268	—	—	48,268
U.S. government securities	40,437	—	—	—	40,437
Derivative contracts	—	47,032	7,962	(50,806)	4,188
Total financial instruments and other inventory positions sold, but not yet purchased	$94,294	$97,530	$7,962	$(50,806)	$148,980
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

Piper Sandler Companies | 80

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

At December 31, 2024, the Company's Level I investments at fair value included $42.8 million of equity securities subject to contractual sale restrictions, of which $24.1 million will expire in the first quarter of 2025. The contractual sale restrictions on the remaining $18.7 million of equity securities are in effect during certain trading windows.

The following table summarizes the changes in fair value associated with Level III financial instruments held at the beginning or end of the periods presented:

	Level III
	Assets			Liabilities
(Amounts in thousands)	Tax-Exempt Municipal Securities	Derivative Contracts	Investments at Fair Value	Derivative Contracts
Balance at December 31, 2022	$3,887	$4,756	$191,845	$1,082
Purchases	—	—	45,954	—
Sales	—	—	(33,731)	—
Settlements	—	(2,443)	—	(1,373)
Transfers in	—	—	—	—
Transfers out (1)	—	—	(19,810)	—
Total realized and unrealized gains/(losses)	(1,018)	3,521	40,022	8,253
Balance at December 31, 2023	$2,869	$5,834	$224,280	$7,962
Purchases	—	—	38,378	—
Sales	(1,901)	—	(41,042)	—
Settlements	—	(4,097)	—	(6,191)
Transfers in	—	—	—	—
Transfers out (1)	—	—	(48,546)	—
Total realized and unrealized gains/(losses)	(695)	82	3,900	(780)
Balance at December 31, 2024	$273	$1,819	$176,970	$991

Unrealized gains/(losses) for assets/liabilities held at:
December 31, 2023	$(1,018)	$5,834	$28,007	$7,962
December 31, 2024	$6	$1,819	$(28,420)	$991
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
Piper Sandler Companies | 81

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company's Level III financial instruments as of December 31, 2024:

	Valuation			Weighted
	Technique	Unobservable Input	Range	Average (1)
Assets
Tax-exempt municipal securities	Discounted cash flow	Expected recovery rate (% of par) (3)	0 - 25%	13.4%
Derivative contracts	Discounted cash flow	Premium over the MMD curve in basis points ("bps") (3)	1 - 45 bps	19.6 bps
Investments at fair value (2)	Market approach	Revenue multiple (3)	2 - 10 times	6.3 times
		EBITDA multiple (3)	11 - 13 times	12.3 times
		Market comparable valuation multiple (3)	1 - 2 times	1.1 times
	Discounted cash flow	Discount rate (4)	16 - 25%	19.4%

Liabilities
Derivative contracts	Discounted cash flow	Premium over the MMD curve in bps (4)	0 - 21 bps	12.6 bps
(1)Unobservable inputs were weighted by the relative fair value of the financial instruments.
(2)As of December 31, 2024, the Company had $177.0 million of Level III investments at fair value, of which $60.0 million was valued based on a recent round of independent financing.
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
Piper Sandler Companies | 82

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

NOTE 7 | FINANCIAL INSTRUMENTS AND OTHER INVENTORY POSITIONS

	December 31,	December 31,
(Amounts in thousands)	2024	2023
Financial instruments and other inventory positions owned
Corporate securities:
Convertible securities	$136,176	$131,375
Equity securities	2	388
Fixed income securities	1,583	1,645
Municipal securities:
Taxable securities	21,171	25,744
Tax-exempt securities	126,945	138,755
Short-term securities	1,075	7,122
Asset-backed securities	50,188	8,149
U.S. government agency securities	78,256	104,418
U.S. government securities	4,633	5,895
Derivative contracts	5,699	11,066
Total financial instruments and other inventory positions owned	$425,728	$434,557

Financial instruments and other inventory positions sold, but not yet purchased
Corporate securities:
Equity securities	$19,740	$53,857
Fixed income securities	614	2,230
U.S. government agency securities	—	48,268
U.S. government securities	54,249	40,437
Derivative contracts	2,379	4,188
Total financial instruments and other inventory positions sold, but not yet purchased	$76,982	$148,980

At December 31, 2024 and 2023, financial instruments and other inventory positions owned in the amount of $74.6 million and $92.8 million, respectively, had been pledged as collateral for short-term financing arrangements.

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

Piper Sandler Companies | 83

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Trading Securities Derivatives
The Company enters into interest rate derivative contracts and uses U.S. treasury bond futures and options to hedge interest rate and market value risks primarily associated with its fixed income securities. These instruments use rates based upon the MMD index. The Company also enters into equity option contracts to hedge market value risk associated with its convertible securities. The Company may enter into credit default swap contracts to hedge credit spread risk associated with the debt instruments held in our trading inventory. These instruments use rates based upon the Credit Default Swap Index ("CDX").

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

	December 31, 2024			December 31, 2023
(Amounts in thousands)	Derivative	Derivative	Notional	Derivative	Derivative	Notional
Derivative Category	Assets (1)	Liabilities (2)	Amount	Assets (1)	Liabilities (2)	Amount
Interest rate:
Customer matched-book	$10,906	$8,629	$393,860	$54,676	$49,293	$1,356,924
Trading securities	1,098	442	171,333	3,769	5,701	196,250
	$12,004	$9,071	$565,193	$58,445	$54,994	$1,553,174
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

(Amounts in thousands)		Year Ended December 31,
Derivative Category	Operations Category	2024	2023	2022
Interest rate derivative contract	Investment banking	$(3,361)	$(426)	$(1,317)
Interest rate derivative contract	Institutional brokerage	2,963	(5,790)	4,848
		$(398)	$(6,216)	$3,531

Credit risk associated with the Company's derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company's derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company's financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The Company's derivative contracts are generally collateralized by its counterparties, who are major financial institutions. As of December 31, 2024, the Company had $4.4 million of uncollateralized credit exposure with three counterparties (notional contract amount of $75.7 million), including $3.8 million of uncollateralized credit exposure with one counterparty.

Piper Sandler Companies | 84

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

NOTE 8 | INVESTMENTS

	December 31,	December 31,
(Amounts in thousands)	2024	2023
Investments at fair value	$267,318	$285,881
Investments at cost	281	281
Investments accounted for under the equity method	14,363	11,886
Total investments	281,962	298,048
Less: Investments attributable to noncontrolling interests (1)	(187,624)	(211,096)
Total investments attributable to Piper Sandler Companies	$94,338	$86,952
(1)Noncontrolling interests are attributable to unrelated third-party ownership in consolidated alternative asset management funds.

At December 31, 2024, investments carried on a cost basis had an estimated fair market value of $0.3 million. Because valuation estimates were based upon management's judgment, investments carried at cost would be categorized as Level III assets in the fair value hierarchy, if they were carried at fair value.

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

	December 31,	December 31,
(Amounts in thousands)	2024	2023
Assets
Cash and cash equivalents	$10,078	$6,994
Investments	236,138	266,508
Other assets	1,099	37
Total assets	$247,315	$273,539

Liabilities
Other liabilities and accrued expenses	$12,166	$4,857
Total liabilities	$12,166	$4,857

The Company has investments in a grantor trust which was established as part of a nonqualified deferred compensation plan. The Company is the primary beneficiary of the grantor trust. Accordingly, the assets and liabilities of the grantor trust are consolidated by the Company on the consolidated statements of financial condition. See Note 18 for additional information on the Company's nonqualified deferred compensation plan.

Nonconsolidated VIEs
The Company determined it is not the primary beneficiary of certain VIEs and, accordingly, does not consolidate them. These VIEs had net assets approximating $1.09 billion at December 31, 2024 and 2023. The Company's exposure to loss from these VIEs is $14.8 million, which is the carrying value of its capital contributions recorded in investments on the consolidated statements of financial condition at December 31, 2024. The Company had no liabilities related to these VIEs at December 31, 2024 and 2023. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of December 31, 2024.

NOTE 10 | FIXED ASSETS

	December 31,	December 31,
(Amounts in thousands)	2024	2023
Furniture and equipment	$62,908	$55,534
Leasehold improvements	89,519	83,587
Software	13,917	13,027
Total fixed assets	166,344	152,148
Accumulated depreciation and amortization	(106,944)	(91,378)
Fixed assets, net of accumulated depreciation and amortization	$59,400	$60,770

For the years ended December 31, 2024, 2023 and 2022, depreciation and amortization of furniture and equipment, leasehold improvements and software totaled $16.8 million, $17.9 million and $15.6 million, respectively, and are included in occupancy and equipment expense on the consolidated statements of operations.

Piper Sandler Companies | 86

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

NOTE 11 | GOODWILL AND INTANGIBLE ASSETS

(Amounts in thousands)
Goodwill
Balance at December 31, 2022	$301,151
Goodwill acquired	—
Measurement period adjustments	609
Balance at December 31, 2023	$301,760
Goodwill acquired	10,264
Balance at December 31, 2024	$312,024

Intangible assets
Balance at December 31, 2022	$135,637
Intangible assets acquired	—
Amortization of intangible assets	(19,440)
Balance at December 31, 2023	$116,197
Intangible assets acquired	1,595
Amortization of intangible assets	(10,288)
Balance at December 31, 2024	$107,504

As discussed in Note 4, the addition of goodwill and intangible assets during the year ended December 31, 2024 related to the acquisition of Aviditi Advisors. Management identified $1.6 million of customer relationship intangible assets, which are being amortized over a weighted average life of 0.8 years. In 2023, the Company recorded a measurement period adjustment to increase the value of the contingent consideration and goodwill related to the acquisition of DBO Partners. The Company also recorded a measurement period adjustment related to Stamford Partners in 2023, which resulted in an increase to goodwill.

At December 31, 2024, intangible assets with determinable lives consisted of customer relationships. The following table summarizes the future aggregate amortization expense of the Company's intangible assets with determinable lives:

(Amounts in thousands)
2025	$8,639
2026	7,253
2027	3,480
2028	2,191
2029	541
Total	$22,104

Indefinite-lived intangible assets of $85.4 million consist of a trade name, which is not subject to amortization.

The Company performed its annual impairment testing as of October 31, which resulted in no impairment related to goodwill or indefinite-lived intangible assets in 2024, 2023 and 2022.

Piper Sandler Companies | 87

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

NOTE 12 | OTHER ASSETS

	December 31,	December 31,
(Amounts in thousands)	2024	2023
Installment fee receivables	$43,993	$—
Fee receivables	53,189	27,765
Forgivable employee loans	45,526	15,771
Prepaid expenses	26,478	22,396
Income tax receivables	—	5,939
Other	14,606	14,084
Total other assets	$183,792	$85,955

The Company's installment fee receivables and forgivable employee loans are carried at amortized cost, which approximates fair value, and would be categorized as Level II assets in the fair value hierarchy if they were carried at fair value.

The Company estimates the allowance for credit losses using relevant available information from internal and external sources relating to historical credit loss experience, current economic conditions and reasonable and supportable forecasts that could potentially affect the collectibility of the reported amounts. The allowance for credit losses was immaterial at December 31, 2024 and 2023.

NOTE 13 | SHORT-TERM FINANCING
Unsecured Revolving Credit Facility
The Company has an unsecured $120 million revolving credit facility with U.S. Bank N.A. The credit agreement will terminate on December 20, 2027, unless otherwise terminated. The interest rate is variable and based on either the federal funds rate or prime rate plus an applicable margin. This credit facility includes customary events of default and covenants that, among other things, require the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital of $120 million, limit the Company's leverage ratio, require maintenance of a minimum ratio of operating cash flow to fixed charges, and impose certain limitations on the Company's ability to make acquisitions and make payments on its capital stock. At December 31, 2024, there were $10.0 million of advances against this credit facility, with a weighted average interest rate of 6.33 percent. At December 31, 2023, there were $30.0 million of advances against this credit facility, with a weighted average interest rate of 7.33 percent.

Secured Revolving Credit Facility
On August 23, 2024, the Company entered into a $30 million revolving credit facility with Cadence Bank. Advances under this facility are secured by certain installment fee receivables. The credit agreement will terminate on August 23, 2027, unless otherwise terminated. The interest rate is variable and based on either the federal funds rate, prime rate, or SOFR plus an applicable margin. This credit facility includes customary events of default and covenants that, among other things, require the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital of $120 million, limit the Company's leverage ratio, require maintenance of a minimum fixed charge coverage ratio, and impose certain limitations on the Company's ability to make acquisitions and make payments on its capital stock. At December 31, 2024, the Company had no advances against this credit facility.

Committed Line
The Company elected not to renew its one-year $50 million committed revolving secured credit facility with U.S. Bank N.A., which terminated on December 6, 2024. At December 31, 2023, the Company had no advances against this line of credit.

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
Piper Sandler Companies | 88

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

NOTE 14 | LEASES
The Company leases office space throughout the U.S. and in a limited number of foreign countries where its international operations reside. Aggregate minimum lease payments on an undiscounted basis for the Company's operating leases and a reconciliation to accrued lease liabilities included on the consolidated statements of financial condition as of December 31, 2024 were as follows:

(Amounts in thousands)
2025	$27,521
2026	25,751
2027	21,530
2028	13,387
2029	11,051
Thereafter	20,417
Total operating lease payments	119,657
Less: Present value discount	(30,838)
Total accrued lease liabilities	$88,819

The following table summarizes the Company's operating lease costs and sublease income:

	Year Ended December 31,
(Amounts in millions)	2024	2023	2022
Operating lease costs	$22.6	$21.9	$24.3
Operating lease costs related to short-term leases	0.6	0.5	1.3
Sublease income	0.2	0.2	0.4

At December 31, 2024, the weighted average remaining lease term for operating leases was 5.3 years and the weighted average discount rate was 5.0 percent.

In December 2022, the Company entered into a lease agreement for its future corporate headquarters location in Minneapolis, Minnesota. As the Company took possession of the space in January 2025, no ROU lease asset or accrued lease liability is recorded in the consolidated statements of financial condition as of December 31, 2024. The Company's contractual rent commitment over the 15-year lease term is $58.1 million.

NOTE 15 | CONTINGENCIES, COMMITMENTS AND GUARANTEES
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

The Company settled investigations by the Securities and Exchange Commission ("SEC") and the Commodity Futures Trading Commission (the "CFTC") regarding compliance with recordkeeping requirements for business-related communications sent over unapproved electronic messaging channels in the third quarter of 2024. The settlement with the SEC included a civil penalty of $14.0 million and the settlement with the CFTC included a civil penalty of $2.0 million. The Company had previously accrued $16.0 million as estimated civil penalties related to these investigations. The Company recorded a $4.0 million reversal of other operating expenses for the year ended December 31, 2024, and $20.0 million in other operating expenses for the year ended December 31, 2023 related to these investigations.

If during any period a potential adverse contingency becomes probable or is resolved for an amount in excess of the established accrual, the results of operations and cash flows in that period and the financial condition as of the end of that period could be materially adversely affected. In addition, there can be no assurance that material losses will not be incurred from claims that have not yet been brought to the Company's attention or are not yet determined to be reasonably possible. Reasonably possible losses in excess of amounts accrued at December 31, 2024 are not material.

Litigation-related accrual activity included a $2.2 million reversal of other operating expenses for the year ended December 31, 2024, $20.2 million in other operating expenses for the year ended December 31, 2023 and immaterial other operating expenses for the year ended December 31, 2022.

Investment Commitments
As of December 31, 2024, the Company had commitments to invest $72.7 million in limited partnerships or limited liability companies that make direct or indirect equity or debt investments in companies.

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

NOTE 16 | SHAREHOLDERS' EQUITY
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

In 2024, the Company declared and paid quarterly cash dividends on its common stock, aggregating $2.50 per share, and a special cash dividend on its common stock related to fiscal year 2023 results of $1.00 per share. Total dividends paid, including accrued forfeitable dividends paid on restricted stock vestings, were $73.7 million for the year ended December 31, 2024.

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

On January 31, 2025, the board of directors declared both a quarterly and a special cash dividend on its common stock of $0.65 and $3.00 per share, respectively, to be paid on March 14, 2025, to shareholders of record as of the close of business on March 4, 2025. The special cash dividend relates to the Company's fiscal year 2024 results.

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

The following table summarizes the repurchase programs authorized by the Company's board of directors:

Effective Date	Authorized Amount	Expiration Date
February 5, 2025	$150.0 million	December 31, 2026
May 6, 2022	$150.0 million	December 31, 2024
January 1, 2022	$150.0 million	December 31, 2023

Piper Sandler Companies | 91

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The following table summarizes the Company's share repurchase activity:

	Year Ended December 31,
	2024	2023	2022
Shares repurchased pursuant to repurchase authorizations
Common shares repurchased	—	—	1,245,221
Aggregate purchase price (in millions)	$—	$—	$161.8
Average price per share	$—	$—	$129.95

Shares repurchased from employees related to employment tax obligations
Common shares repurchased	346,972	494,555	172,156
Aggregate purchase price (in millions)	$66.4	$70.7	$25.5
Average price per share	$191.44	$142.92	$148.25

Issuance of Shares
The Company issues common shares out of treasury stock as a result of employee restricted share vesting and exercise transactions as discussed in Note 18. During the years ended December 31, 2024, 2023 and 2022, the Company issued 1,224,008 shares, 2,013,046 shares and 953,293 shares, respectively, related to these obligations. During the year ended December 31, 2024, the Company also issued 21,835 common shares out of treasury stock for equity consideration related to the acquisition of Aviditi Advisors, as discussed in Note 4.

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

Piper Sandler Companies | 92

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

NOTE 17 | BUSINESS SEGMENT AND REVENUES INFORMATION
The Company's activities as an investment bank and institutional securities firm constitute a single business segment. Revenues for the Company are derived from investment banking services and institutional sales, trading and research services. The Company is organized as one reportable segment in order to maximize the value provided to clients by leveraging the diversified expertise and broad relationships of its experienced professionals across the Company. Substantially all of the Company's net revenues and long-lived assets are located in the U.S. The accounting policies for the reportable segment are the same as those described in Note 2.

The Company's chief operating decision maker ("CODM") is the chief executive officer. The CODM, who manages business activities on a consolidated basis, considers monthly plan-to-actual variances of net income attributable to Piper Sandler Companies in assessing performance, determining compensation and making decisions about the use of capital, including repurchases of common stock, dividend payments, and acquisitions.

The CODM evaluates the performance and allocates resources of the reportable segment based on net income attributable to Piper Sandler Companies as reported on the consolidated statements of operations. For the years ended December 31, 2024, 2023 and 2022, net income attributable to Piper Sandler Companies was $181.1 million, $85.5 million and $110.7 million, respectively. The significant expense categories of the reportable segment are consistent with the presentation of non-interest expenses on the consolidated statements of operations. The measure of reportable segment assets is reported on the consolidated statements of financial condition as total assets. At December 31, 2024 and 2023, total assets were $2.26 billion and $2.14 billion, respectively.

The components of net revenues are as follows:

	Year Ended December 31,
(Amounts in thousands)	2024	2023	2022
Revenues
Investment banking:
Advisory services	$808,746	$709,316	$776,428
Corporate financing	173,876	131,077	125,342
Municipal financing	122,513	83,419	107,739
Total investment banking	1,105,135	923,812	1,009,509

Institutional brokerage:
Equity brokerage	215,275	209,512	210,314
Fixed income services	186,167	168,027	194,953
Total institutional brokerage	401,442	377,539	405,267

Interest income	32,908	26,723	20,365
Investment income/(loss)	(7,890)	30,039	(23)
Total revenues	1,531,595	1,358,113	1,435,118
Interest expense	5,681	10,146	9,480
Net revenues	$1,525,914	$1,347,967	$1,425,638

Piper Sandler Companies | 93

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

NOTE 18 | COMPENSATION PLANS
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

The following table provides a summary of the Company's outstanding equity awards (in shares or units, as applicable) as of December 31, 2024:

Restricted stock
Restricted stock related to compensation plans:
Annual grants	560,514
Sign-on grants	126,706
Inducement grants	35,181
2020 Inducement Plan grants	259,853
2022 Inducement Plan grants	94,957
2024 Inducement Plan grants	42,786
Total restricted stock related to compensation plans	1,119,997

Restricted stock related to acquisitions (1)	620,131
Total restricted stock	1,740,128

Restricted stock units	152,318

Stock options	148,667
(1)Includes restricted stock with service conditions issued in conjunction with certain acquisitions.

Incentive Plan
The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company's employees and directors for up to 10.9 million shares of common stock (1.8 million shares remained available for future issuance under the Incentive Plan as of December 31, 2024). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant's death, and at the discretion of the compensation committee of the Company's board of directors.

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

Piper Sandler Companies | 94

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The Company's Annual Grants are made each year in February. Annual Grants vest ratably over three or four years in equal installments. Substantially all Annual Grants provide for continued vesting after termination of employment, so long as the employee does not violate certain post-termination restrictions set forth in the award agreement or any agreements entered into upon termination. The Company determined the service inception date precedes the grant date for these Annual Grants, and that the post-termination restrictions do not meet the criteria for an in-substance service condition, as defined by ASC 718. Accordingly, restricted stock granted as part of these Annual Grants is expensed in the one-year period in which those awards are deemed to be earned, which is generally the calendar year preceding the February grant date. For example, the Company recognized compensation expense during fiscal year 2024 for its February 2025 Annual Grant. If an equity award related to these Annual Grants is forfeited as a result of violating the post-termination restrictions, the lower of the fair value of the award at grant date or the fair value of the award at the date of forfeiture is recorded within the consolidated statements of operations as a reversal of compensation expense.

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

Piper Sandler Companies | 95

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The fair value of the performance condition portion of the award was based on the closing price of the Company's common stock on the grant date. If the Company determines that it is probable that the performance condition will be achieved, compensation expense is amortized on a straight-line basis over the 36-month performance period. The Company reevaluates achievement of the performance condition by grant year each reporting period with changes in estimated outcomes accounted for using a cumulative effect adjustment to compensation expense. Compensation expense will be recognized only if the performance condition is met. Employees forfeit unvested restricted stock units upon termination of employment with a corresponding reversal of compensation expense. As of December 31, 2024, the expected payout leverage for the performance condition portion of the award by grant year is as follows:

Grant Year	Expected Payout Leverage
2024	73%
2023	57%
2022	27%

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

Piper Sandler Companies | 97

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Stock-Based Compensation Activity
The following table summarizes the Company's stock-based compensation activity:

	Year Ended December 31,
(Amounts in millions)	2024	2023	2022
Stock-based compensation expense	$101.9	$92.3	$129.9
Forfeitures	2.6	1.9	1.5
Tax benefit related to stock-based compensation expense	16.4	17.9	17.5

The following table summarizes the changes in the Company's unvested restricted stock:

	Unvested	Weighted Average
	Restricted Stock	Grant Date
	(in Shares)	Fair Value
December 31, 2021	3,795,212	$76.59
Granted	1,330,471	131.69
Vested	(890,629)	82.95
Canceled	(15,228)	129.10
December 31, 2022	4,219,826	$92.43
Granted	336,093	153.89
Vested	(1,932,950)	85.62
Canceled	(29,047)	144.34
December 31, 2023	2,593,922	$104.89
Granted	311,014	217.55
Vested	(1,128,342)	99.15
Canceled	(36,466)	139.97
December 31, 2024	1,740,128	$128.01

The fair value of restricted stock that vested during the years ended December 31, 2024, 2023 and 2022 was $111.9 million, $165.5 million and $73.9 million, respectively.

Piper Sandler Companies | 98

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The following table summarizes the changes in the Company's unvested restricted stock units:

	Unvested	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
December 31, 2021	158,393	$90.43
Granted	69,693	148.90
Vested	(39,758)	75.78
Canceled	—	—
December 31, 2022	188,328	$115.16
Granted	48,931	177.75
Vested	(56,066)	86.01
Canceled	—	—
December 31, 2023	181,193	$141.08
Granted	33,694	199.39
Vested	(62,569)	103.69
Canceled	—	—
December 31, 2024	152,318	$169.34
As of December 31, 2024, there was $75.3 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 3.2 years.

Piper Sandler Companies | 99

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The following table summarizes the changes in the Company's outstanding stock options:

			Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
December 31, 2021	81,667	$99.00	6.1	$6,493,343
Granted	—	—
Exercised	—	—
Canceled	—	—
Expired	—	—
December 31, 2022	81,667	$99.00	5.1	$2,547,194
Granted	75,000	170.76
Exercised	—	—
Canceled	—	—
Expired	—	—
December 31, 2023	156,667	$133.35	6.5	$6,504,325
Granted	—	—
Exercised	(8,000)	99.00		1,334,949
Canceled	—	—
Expired	—	—
December 31, 2024	148,667	$135.20	5.7	$24,492,634

Options exercisable at:
December 31, 2022	54,444	$99.00	5.1	$1,698,108
December 31, 2023	81,667	$99.00	4.1	$6,196,075
December 31, 2024	73,667	$99.00	3.1	$14,803,384

As of December 31, 2024, there was $2.2 million of unrecognized compensation cost related to stock options expected to be recognized over a weighted average period of 3.1 years. There was no tax benefit recorded as a result of stock option exercises for the year ended December 31, 2024.

The Company has a policy of issuing shares out of treasury (to the extent available) to satisfy share option exercises and restricted stock vesting. The Company expects to withhold approximately 0.3 million shares from employee equity awards vesting in 2025, related to employee individual income tax withholding obligations on restricted stock vesting. For accounting purposes, withholding shares to cover employees' tax obligations is deemed to be a repurchase of shares by the Company.

Deferred Compensation Plans
The Company maintains various deferred compensation arrangements for employees as described below.

Mutual Fund Restricted Share Investment Plan
The Mutual Fund Restricted Share ("MFRS") Investment Plan is a fully funded deferred compensation plan which allows eligible employees to receive a portion of their incentive compensation or retention awards in restricted mutual fund shares of investment funds. Compensation expense for MFRS awards is recognized over the period in which the award is deemed to be earned, as discussed below. Forfeitures of MFRS awards are recorded as a reduction of compensation and benefits expense within the consolidated statements of operations. The Company recorded compensation expense of $82.3 million, $75.4 million and $104.7 million for the years ended December 31, 2024, 2023 and 2022, respectively, related to MFRS awards, less forfeitures. Forfeitures were $4.4 million, $1.3 million and $3.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Piper Sandler Companies | 100

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The Company grants MFRS awards to qualifying employees in February of each year ("Annual MFRS Awards"). Annual MFRS Awards represent a portion of these employees' compensation for performance in the preceding year, similar to the Company's Annual Grants. Annual MFRS Awards vest ratably over three or four years in equal installments. Annual MFRS Awards provide for continued vesting after termination of employment so long as the employee does not violate certain post-termination restrictions set forth in the award agreement or any agreement entered into upon termination. Annual MFRS Awards are owned by employee recipients (subject to the aforementioned vesting restrictions) and as such are not included on the consolidated statements of financial condition.

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

Nonqualified Deferred Compensation Plan
The nonqualified deferred compensation plan is an unfunded plan which allows certain highly compensated employees, at their election, to defer a portion of their compensation. This plan was closed to future deferral elections by participants for performance periods beginning after December 31, 2017. The amounts deferred under this plan are held in a grantor trust. The Company invests, as a principal, in investments to economically hedge its obligation under the nonqualified deferred compensation plan. The investments in the grantor trust consist of mutual funds which are categorized as Level I in the fair value hierarchy. These investments totaled $22.0 million and $18.6 million as of December 31, 2024 and 2023, respectively, and are included in investments on the consolidated statements of financial condition. A corresponding deferred compensation liability is included in accrued compensation on the consolidated statements of financial condition. The compensation deferred by the employees was expensed in the period earned. Changes in the fair value of the investments made by the Company are reported in investment income/(loss) and changes in the corresponding deferred compensation liability are reflected as compensation and benefits expense on the consolidated statements of operations.

Acquisition-Related Compensation Arrangements
In conjunction with the 2024 acquisition of Aviditi Advisors and the 2022 acquisitions of DBO Partners and Cornerstone Macro, additional cash may be earned if certain net revenue targets are achieved. See Note 4 for additional information.

In conjunction with the 2020 acquisition of TRS, additional cash was available to be earned by certain employees if a revenue threshold was exceeded during the three-year post-acquisition period (the "TRS Earnout"). The Company paid the maximum amount of $7.0 million related to the TRS Earnout in 2024. Amounts payable were recorded as compensation expense on the consolidated statements of operations over the requisite service period. The Company recorded $0.5 million, $2.2 million and $2.1 million in compensation expense related to the TRS Earnout for the years ended December 31, 2024, 2023 and 2022, respectively.

In conjunction with the 2020 acquisition of Valence, additional cash was available to be earned by certain employees if a revenue threshold was exceeded during the three-year post-acquisition period (the "Valence Earnout"). The Company paid $10.0 million related to the Valence Earnout in 2023. Amounts payable were recorded as compensation expense on the consolidated statements of operations over the requisite service period. The Company recorded $2.2 million in compensation expense related to the Valence Earnout for the year ended December 31, 2023 and a $3.4 million reversal of compensation expense for the year ended December 31, 2022.

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

Piper Sandler Companies | 101

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

NOTE 19 | EMPLOYEE BENEFIT PLANS
The Company has various employee benefit plans, and substantially all employees are covered by at least one plan. The plans include health and welfare plans and a tax-qualified retirement plan (the "Retirement Plan"). During the years ended December 31, 2024, 2023 and 2022, the Company incurred employee benefits expenses of $36.9 million, $35.9 million and $33.8 million, respectively.

Health and Welfare Plans
Company employees who meet certain work schedule and service requirements are eligible to participate in the Company's health and welfare plans. The Company subsidizes the cost of coverage for employees. The health plans contain cost-sharing features such as deductibles and coinsurance.

The Company is self-insured for losses related to health claims, although it obtains third-party stop loss insurance coverage on an individual plan basis. Self-insured liabilities are based on a number of factors, including historical claims experience, an estimate of claims incurred but not reported and valuations provided by third-party actuaries. For the years ended December 31, 2024, 2023 and 2022, the Company recognized expense of $21.3 million, $20.9 million and $19.7 million, respectively, in compensation and benefits expense on the consolidated statements of operations related to its health plans.

Retirement Plan
The Retirement Plan is a defined contribution retirement savings plan. The defined contribution retirement savings plan allows qualified employees, at their option, to make contributions through salary deductions under Section 401(k) of the Internal Revenue Code. Employee contributions are 100 percent matched by the Company to a maximum of six percent of recognized compensation up to the social security taxable wage base. The Retirement Plan also provides for a discretionary profit sharing contribution by the Company. Payment and amount of the profit sharing contribution are determined annually on a discretionary basis. For the years ended December 31, 2024, 2023 and 2022, the Company did not make a profit sharing contribution. Although the Company's matching and profit sharing contributions vest immediately, a participant must be employed on December 31 to receive that year's employer contributions.

NOTE 20 | RESTRUCTURING AND INTEGRATION COSTS

	Year Ended December 31,
(Amounts in thousands)	2024	2023	2022
Restructuring and integration costs
Restructuring costs:
Severance, benefits and outplacement	$(297)	$6,658	$652
Vacated leased office space	255	896	5,616
Contract termination	—	109	—
Total restructuring costs	(42)	7,663	6,268

Integration costs	2,628	86	5,172
Total restructuring and integration costs	$2,586	$7,749	$11,440

Piper Sandler Companies | 102

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

NOTE 21 | INCOME TAXES
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

The components of income tax expense are as follows:

	Year Ended December 31,
(Amounts in thousands)	2024	2023	2022
Current
Federal	$30,429	$3,988	$44,769
State	10,679	5,292	19,237
Foreign	2,747	684	2,390
Total current	43,855	9,964	66,396

Deferred
Federal	10,329	11,856	(20,500)
State	5,913	1,546	(9,207)
Foreign	875	247	(3,500)
Total deferred	17,117	13,649	(33,207)

Total income tax expense	$60,972	$23,613	$33,189

A reconciliation of federal income taxes at statutory rates to the Company's effective tax rates is as follows:

	Year Ended December 31,
(Amounts in thousands)	2024	2023	2022
Federal income tax expense at statutory rates	$45,867	$25,743	$28,218
Increase/(decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	13,433	7,994	7,501
Net tax-exempt interest income	(1,332)	(1,613)	(1,449)
Foreign jurisdictions tax rate differential	1,076	993	1,152
Non-deductible compensation	8,362	3,645	4,602
Change in valuation allowance	—	(159)	(4,935)
Vestings of stock awards	(13,146)	(13,714)	(5,646)
Income/(loss) attributable to noncontrolling interests	4,972	(2,831)	1,994
Other, net	1,740	3,555	1,752
Total income tax expense	$60,972	$23,613	$33,189

In accordance with ASC 740, U.S. income taxes are not provided on undistributed earnings of international subsidiaries that are permanently reinvested. As of December 31, 2024, no deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of the Company's foreign earnings to the U.S.

Piper Sandler Companies | 103

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Deferred income tax assets and liabilities reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for the same items for income tax reporting purposes. The net deferred income tax assets consisted of the following items:

	December 31,	December 31,
(Amounts in thousands)	2024	2023
Deferred tax assets
Deferred compensation	$119,916	$131,791
Accrued lease liabilities	20,588	21,850
Goodwill tax basis in excess of book basis	36,415	43,630
Net operating loss carryforwards	536	1,301
Liabilities/accruals not currently deductible	2,949	5,616
Other	5,252	5,336
Total deferred tax assets	185,656	209,524

Deferred tax liabilities
Right-of-use lease assets	15,564	16,055
Unrealized gains on firm investments	1,388	5,318
Fixed assets	6,545	8,451
Other	576	493
Total deferred tax liabilities	24,073	30,317

Net deferred tax assets	$161,583	$179,207

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

The Company accounts for unrecognized tax benefits in accordance with the provisions of ASC 740, which requires tax reserves to be recorded for uncertain tax positions on the consolidated statements of financial condition. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Amounts in thousands)
Balance at December 31, 2021	$1,743
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	408
Reductions for tax positions of prior years	—
Settlements	—
Balance at December 31, 2022	$2,151
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(42)
Settlements	(305)
Balance at December 31, 2023	$1,804
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	113
Reductions for tax positions of prior years	—
Settlements	—
Balance at December 31, 2024	$1,917

Piper Sandler Companies | 104

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

As of December 31, 2024 and 2023, $1.9 million and $1.8 million, respectively, of the Company's unrecognized tax benefits included above would impact the annual effective rate, if recognized.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. The Company had $0.5 million, $0.4 million and $0.4 million accrued related to the payment of interest and penalties at December 31, 2024, 2023 and 2022, respectively. The Company or one of its subsidiaries files income tax returns with the various states and foreign jurisdictions in which the Company operates. The Company is not subject to examination by U.S. federal tax authorities for years before 2021 and is not subject to examination by state and local or non-U.S. tax authorities for taxable years before 2018. The Company anticipates the majority of its uncertain income tax positions will be resolved within the next twelve months.

NOTE 22 | EARNINGS PER SHARE
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

The computation of EPS is as follows:

	Year Ended December 31,
(Amounts in thousands, except per share data)	2024	2023	2022
Net income attributable to Piper Sandler Companies	$181,114	$85,491	$110,674

Shares for basic and diluted calculations
Average shares used in basic computation	15,838	14,958	13,982
Stock options	55	25	16
Restricted stock units	184	163	196
Restricted shares	1,617	2,079	2,771
Average shares used in diluted computation	17,695	17,224	16,965

Earnings per common share
Basic	$11.44	$5.72	$7.92
Diluted	$10.24	$4.96	$6.52

The anti-dilutive effects from stock options and restricted shares were immaterial for the years ended December 31, 2024, 2023 and 2022.

NOTE 23 | NET CAPITAL REQUIREMENTS AND OTHER REGULATORY MATTERS
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

At December 31, 2024, net capital calculated under the SEC rule was $265.5 million, and exceeded the minimum net capital required under the SEC rule by $264.5 million.

The Company's unsecured revolving credit facility and secured revolving credit facility include covenants requiring Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million. The Company's fully disclosed clearing agreement with Pershing includes a covenant requiring Piper Sandler & Co. to maintain excess net capital of $120 million.
Piper Sandler Companies | 105

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Piper Sandler Ltd., a broker dealer subsidiary registered in the U.K., is subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority. As of December 31, 2024, Piper Sandler Ltd. was in compliance with the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority.

Piper Sandler Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At December 31, 2024, Piper Sandler Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Aviditi Capital Advisors Europe GmbH, a European subsidiary, is authorized and regulated by the Federal Financial Supervisory Authority ("BaFin") as a tied agent of AHP Capital Management GmbH, a third-party financial institution.

NOTE 24 | PARENT COMPANY ONLY
Condensed Statements of Financial Condition

	December 31,	December 31,
(Amounts in thousands)	2024	2023
Assets
Cash and cash equivalents	$1	$100
Investment in and advances to subsidiaries	1,218,689	1,147,090
Other assets	73,389	14,346
Total assets	$1,292,079	$1,161,536

Liabilities and Shareholders' Equity
Short-term financing	$10,000	$30,000
Accrued compensation	51,180	42,698
Other liabilities and accrued expenses	3,069	3,340
Total liabilities	64,249	76,038

Shareholders' equity	1,227,830	1,085,498

Total liabilities and shareholders' equity	$1,292,079	$1,161,536

Piper Sandler Companies | 106

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Condensed Statements of Operations

	Year Ended December 31,
(Amounts in thousands)	2024	2023	2022
Revenues
Dividends from subsidiaries	$149,725	$118,934	$172,383
Interest income	2,988	917	1,235
Investment income/(loss)	3,263	1,823	(3,461)
Total revenues	155,976	121,674	170,157
Interest expense	958	6,083	6,759
Net revenues	155,018	115,591	163,398
Total non-interest expenses	6,401	6,319	4,497
Income before income tax expense and equity in income of subsidiaries	148,617	109,272	158,901
Income tax expense	38,641	28,957	41,050
Income of parent company	109,976	80,315	117,851
Equity in undistributed/(distributed in excess of) income of subsidiaries	71,138	5,176	(7,177)
Net income attributable to Piper Sandler Companies	$181,114	$85,491	$110,674

Condensed Statements of Cash Flows

	Year Ended December 31,
(Amounts in thousands)	2024	2023	2022
Operating Activities
Net income	$181,114	$85,491	$110,674
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	1,080	1,168	941
Equity distributed in excess of/(in undistributed) income of subsidiaries	(71,138)	(5,176)	7,177
Net cash provided by operating activities	111,056	81,483	118,792

Financing Activities
Net change in short-term financing	(20,000)	30,000	—
Repayment of long-term financing	—	(125,000)	—
Advances from subsidiaries	48,205	168,541	176,070
Payment of cash dividends	(73,726)	(84,444)	(107,528)
Repurchase of common stock	(66,426)	(70,680)	(187,334)
Proceeds from stock option exercises	792	—	—
Net cash used in financing activities	(111,155)	(81,583)	(118,792)

Net change in cash and cash equivalents	(99)	(100)	—

Cash and cash equivalents at beginning of year	100	200	200
Cash and cash equivalents at end of year	$1	$100	$200

Piper Sandler Companies | 107

Piper Sandler Companies
Supplementary Data — Quarterly Information (unaudited)

	2024 Fiscal Quarter
(Amounts in thousands, except per share data)	First	Second	Third	Fourth
Total revenues	$344,439	$340,844	$360,928	$485,384
Interest expense	1,383	1,665	1,356	1,277
Net revenues	343,056	339,179	359,572	484,107
Total non-interest expenses	290,634	310,933	303,957	401,978
Income before income tax expense	52,422	28,246	55,615	82,129
Income tax expense	2,844	13,276	15,225	29,627
Net income	49,578	14,970	40,390	52,502
Net income/(loss) attributable to noncontrolling interests	7,085	(19,803)	5,601	(16,557)
Net income attributable to Piper Sandler Companies	$42,493	$34,773	$34,789	$69,059

Earnings per common share
Basic	$2.74	$2.19	$2.19	$4.30
Diluted	$2.43	$1.97	$1.96	$3.86

Dividends declared per common share	$1.60	$0.60	$0.65	$0.65

Weighted average number of common shares outstanding
Basic	15,499	15,879	15,921	16,052
Diluted	17,504	17,633	17,769	17,870

	2023 Fiscal Quarter
(Amounts in thousands, except per share data)	First	Second	Third	Fourth
Total revenues	$300,544	$291,331	$292,031	$474,207
Interest expense	2,639	2,605	2,546	2,356
Net revenues	297,905	288,726	289,485	471,851
Total non-interest expenses	272,096	274,345	292,935	386,005
Income/(loss) before income tax expense/(benefit)	25,809	14,381	(3,450)	85,846
Income tax expense/(benefit)	(7,637)	(250)	10,227	21,273
Net income/(loss)	33,446	14,631	(13,677)	64,573
Net income/(loss) attributable to noncontrolling interests	7,812	10,677	(17,555)	12,548
Net income attributable to Piper Sandler Companies	$25,634	$3,954	$3,878	$52,025

Earnings per common share
Basic	$1.77	$0.26	$0.26	$3.44
Diluted	$1.49	$0.23	$0.22	$3.00

Dividends declared per common share	$1.85	$0.60	$0.60	$0.60

Weighted average number of common shares outstanding
Basic	14,507	15,066	15,105	15,143
Diluted	17,182	17,084	17,256	17,367

Piper Sandler Companies | 108

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

During the fourth quarter of our fiscal year ended December 31, 2024, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting and the attestation report of our independent registered public accounting firm on management's assessment of internal control over financial reporting are included in Part II, Item 8 of this Form 10-K entitled "Financial Statements and Supplementary Data" and are incorporated herein by reference.

Item 9B. Other Information.
During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Piper Sandler Companies | 109

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information regarding our executive officers included in Part I, Item 1 of this Form 10-K under the caption "Information About our Executive Officers" is incorporated herein by reference. The information in the definitive proxy statement for our 2025 annual meeting of shareholders to be held on May 22, 2025, under the captions "Proposal One — Election of Directors," "Information Regarding the Board of Directors and Corporate Governance — Committees of the Board — Audit Committee," "Information Regarding the Board of Directors and Corporate Governance — Codes of Ethics and Business Conduct," "Information Regarding the Board of Directors and Corporate Governance — Insider Trading Policies" and "Delinquent Section 16(a) Reports" is incorporated herein by reference.

Item 11. Executive Compensation.
The information in the definitive proxy statement for our 2025 annual meeting of shareholders to be held on May 22, 2025, under the captions "Executive Compensation," "Certain Relationships and Related Transactions — Compensation Committee Interlocks and Insider Participation," "Information Regarding the Board of Directors and Corporate Governance — Compensation Program for Non-Employee Directors" and "Information Regarding the Board of Directors and Corporate Governance — Non-Employee Director Compensation for 2024" is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information in the definitive proxy statement for our 2025 annual meeting of shareholders to be held on May 22, 2025, under the captions "Security Ownership — Beneficial Ownership of Directors, Nominees and Executive Officers," "Security Ownership — Beneficial Owners of More than Five Percent of Our Common Stock," "Executive Compensation — Outstanding Equity Awards at Fiscal Year-End" and "Executive Compensation — Equity Compensation Plan Information" is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information in the definitive proxy statement for our 2025 annual meeting of shareholders to be held on May 22, 2025, under the captions "Information Regarding the Board of Directors and Corporate Governance — Director Independence," "Certain Relationships and Related Transactions — Transactions with Related Persons" and "Certain Relationships and Related Transactions — Review and Approval of Transactions with Related Persons" is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
The information in the definitive proxy statement for our 2025 annual meeting of shareholders to be held on May 22, 2025, under the captions "Audit Committee Report and Payment of Fees to Our Independent Auditor — Auditor Fees" and "Audit Committee Report and Payment of Fees to Our Independent Auditor — Auditor Services Pre-Approval Policy" is incorporated herein by reference.

Piper Sandler Companies | 110

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

10.5
Form of Performance Share Unit Agreement for 2021 Leadership Team Grants under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed February 25, 2021). †

10.6
Form of Performance Share Unit Agreement for 2022 Leadership Team Grants under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed February 25, 2022). †

Piper Sandler Companies | 111

Number	Description
10.7
Form of Performance Share Unit Agreement for 2023 Leadership Team Grants under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed February 24, 2023). †

10.8
Form of Performance Share Unit Agreement for 2024 Leadership Team Grants under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed February 26, 2024). †

10.9	Form of Performance Share Unit Agreement for 2025 Leadership Team Grants under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan. †*
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
10.13
Amended and Restated Credit Agreement, dated December 20, 2022, by and between Piper Sandler Companies and U.S. Bank National Association (as conformed through the Fourth Amendment to Amended and Restated Credit Agreement, dated December 19, 2024). *

10.14
Amended and Restated Loan Agreement, dated December 28, 2012, between Piper Sandler & Co. and U.S. Bank National Association (as conformed through the Tenth Amendment to Amended and Restated Loan Agreement, dated December 9, 2022) (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed February 24, 2023).

10.15
Eleventh Amendment to Amended and Restated Loan Agreement, dated December 8, 2023, by and between Piper Sandler & Co. and U.S. Bank National Association (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed February 26, 2024).

10.16
Credit Agreement, dated August 23, 2024, among Piper Sandler Companies and Cadence Bank (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2024, filed November 7, 2024).

10.17
Piper Sandler Companies Amended and Restated Mutual Fund Restricted Share Investment Plan, effective as of November 16, 2022 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed February 24, 2023). †

10.18
Form of Non-Qualified Stock Option Agreement for 2018 Promotional Grants under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed February 9, 2018). †

10.19
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

Piper Sandler Companies | 112

Number	Description
10.24
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for Employee Grants in 2024 (related to performance in 2023) under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed February 26, 2024). †

10.25
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for Employee Grants in 2025 (related to performance in 2024) under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan. †*

10.26	Piper Sandler Companies 2019 Employment Inducement Award Plan (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8, filed March 13, 2019). †
10.27
Form of Restricted Stock Agreement for Grants under the Piper Sandler Companies 2019 Employment Inducement Award Plan (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8, filed March 13, 2019). †

10.28
Letter Agreement, dated July 8, 2019, by and between Piper Sandler Companies and Jonathan J. Doyle (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 6, 2020). †

10.29
Amendment Letter, dated March 10, 2021, by and between Piper Sandler Companies and Jonathan J. Doyle (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2021, filed May 6, 2021). †

10.30
Equity Consideration Restricted Stock Agreement, dated July 9, 2019, by and between Piper Sandler Companies and Jonathan J. Doyle (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed February 28, 2020). †

10.31	Piper Sandler Companies 2020 Employment Inducement Award Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed November 29, 2019). †
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

10.35	Piper Sandler Companies 2022 Employment Inducement Award Plan (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8, filed September 23, 2022). †
10.36	Piper Sandler Companies 2024 Employment Inducement Award Plan (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8, filed August 19, 2024). †
10.37
Letter Agreement, dated August 8, 2023, by and between Piper Sandler Companies and Katherine P. Clune (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed September 12, 2023). †

19.1	Director, Executive Officer and Employee Insider Trading Policy. *
21.1	Subsidiaries of Piper Sandler Companies *
23.1	Consent of Ernst & Young LLP *
24.1	Power of Attorney *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. *
32.1	Section 1350 Certifications. **
97.1
Piper Sandler Companies Incentive Compensation Recovery Policy for Accounting Restatements (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed February 26, 2024).

Piper Sandler Companies | 113

Number	Description
101
The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. *

104	The cover page from our Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL and included in Exhibit 101. *
#    The Company hereby agrees to furnish supplementally to the Commission upon request any omitted exhibit or schedule.
†    This exhibit is a management contract or compensatory plan or agreement.
*    Filed herewith.
**    This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Item 16. Form 10-K Summary.
None.
Piper Sandler Companies | 114

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2025.

PIPER SANDLER COMPANIES

By	/s/ Chad R. Abraham
Name	Chad R. Abraham
Its	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2025.

SIGNATURE	TITLE

/s/ Chad R. Abraham	Chairman and Chief Executive Officer
Chad R. Abraham	(Principal Executive Officer)

/s/ Katherine P. Clune	Chief Financial Officer
Katherine P. Clune	(Principal Financial and Accounting Officer)

/s/ Jonathan J. Doyle	Director
Jonathan J. Doyle

/s/ William R. Fitzgerald	Director
William R. Fitzgerald

/s/ Ann C. Gallo	Director
Ann C. Gallo

/s/ Victoria M. Holt	Director
Victoria M. Holt

/s/ Robbin Mitchell	Director
Robbin Mitchell

/s/ Thomas S. Schreier Jr.	Director
Thomas S. Schreier Jr.

/s/ Sherry M. Smith	Director
Sherry M. Smith

/s/ Philip E. Soran	Director
Philip E. Soran

/s/ Brian R. Sterling	Director
Brian R. Sterling

/s/ Scott C. Taylor	Director
Scott C. Taylor

Piper Sandler Companies | 115