Form 10-Q
period 2025-03-31
PIPER SANDLER COMPANIES
filed 2025-05-08
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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
Yes  ☐ No  ☑
As of May 1, 2025, the registrant had 17,756,738 shares of Common Stock outstanding.

Part I.    Financial Information
Part II.    Other Information
Piper Sandler Companies | 2

Part I.    Financial Information
Item 1.    Financial Statements.

Piper Sandler Companies | 3

Piper Sandler Companies
Consolidated Statements of Financial Condition

	March 31,	December 31,
	2025	2024
(Amounts in thousands, except share data)	(Unaudited)
Assets
Cash and cash equivalents	$126,082	$482,834
Receivables from brokers, dealers and clearing organizations	32,653	174,491

Financial instruments and other inventory positions owned:
Financial instruments and other inventory positions owned	400,266	351,178
Financial instruments and other inventory positions owned and pledged as collateral	74,419	74,550
Total financial instruments and other inventory positions owned	474,685	425,728

Investments (including noncontrolling interests of $168,389 and $187,624, respectively)	261,608	281,962
Fixed assets (net of accumulated depreciation and amortization of $111,212 and $106,944, respectively)	66,546	59,400
Right-of-use lease assets	78,402	66,618
Goodwill	311,944	312,024
Intangible assets (net of accumulated amortization of $162,851 and $160,775, respectively)	105,304	107,504
Net deferred income tax assets	129,311	161,583
Other assets	233,966	183,792
Total assets	$1,820,501	$2,255,936

Liabilities and Shareholders' Equity
Short-term financing	$15,000	$10,000
Payables to brokers, dealers and clearing organizations	765	5,862
Financial instruments and other inventory positions sold, but not yet purchased	86,616	76,982
Accrued compensation	173,994	563,088
Accrued lease liabilities	100,665	88,819
Other liabilities and accrued expenses	65,351	95,412
Total liabilities	442,391	840,163

Shareholders' equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000;
Shares issued: 19,559,123 and 19,557,804, respectively;
Shares outstanding: 16,516,030 and 16,111,723, respectively	195	195
Additional paid-in capital	987,632	981,724
Retained earnings	556,400	561,746
Less: Common stock held in treasury, at cost: 3,043,093 shares and 3,446,081 shares, respectively	(330,711)	(314,656)
Accumulated other comprehensive loss	(43)	(1,179)
Total common shareholders' equity	1,213,473	1,227,830
Noncontrolling interests	164,637	187,943
Total shareholders' equity	1,378,110	1,415,773

Total liabilities and shareholders' equity	$1,820,501	$2,255,936
See Notes to the Consolidated Financial Statements
Piper Sandler Companies | 4

Piper Sandler Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2025	2024
Revenues
Investment banking	$278,932	$230,523
Institutional brokerage	99,256	91,442
Interest income	9,963	8,306
Investment income/(loss)	(29,597)	14,168
Total revenues	358,554	344,439
Interest expense	1,282	1,383
Net revenues	357,272	343,056

Non-interest expenses
Compensation and benefits	248,457	222,446
Outside services	14,718	12,422
Occupancy and equipment	18,227	16,036
Communications	14,779	13,229
Marketing and business development	13,474	10,763
Deal-related expenses	5,462	6,387
Trade execution and clearance	5,174	4,866
Intangible asset amortization	2,076	2,361
Other operating expenses	5,472	2,124
Total non-interest expenses	327,839	290,634

Income before income tax expense/(benefit)	29,433	52,422
Income tax expense/(benefit)	(7,335)	2,844
Net income	36,768	49,578
Net income/(loss) attributable to noncontrolling interests	(28,147)	7,085
Net income attributable to Piper Sandler Companies	$64,915	$42,493

Earnings per common share
Basic	$3.96	$2.74
Diluted	$3.65	$2.43

Dividends declared per common share	$3.65	$1.60

Weighted average number of common shares outstanding
Basic	16,378	15,499
Diluted	17,788	17,504
See Notes to the Consolidated Financial Statements
Piper Sandler Companies | 5

Piper Sandler Companies
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands)	2025	2024
Net income	$36,768	$49,578
Other comprehensive income, net of tax — Foreign currency translation adjustment	1,136	44
Comprehensive income	37,904	49,622
Comprehensive income/(loss) attributable to noncontrolling interests	(28,147)	7,085
Comprehensive income attributable to Piper Sandler Companies	$66,051	$42,537
See Notes to the Consolidated Financial Statements

Piper Sandler Companies | 6

Piper Sandler Companies
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

						Accumulated	Total
	Common		Additional			Other	Common		Total
(Amounts in thousands,	Shares	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
except share amounts)	Outstanding	Stock	Capital	Earnings	Stock	Loss	Equity	Interests	Equity
Balance at December 31, 2024	16,111,723	$195	$981,724	$561,746	$(314,656)	$(1,179)	$1,227,830	$187,943	$1,415,773
Net income/(loss)	—	—	—	64,915	—	—	64,915	(28,147)	36,768
Dividends	—	—	—	(70,261)	—	—	(70,261)	—	(70,261)
Amortization/issuance of restricted stock (1)	—	—	68,664	—	—	—	68,664	—	68,664
Issuance of treasury shares for options exercised	15,000	—	16	—	1,469	—	1,485	—	1,485
Issuance of treasury shares for restricted stock vestings	654,048	—	(63,105)	—	63,105	—	—	—	—
Repurchase of common stock from employees	(266,060)	—	—	—	(80,629)	—	(80,629)	—	(80,629)
Shares reserved/issued for director compensation	1,319	—	333	—	—	—	333	—	333
Other comprehensive income	—	—	—	—	—	1,136	1,136	—	1,136
Fund capital contributions, net	—	—	—	—	—	—	—	4,841	4,841
Balance at March 31, 2025	16,516,030	$195	$987,632	$556,400	$(330,711)	$(43)	$1,213,473	$164,637	$1,378,110

Balance at December 31, 2023	15,200,149	$195	$988,136	$454,358	$(356,297)	$(894)	$1,085,498	$213,975	$1,299,473
Net income	—	—	—	42,493	—	—	42,493	7,085	49,578
Dividends	—	—	—	(35,660)	—	—	(35,660)	—	(35,660)
Amortization/issuance of restricted stock (1)	—	—	60,185	—	—	—	60,185	—	60,185
Issuance of treasury shares for restricted stock vestings	730,695	—	(61,232)	—	61,232	—	—	—	—
Repurchase of common stock from employees	(288,977)	—	—	—	(52,091)	—	(52,091)	—	(52,091)
Shares reserved/issued for director compensation	555	—	106	—	—	—	106	—	106
Other comprehensive income	—	—	—	—	—	44	44	—	44
Fund capital contributions, net	—	—	—	—	—	—	—	3,395	3,395
Balance at March 31, 2024	15,642,422	$195	$987,195	$461,191	$(347,156)	$(850)	$1,100,575	$224,455	$1,325,030
(1)Includes amortization of restricted stock issued in conjunction with the Company's acquisitions.
See Notes to the Consolidated Financial Statements
Piper Sandler Companies | 7

Piper Sandler Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands)	2025	2024
Operating Activities
Net income	$36,768	$49,578
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of fixed assets	4,213	4,258
Deferred income taxes	32,272	40,688
Stock-based compensation	31,161	26,825
Amortization of intangible assets	2,076	2,361
Amortization of forgivable loans	5,020	4,825
Decrease/(increase) in operating assets:
Receivables from brokers, dealers and clearing organizations	141,838	35,606
Net financial instruments and other inventory positions owned	(39,323)	1,595
Investments	20,354	(27,387)
Other assets	(66,321)	(45,859)
Increase/(decrease) in operating liabilities:
Payables to brokers, dealers and clearing organizations	(5,097)	2,404
Accrued compensation	(351,504)	(291,830)
Other liabilities and accrued expenses	(18,682)	(250)
Net cash used in operating activities	(207,225)	(197,186)

Investing Activities
Purchases of fixed assets, net	(11,148)	(1,275)
Net cash used in investing activities	(11,148)	(1,275)

Financing Activities
Net change in short-term financing	5,000	(30,000)
Payment of cash dividends	(70,261)	(35,660)
Increase in noncontrolling interests	4,841	3,395
Repurchase of common stock	(80,629)	(52,091)
Proceeds from stock option exercises	1,485	—
Net cash used in financing activities	(139,564)	(114,356)

Currency adjustment:
Effect of exchange rate changes on cash	1,185	(323)

Net decrease in cash and cash equivalents	(356,752)	(313,140)

Cash and cash equivalents at beginning of period	482,834	383,098
Cash and cash equivalents at end of period	$126,082	$69,958

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,225	$1,300
Income taxes	$168	$127
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

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). Pursuant to this guidance, certain information and disclosures have been omitted that are included within the complete annual financial statements. Except as disclosed herein, there have been no material changes in the information reported in the financial statements and related disclosures in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

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

NOTE 2 | SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for a full description of the Company's significant accounting policies.

Piper Sandler Companies | 9

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 3 | RECENT ACCOUNTING PRONOUNCEMENTS
Future Adoption of New Applicable Accounting Standards
Improvements to Income Tax Disclosures
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, "Improvements to Income Tax Disclosures" ("ASU 2023-09"). This guidance enhances the annual income tax disclosure requirements by requiring disaggregated information related to the effective tax rate reconciliation and income taxes paid, as well as other disclosure requirements. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the impact of ASU 2023-09 on its financial statement disclosures.

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

Aviditi Capital Advisors, LLC ("Aviditi Advisors")
On August 23, 2024, the Company completed the acquisition of Aviditi Advisors, an alternative investment bank providing full lifecycle services to financial sponsors, global alternative investment managers and limited partner investors. The acquisition added private capital advisory capabilities to the platform. The purchase price consisted of cash consideration, equity consideration, contingently returnable consideration and contingent consideration. The net assets acquired by the Company, including measurement period adjustments, were $34.5 million.

The Company recorded $10.2 million of goodwill on the consolidated statements of financial condition, all of which is expected to be deductible for income tax purposes. In management's opinion, the goodwill represents the reputation and operating expertise of Aviditi Advisors. Identifiable intangible asset purchased by the Company consisted of customer relationships with an acquisition date fair value of $1.5 million.

Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for the full disclosure of the Company's acquisition of Aviditi Advisors.
Piper Sandler Companies | 10

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 5 | RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

	March 31,	December 31,
(Amounts in thousands)	2025	2024
Receivables from brokers, dealers and clearing organizations
Receivable from clearing organizations	$17,852	$154,409
Receivable from brokers and dealers	14,801	20,082
Total receivables from brokers, dealers and clearing organizations	$32,653	$174,491

Payables to brokers, dealers and clearing organizations
Payable to brokers and dealers	$765	$5,862
Total payables to brokers, dealers and clearing organizations	$765	$5,862

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

Equity Securities
Exchange traded equity securities are valued based on quoted prices from the exchange for identical assets or liabilities as of the period-end date. To the extent these securities are actively traded and valuation adjustments are not applied, they are categorized as Level I. Non-exchange traded equity securities are measured primarily using broker quotations, prices observed for recently executed market transactions and internally-developed fair value estimates based on observable inputs and are categorized as Level II.

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

Piper Sandler Companies | 13

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the valuation of the Company's financial instruments by pricing observability levels defined in FASB Accounting Standards Codification Topic 820, "Fair Value Measurement" ("ASC 820") as of March 31, 2025:

				Counterparty
				and Cash
				Collateral
(Amounts in thousands)	Level I	Level II	Level III	Netting (1)	Total
Assets
Financial instruments and other inventory positions owned:
Corporate securities:
Convertible securities	$—	$132,054	$—	$—	$132,054
Equity securities	727	9,178	—	—	9,905
Fixed income securities	—	5,007	—	—	5,007
Municipal securities:
Taxable securities	—	34,085	—	—	34,085
Tax-exempt securities	—	124,953	282	—	125,235
Short-term securities	—	42,808	—	—	42,808
Asset-backed securities	—	39,685	—	—	39,685
U.S. government agency securities	—	79,026	—	—	79,026
U.S. government securities	1,383	—	—	—	1,383
Derivative contracts	—	7,037	4,356	(5,896)	5,497
Total financial instruments and other inventory positions owned	2,110	473,833	4,638	(5,896)	474,685

Cash equivalents	102,912	—	—	—	102,912
Investments at fair value (2)	80,022	—	166,264	—	246,286
Total assets	$185,044	$473,833	$170,902	$(5,896)	$823,883

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$43,939	$—	$—	$—	$43,939
Fixed income securities	—	2,131	—	—	2,131
U.S. government securities	39,471	—	—	—	39,471
Derivative contracts	—	4,909	2,278	(6,112)	1,075
Total financial instruments and other inventory positions sold, but not yet purchased	$83,410	$7,040	$2,278	$(6,112)	$86,616
(1)Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.
(2)Includes noncontrolling interests of $168.4 million attributable to unrelated third-party ownership in consolidated alternative asset management funds, of which $126.9 million is classified as Level III.

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

Piper Sandler Companies | 15

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

At March 31, 2025, the Company's Level I investments at fair value included $25.6 million of equity securities subject to contractual sale restrictions, of which $7.2 million will expire in the third quarter of 2025. The contractual sale restrictions on the remaining $18.4 million of equity securities are in effect during certain trading windows.

The following table summarizes the changes in fair value associated with Level III financial instruments held at the beginning or end of the periods presented:

	Level III
	Assets			Liabilities
(Amounts in thousands)	Tax-Exempt Municipal Securities	Derivative Contracts	Investments at Fair Value	Derivative Contracts
Balance at December 31, 2024	$273	$1,819	$176,970	$991
Purchases	—	—	11,486	—
Sales	—	—	—	—
Settlements	—	(100)	—	(42)
Transfers in	—	—	—	—
Transfers out (1)	—	—	(8,182)	—
Total realized and unrealized gains/(losses)	9	2,637	(14,010)	1,329
Balance at March 31, 2025	$282	$4,356	$166,264	$2,278

Balance at December 31, 2023	$2,869	$5,834	$224,280	$7,962
Purchases	—	—	12,000	—
Sales	(1,901)	—	—	—
Settlements	—	(2,842)	—	(1,434)
Transfers in	—	—	—	—
Transfers out (1)	—	—	(13,219)	—
Total realized and unrealized (losses)	(692)	(238)	(5,368)	(1,957)
Balance at March 31, 2024	$276	$2,754	$217,693	$4,571

Unrealized gains/(losses) for assets/liabilities held at:
March 31, 2025	$9	$3,000	$(14,010)	$1,638
March 31, 2024	$9	$227	$(834)	$(288)
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

Piper Sandler Companies | 16

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company's Level III financial instruments as of March 31, 2025:

	Valuation			Weighted
	Technique	Unobservable Input	Range	Average (1)
Assets
Tax-exempt municipal securities	Discounted cash flow	Expected recovery rate (% of par) (3)	0 - 25%	13.4%
Derivative contracts	Discounted cash flow	Premium over the MMD curve in basis points ("bps") (3)	2 - 42 bps	18.6 bps
Investments at fair value (2)	Market approach	Revenue multiple (3)	1 - 10 times	6.4 times
		EBITDA multiple (3)	11 - 15 times	13.0 times
	Discounted cash flow	Discount rate (4)	20 - 25%	23.8%

Liabilities
Derivative contracts	Discounted cash flow	Premium over the MMD curve in bps (4)	0 - 43 bps	8.2 bps
(1)Unobservable inputs were weighted by the relative fair value of the financial instruments.
(2)As of March 31, 2025, the Company had $166.3 million of Level III investments at fair value, of which $74.4 million was valued based on a recent round of independent financing.
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

Piper Sandler Companies | 17

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 7 | FINANCIAL INSTRUMENTS AND OTHER INVENTORY POSITIONS

	March 31,	December 31,
(Amounts in thousands)	2025	2024
Financial instruments and other inventory positions owned
Corporate securities:
Convertible securities	$132,054	$136,176
Equity securities	9,905	2
Fixed income securities	5,007	1,583
Municipal securities:
Taxable securities	34,085	21,171
Tax-exempt securities	125,235	126,945
Short-term securities	42,808	1,075
Asset-backed securities	39,685	50,188
U.S. government agency securities	79,026	78,256
U.S. government securities	1,383	4,633
Derivative contracts	5,497	5,699
Total financial instruments and other inventory positions owned	$474,685	$425,728

Financial instruments and other inventory positions sold, but not yet purchased
Corporate securities:
Equity securities	$43,939	$19,740
Fixed income securities	2,131	614
U.S. government securities	39,471	54,249
Derivative contracts	1,075	2,379
Total financial instruments and other inventory positions sold, but not yet purchased	$86,616	$76,982

At March 31, 2025 and December 31, 2024, financial instruments and other inventory positions owned in the amount of $74.4 million and $74.6 million, respectively, had been pledged as collateral for short-term financing arrangements.

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

	March 31, 2025			December 31, 2024
(Amounts in thousands)	Derivative	Derivative	Notional	Derivative	Derivative	Notional
Derivative Category	Assets (1)	Liabilities (2)	Amount	Assets (1)	Liabilities (2)	Amount
Interest rate:
Customer matched-book	$8,500	$6,240	$344,933	$10,906	$8,629	$393,860
Trading securities	2,893	947	210,776	1,098	442	171,333
	$11,393	$7,187	$555,709	$12,004	$9,071	$565,193
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

		Three Months Ended
(Amounts in thousands)		March 31,
Derivative Category	Operations Category	2025	2024
Interest rate derivative contract	Investment banking	$—	$(84)
Interest rate derivative contract	Institutional brokerage	1,244	311
		$1,244	$227

Credit risk associated with the Company's derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company's derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company's financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The Company's derivative contracts are generally collateralized by its counterparties, who are major financial institutions. As of March 31, 2025, the Company had $5.2 million of uncollateralized credit exposure with three counterparties (notional contract amount of $75.4 million), including $4.4 million of uncollateralized credit exposure with one counterparty.

Piper Sandler Companies | 19

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 8 | INVESTMENTS

	March 31,	December 31,
(Amounts in thousands)	2025	2024
Investments at fair value	$246,286	$267,318
Investments at cost	281	281
Investments accounted for under the equity method	15,041	14,363
Total investments	261,608	281,962
Less: Investments attributable to noncontrolling interests (1)	(168,389)	(187,624)
Total investments attributable to Piper Sandler Companies	$93,219	$94,338
(1)Noncontrolling interests are attributable to unrelated third-party ownership in consolidated alternative asset management funds.

At March 31, 2025, investments carried on a cost basis had an estimated fair market value of $0.3 million. Because valuation estimates were based upon management's judgment, investments carried at cost would be categorized as Level III assets in the fair value hierarchy, if they were carried at fair value.

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
Piper Sandler Companies | 20

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

	March 31,	December 31,
(Amounts in thousands)	2025	2024
Assets
Cash and cash equivalents	$4,419	$10,078
Investments	214,507	236,138
Other assets	10	1,099
Total assets	$218,936	$247,315

Liabilities
Other liabilities and accrued expenses	$8,729	$12,166
Total liabilities	$8,729	$12,166

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

Nonconsolidated VIEs
The Company determined it is not the primary beneficiary of certain VIEs and, accordingly, does not consolidate them. These VIEs had net assets approximating $1.07 billion and $1.09 billion at March 31, 2025 and December 31, 2024, respectively. The Company's exposure to loss from these VIEs is $15.0 million, which is the carrying value of its capital contributions recorded in investments on the consolidated statements of financial condition at March 31, 2025. The Company had no liabilities related to these VIEs at March 31, 2025 and December 31, 2024. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of March 31, 2025.

NOTE 10 | OTHER ASSETS

	March 31,	December 31,
(Amounts in thousands)	2025	2024
Installment fee receivables	$43,775	$43,993
Fee receivables	84,001	53,189
Forgivable employee loans	58,507	45,526
Prepaid expenses	18,439	26,478
Income tax receivables	13,167	—
Other	16,077	14,606
Total other assets	$233,966	$183,792

The Company's installment fee receivables and forgivable employee loans are carried at amortized cost, which approximates fair value, and would be categorized as Level II assets in the fair value hierarchy if they were carried at fair value.

The Company estimates the allowance for credit losses using relevant available information from internal and external sources relating to historical credit loss experience, current economic conditions and reasonable and supportable forecasts that could potentially affect the collectibility of the reported amounts. The allowance for credit losses was immaterial at March 31, 2025 and December 31, 2024.

Piper Sandler Companies | 21

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 11 | SHORT-TERM FINANCING
Unsecured Revolving Credit Facility
The Company has an unsecured $120 million revolving credit facility with U.S. Bank N.A. The credit agreement will terminate on December 20, 2027, unless otherwise terminated. The interest rate is variable and based on either the federal funds rate or prime rate plus an applicable margin. This credit facility includes customary events of default and covenants that, among other things, require the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital of $120 million, limit the Company's leverage ratio, require maintenance of a minimum ratio of operating cash flow to fixed charges, and impose certain limitations on the Company's ability to make acquisitions and make payments on its capital stock. At March 31, 2025 and December 31, 2024, there were $10.0 million of advances against this credit facility, with a weighted average interest rate of 6.33 percent.

Secured Revolving Credit Facility
The Company has a $30 million revolving credit facility with Cadence Bank. Advances under this facility are secured by certain installment fee receivables. The credit agreement will terminate on August 23, 2027, unless otherwise terminated. The interest rate is variable and based on either the federal funds rate, prime rate, or SOFR plus an applicable margin. This credit facility includes customary events of default and covenants that, among other things, require the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital of $120 million, limit the Company's leverage ratio, require maintenance of a minimum fixed charge coverage ratio, and impose certain limitations on the Company's ability to make acquisitions and make payments on its capital stock. At March 31, 2025, there were $5.0 million of advances against this credit facility, with a weighted average interest rate of 6.41 percent. At December 31, 2024, the Company had no advances against this credit facility.

NOTE 12 | LEASES
The Company leases office space throughout the U.S. and in a limited number of foreign countries where its international operations reside. Aggregate minimum lease payments     on an undiscounted basis for the Company's operating leases and a reconciliation to accrued lease liabilities included on the consolidated statements of financial condition as of March 31, 2025 were as follows:

(Amounts in thousands)
Remainder of 2025	$20,797
2026	26,039
2027	24,101
2028	16,034
2029	14,393
Thereafter	66,603
Total operating lease payments	167,967
Less: Tenant improvement allowances	(14,557)
Less: Present value discount	(52,745)
Total accrued lease liabilities	$100,665

The following table summarizes the Company's operating lease costs:

	Three Months Ended
	March 31,
(Amounts in millions)	2025	2024
Operating lease costs	$6.5	$5.5
Operating lease costs related to short-term leases	0.1	0.1

At March 31, 2025, the weighted average remaining lease term for operating leases was 8.0 years and the weighted average discount rate was 5.7 percent.

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

The Company accrues for potential losses resulting from pending and potential legal actions, investigations and regulatory proceedings when such losses are probable and reasonably estimable. In many cases, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount or range of any potential loss, particularly where proceedings may be in relatively early stages or where plaintiffs are seeking substantial or indeterminate damages. Matters frequently need to develop before a probability of loss can be determined or range of loss can reasonably be estimated. Given uncertainties regarding the timing, scope, volume and outcome of pending and potential legal actions, investigations and regulatory proceedings and other factors, the amounts of accruals and ranges of reasonably possible losses are difficult to determine and of necessity subject to future revision. Subject to the foregoing, management of the Company believes, based on currently available information, after consultation with outside legal counsel and taking into account any prior accruals, that pending legal actions, investigations and regulatory proceedings will be resolved with no material adverse effect on the financial condition, results of operations or cash flows of the Company.

If during any period a potential adverse contingency becomes probable or is resolved for an amount in excess of the established accrual, the results of operations and cash flows in that period and the financial condition as of the end of that period could be materially adversely affected. In addition, there can be no assurance that material losses will not be incurred from claims that have not yet been brought to the Company's attention or are not yet determined to be reasonably possible. Reasonably possible losses in excess of amounts accrued at March 31, 2025 are not material.

Litigation-related accrual activity included within other operating expenses was immaterial for the three months ended March 31, 2025 and included a $3.5 million reversal of other operating expenses for the three months ended March 31, 2024.

NOTE 14 | SHAREHOLDERS' EQUITY
Dividends
The Company's current dividend policy is intended to return a metric based on fiscal year net income to its shareholders. The Company's board of directors determines the declaration and payment of dividends and is free to change the Company's dividend policy at any time.

During the three months ended March 31, 2025, the Company declared and paid both a quarterly and a special cash dividend on its common stock of $0.65 and $3.00 per share, respectively. The special cash dividend related to the Company's fiscal year 2024 results. Total dividends paid, including accrued forfeitable dividends paid on restricted stock vestings, were $70.3 million for the three months ended March 31, 2025.

On May 2, 2025, the board of directors declared a quarterly cash dividend on its common stock of $0.65 per share to be paid on June 13, 2025, to shareholders of record as of the close of business on May 30, 2025.

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

The following table summarizes the repurchase programs authorized by the Company's board of directors:

Effective Date	Authorized Amount	Expiration Date	Remaining Authorization at March 31, 2025
February 5, 2025	$150.0 million	December 31, 2026	$150.0 million
May 6, 2022	$150.0 million	December 31, 2024	$—

During the three months ended March 31, 2025 and 2024, the Company did not repurchase shares of common stock related to its share repurchase programs.

The following table summarizes the Company's share repurchase activity from employees related to employment tax obligations:

	Three Months Ended
	March 31,
	2025	2024
Common shares repurchased	266,060	288,977
Aggregate purchase price (in millions)	$80.6	$52.1
Average price per share	$303.05	$180.26

Issuance of Shares
The Company issues common shares out of treasury stock as a result of employee restricted share vesting and exercise transactions as discussed in Note 16. During the three months ended March 31, 2025 and 2024, the Company issued 669,048 shares and 730,695 shares, respectively, related to these obligations.

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
(Unaudited)

NOTE 15 | BUSINESS SEGMENT AND REVENUES INFORMATION
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

The CODM evaluates the performance and allocates resources of the reportable segment based on net income attributable to Piper Sandler Companies as reported on the consolidated statements of operations. For the three months ended March 31, 2025 and 2024, net income attributable to Piper Sandler Companies was $64.9 million and $42.5 million, respectively. The significant expense categories of the reportable segment are consistent with the presentation of non-interest expenses on the consolidated statements of operations. The measure of reportable segment assets is reported on the consolidated statements of financial condition as total assets. At March 31, 2025 and December 31, 2024, total assets were $1.82 billion and $2.26 billion, respectively.

The components of net revenues are as follows:

	Three Months Ended
	March 31,
(Amounts in thousands)	2025	2024
Revenues
Investment banking:
Advisory services	$216,800	$157,189
Corporate financing	35,729	52,581
Municipal financing	26,403	20,753
Total investment banking	278,932	230,523

Institutional brokerage:
Equity brokerage	54,254	49,488
Fixed income services	45,002	41,954
Total institutional brokerage	99,256	91,442

Interest income	9,963	8,306
Investment income/(loss)	(29,597)	14,168
Total revenues	358,554	344,439
Interest expense	1,282	1,383
Net revenues	$357,272	$343,056

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

The following table provides a summary of the Company's outstanding equity awards (in shares or units, as applicable) as of March 31, 2025:

Restricted stock
Restricted stock related to compensation plans:
Annual grants	404,782
Sign-on grants	120,945
Inducement grants	16,065
2020 Inducement Plan grants	24,320
2022 Inducement Plan grants	94,957
2024 Inducement Plan grants	43,271
Total restricted stock related to compensation plans	704,340

Restricted stock related to acquisitions (1)	620,131
Total restricted stock	1,324,471

Restricted stock units	113,685

Stock options	133,667
(1)Includes restricted stock with service conditions issued in conjunction with certain acquisitions.

Incentive Plan
The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company's employees and directors for up to 10.9 million shares of common stock (1.8 million shares remained available for future issuance under the Incentive Plan as of March 31, 2025). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant's death, and at the discretion of the compensation committee of the Company's board of directors.

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

	Maximum Payout Leverage
Grant Year	Performance Condition	Market Condition	Total
2025	75%	75%	150%
2024	75%	75%	150%
2023	100%	100%	200%
2022	75%	75%	150%
2021	75%	75%	150%

Piper Sandler Companies | 27

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The fair value of the performance condition portion of the award was based on the closing price of the Company's common stock on the grant date. If the Company determines that it is probable that the performance condition will be achieved, compensation expense is amortized on a straight-line basis over the 36-month performance period. The Company reevaluates achievement of the performance condition by grant year each reporting period with changes in estimated outcomes accounted for using a cumulative effect adjustment to compensation expense. Compensation expense will be recognized only if the performance condition is met. Employees forfeit unvested restricted stock units upon termination of employment with a corresponding reversal of compensation expense. As of March 31, 2025, the expected payout leverage for the performance condition portion of the award by grant year is as follows:

Expected Payout
Grant Year	Leverage
2025	75%
2024	75%
2023	60%

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

		Risk-Free	Expected Stock
Grant Year	Vesting Year	Interest Rate	Price Volatility
2025	2028	4.32%	34.0%
2024	2027	4.38%	34.3%
2023	2026	4.35%	47.5%
2022	2025	1.80%	43.8%
2021	2024	0.23%	43.2%

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

The Company established the 2020 Inducement Plan in conjunction with its acquisition of SOP Holdings, LLC and its subsidiaries, including Sandler O'Neill & Partners, L.P. On January 3, 2020, the Company granted $96.9 million (1,217,423 shares) in restricted stock. These restricted shares had both cliff and graded vesting terms with vesting periods of 18 months, three years or five years (with a weighted average service period of 3.7 years). On April 3, 2020, the Company granted $5.5 million (114,000 shares) in restricted stock under the 2020 Inducement Plan in conjunction with its acquisition of The Valence Group. These restricted shares were subject to graded vesting through April 3, 2025.

The Company established the 2022 Inducement Plan in conjunction with its acquisition of DBO Partners Holding LLC, including its subsidiary, DBO Partners LLC. On October 7, 2022, the Company granted $17.4 million (161,030 shares) in restricted stock. These restricted shares are generally subject to ratable vesting over a five-year vesting period.

The Company established the 2024 Inducement Plan in conjunction with its acquisition of Aviditi Advisors. On August 23, 2024, the Company granted $11.8 million (42,980 shares) in restricted stock. These restricted shares have both ratable and graded vesting terms with vesting periods of three or five years.

Stock-Based Compensation Activity
The following table summarizes the Company's stock-based compensation activity:

	Three Months Ended
	March 31,
(Amounts in millions)	2025	2024
Stock-based compensation expense	$30.8	$26.7
Forfeitures	0.3	0.5
Tax benefit related to stock-based compensation expense	5.7	4.0

Piper Sandler Companies | 29

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the changes in the Company's unvested restricted stock:

	Unvested	Weighted Average
	Restricted Stock	Grant Date
	(in Shares)	Fair Value
December 31, 2024	1,740,128	$128.01
Granted	169,859	309.59
Vested	(584,355)	127.43
Canceled	(1,161)	251.98
March 31, 2025	1,324,471	$151.45

The following table summarizes the changes in the Company's unvested restricted stock units:

	Unvested	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
December 31, 2024	152,318	$169.34
Granted	31,060	298.65
Vested	(69,693)	148.90
Canceled	—	—
March 31, 2025	113,685	$217.19
As of March 31, 2025, there was $71.3 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 3.1 years.

The following table summarizes the changes in the Company's outstanding stock options:

			Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
December 31, 2024	148,667	$135.20	5.7	$24,492,634
Granted	—	—
Exercised	(15,000)	99.00		3,000,762
Canceled	—	—
Expired	—	—
March 31, 2025	133,667	$139.26	5.7	$14,488,936

Options exercisable at March 31, 2025	58,667	$99.00	2.9	$8,721,436

As of March 31, 2025, there was $2.0 million of unrecognized compensation cost related to stock options expected to be recognized over a weighted average period of 2.9 years. There was no tax benefit recorded as a result of stock option exercises for the three months ended March 31, 2025.

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

The Company also grants MFRS awards for retention purposes ("Retention MFRS Awards"). As employees must fulfill service requirements in exchange for rights to these awards, compensation expense is amortized on a straight-line basis over the requisite service period. Retention MFRS Awards have both ratable and graded vesting terms with vesting periods of three to five years. The Company purchased selected mutual funds to economically hedge its obligation related to the Retention MFRS Awards. These amounts are included in investments on the consolidated statements of financial condition. The related compensation liability is included in accrued compensation on the consolidated statements of financial condition. Changes in the fair value of the investments made by the Company are reported in investment income/(loss) and changes in the corresponding compensation liability are reflected as compensation and benefits expense on the consolidated statements of operations.

Nonqualified Deferred Compensation Plan
The nonqualified deferred compensation plan is an unfunded plan which allows certain highly compensated employees, at their election, to defer a portion of their compensation. This plan was closed to future deferral elections by participants for performance periods beginning after December 31, 2017. The amounts deferred under this plan are held in a grantor trust. The Company invests, as a principal, in investments to economically hedge its obligation under the nonqualified deferred compensation plan. The investments in the grantor trust consist of mutual funds which are categorized as Level I in the fair value hierarchy. These investments totaled $16.1 million and $22.0 million as of March 31, 2025 and December 31, 2024, respectively, and are included in investments on the consolidated statements of financial condition. A corresponding deferred compensation liability is included in accrued compensation on the consolidated statements of financial condition. The compensation deferred by the employees was expensed in the period earned. Changes in the fair value of the investments made by the Company are reported in investment income/(loss) and changes in the corresponding deferred compensation liability are reflected as compensation and benefits expense on the consolidated statements of operations.

Piper Sandler Companies | 31

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Acquisition-Related Compensation Arrangements
In conjunction with the 2024 acquisition of Aviditi Advisors, additional cash of up to $86.3 million may be earned if certain net revenue targets are achieved during the performance period from August 23, 2024 to December 31, 2028. Certain amounts may be earned by Aviditi Advisors' non-employee equity owners with no service requirements. The Company recorded a liability as of the acquisition date for the fair value of this contingent consideration, which was included in the purchase price. Adjustments to this liability after the acquisition date, if any, will be recorded as non-compensation expense on the consolidated statements of operations. The remaining amounts may be earned by employee owners in exchange for service requirements. Amounts estimated to be payable, if any, will be recorded as compensation expense on the consolidated statements of operations over the respective requisite service period. If earned, amounts will be paid on various dates through the second quarter of 2029.

In conjunction with the 2022 acquisition of Cornerstone Macro, additional cash of up to $27.8 million was available to be earned based on achieving a net revenue target during the performance period from July 1, 2022 to December 31, 2023. Of the total amount, up to $6.0 million was available to be earned by Cornerstone Macro's equity owners with no service requirements. The Company paid the maximum amount of $6.0 million related to this additional cash payment in the second quarter of 2024. The remaining amount may be earned by the equity owners, whom are now employees of the Company, and certain employees in exchange for service requirements. Amounts estimated to be payable, if any, will be recorded as compensation expense on the consolidated statements of operations over the requisite service period, and will be paid by June 30, 2025 and June 30, 2026. As of March 31, 2025, the Company expects $5.2 million will be earned and has accrued $3.8 million related to these additional cash payments. The Company recorded $0.3 million and $0.8 million in compensation expense related to these additional cash payments for the three months ended March 31, 2025 and 2024, respectively.

In conjunction with the 2020 acquisition of TRS Advisors LLC, additional cash was available to be earned by certain employees if a revenue threshold was exceeded during the three-year post-acquisition period (the "TRS Earnout"). The Company paid the maximum amount of $7.0 million related to the TRS Earnout in the first quarter of 2024. Amounts payable were recorded as compensation expense on the consolidated statements of operations over the requisite service period. The Company recorded $0.5 million in compensation expense related to the TRS Earnout for the three months ended March 31, 2024.

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

The computation of EPS is as follows:

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2025	2024
Net income attributable to Piper Sandler Companies	$64,915	$42,493

Shares for basic and diluted calculations
Average shares used in basic computation	16,378	15,499
Stock options	66	37
Restricted stock units	139	157
Restricted shares	1,205	1,811
Average shares used in diluted computation	17,788	17,504

Earnings per common share
Basic	$3.96	$2.74
Diluted	$3.65	$2.43

The anti-dilutive effects from stock options and restricted shares were immaterial for the three months ended March 31, 2025 and 2024.

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

At March 31, 2025, net capital calculated under the SEC rule was $225.6 million, and exceeded the minimum net capital required under the SEC rule by $224.6 million.

The Company's unsecured revolving credit facility and secured revolving credit facility include covenants requiring Piper Sandler to maintain a minimum regulatory net capital of $120 million. The Company's fully disclosed clearing agreement with Pershing includes a covenant requiring Piper Sandler to maintain excess net capital of $120 million.

Piper Sandler Ltd., a broker dealer subsidiary registered in the U.K., is subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority. As of March 31, 2025, Piper Sandler Ltd. was in compliance with the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority.

Piper Sandler Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At March 31, 2025, Piper Sandler Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Aviditi Capital Advisors Europe GmbH, a European subsidiary, is authorized and regulated by the Federal Financial Supervisory Authority ("BaFin") as a tied agent of AHP Capital Management GmbH, a third-party financial institution.
Piper Sandler Companies | 34

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Piper Sandler Companies | 35

The following information should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes and exhibits included elsewhere in this Quarterly Report on Form 10-Q.

Certain statements in this Quarterly Report on Form 10-Q may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements include, among other things, statements other than historical information or statements of current conditions and may relate to our future plans and objectives and results, and also may include our belief regarding the effect of various legal proceedings, as set forth under "Legal Proceedings" in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2024, as updated in our subsequent reports filed with the Securities and Exchange Commission ("SEC"), and under "Legal Proceedings" in Part II, Item 1 of this Quarterly Report on Form 10-Q. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under "External Factors Impacting Our Business" as well as the factors identified under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, as updated in our subsequent reports filed with the SEC, and under "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.

Item 2 in this Form 10-Q includes financial measures that are not prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP"). Management believes that presenting these results and measures on an adjusted basis in conjunction with the corresponding U.S. GAAP measures provides the most meaningful basis for comparison of our operating results across periods and enhances the overall understanding of our current financial performance by excluding certain items that may not be indicative of our core operating results. The non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of financial performance prepared in accordance with U.S. GAAP. See "Explanation and Reconciliation of Non-GAAP Financial Measures" for a detailed explanation of the adjustments made to the corresponding U.S. GAAP measures and a reconciliation of U.S. GAAP to adjusted, non-GAAP financial information.

EXECUTIVE OVERVIEW
Our business principally consists of providing investment banking and institutional brokerage services to corporations, private equity groups, public entities, non-profit entities and institutional investors in the U.S. and Europe. We operate through one reportable business segment in order to maximize the value we provide to clients by leveraging our diversified expertise and broad relationships of the experienced professionals across our company. Refer to our Annual Report on Form 10-K for the year ended December 31, 2024 for a full description of our business, including our business strategy.

As part of our growth strategy, on August 23, 2024, we completed the acquisition of Aviditi Capital Advisors, LLC, an alternative investment bank providing full lifecycle services to financial sponsors, global alternative investment managers and limited partner investors. The transaction added private capital advisory capabilities to our platform.

Piper Sandler Companies | 36

Financial Highlights

	Three Months Ended
(Amounts in thousands, except per share data)	Mar. 31,	Mar. 31,	2025
	2025	2024	v2024
U.S. GAAP
Net revenues	$357,272	$343,056	4.1%
Compensation and benefits	248,457	222,446	11.7
Non-compensation expenses	79,382	68,188	16.4
Income before income tax expense/(benefit)	29,433	52,422	(43.9)
Income tax expense/(benefit)	(7,335)	2,844	N/M
Net income attributable to Piper Sandler Companies	64,915	42,493	52.8
Earnings per diluted common share	$3.65	$2.43	50.2

Ratios and margin
Compensation ratio	69.5%	64.8%
Non-compensation ratio	22.2%	19.9%
Pre-tax margin	8.2%	15.3%
Effective tax rate	(24.9)%	5.4%

Non-GAAP(1)
Adjusted net revenues	$383,310	$333,905	14.8%
Adjusted compensation and benefits	239,569	210,698	13.7
Adjusted non-compensation expenses	75,197	67,261	11.8
Adjusted operating income	68,544	55,946	22.5
Adjusted income tax expense/(benefit)	(4,951)	5,962	N/M
Adjusted net income attributable to Piper Sandler Companies	73,495	49,984	47.0
Adjusted earnings per diluted common share	$4.09	$2.79	46.6

Adjusted ratios and margin
Adjusted compensation ratio	62.5%	63.1%
Adjusted non-compensation ratio	19.6%	20.1%
Adjusted operating margin	17.9%	16.8%
Adjusted effective tax rate	(7.2)%	10.7%
(1)See "Explanation and Reconciliation of Non-GAAP Financial Measures" for a detailed explanation of the adjustments made to the corresponding U.S. GAAP measures and a reconciliation of U.S. GAAP to adjusted, non-GAAP financial information.
N/M – Not meaningful

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

Piper Sandler Companies | 37

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

Outlook for the Remainder of 2025
During the first quarter of 2025, uncertainty concerning the outlook for the U.S. economy increased in response to announcements by the U.S. presidential administration concerning its trade policy, including the implementation of increased global tariffs. The effects of announced U.S. trade policy, and any retaliatory actions (i.e., "trade wars") by global trading partners, including China and the European Union, and their potential impact on inflation, supply chains, and global trade is difficult to predict and has led to volatility in financial markets. Furthermore, there are concerns that this uncertainty has begun to lead to a global economic deceleration, and increased fears of a recession in the U.S. Monetary policy in the U.S. remains a prevalent factor impacting the economy and financial markets. The U.S. Federal Reserve held its short-term benchmark interest rate steady in the first quarter of 2025, indicating that it will monitor the inflationary impacts of U.S. trade policy as it balances its goals of maximum employment and stable prices. In addition, geopolitical concerns, including the conflicts in the Middle East and Eastern Europe and increased tensions with China as a result of the current trade war, could negatively impact financial market activity. These risks and uncertainties may pose consequences for the global economy and inject periods of heightened volatility into the U.S. equity and debt markets and may impact our overall client and business activity. A significant decrease in uncertainty, or resolutions to trade disputes and geopolitical concerns, would likely be constructive for global and U.S. economic conditions, and consequently, our client and business activity.

Our advisory services performance for the first quarter of 2025 was broad-based across industry groups as our results continue to benefit from our sector and product diversification. With heightened volatility, we expect active mergers and acquisitions ("M&A") transaction cycles to slow and new transaction announcements to be delayed. We anticipate that the conversion of our pipeline will be impacted and that second quarter of 2025 advisory services revenues will decline from the first quarter levels. However, we expect certain areas of the M&A market to remain active, such as service-based business models, and those companies that are less impacted by trade barriers will continue to transact at strong valuations. When markets become more constructive, we anticipate a strong and fairly broad rebound in activity, particularly with financial sponsors, which we are well positioned to capitalize on.

Our corporate financing activity declined in the first quarter as the market environment for equity financing weakened. Declining equity valuations and increased uncertainty resulted in a meaningful decline in the economic fee pool year-over-year, while the healthcare economic fee pool decreased over 60 percent from the first quarter of 2024. Equity financing activity has been very slow to start the second quarter and we expect that trend to continue until volatility subsides and valuations stabilize.

The equity markets experienced increased volatility and higher volumes during the first quarter of 2025. Our equity brokerage business continues to benefit from the quality of our trade execution and research product, especially during periods of heightened volatility. The second quarter of 2025 has started strong, and as long as volatility persists, activity should remain elevated as clients actively position their portfolios in this rapidly evolving landscape.

Our fixed income services business experienced solid activity across most of our client verticals during the first quarter of 2025 due to more accommodative markets. The near-term fixed income outlook remains cautious as persistent rate volatility continues to hamper client activity. However, the combination of potential short-term benchmark interest rate cuts by the U.S. Federal Reserve, a steepening yield curve, and reduced day-to-day volatility should increase investor confidence in committing capital into fixed income markets.

Our municipal financing activity was robust in the first quarter of 2025 across both our governmental and specialty sector businesses. Favorable market conditions, combined with growing infrastructure needs, led many issuers to access the market. However, activity in the second quarter of 2025 has started slowly as significant rate volatility has made it challenging to price transactions and several transactions have been postponed. We have a robust pipeline of issuers looking to access the market, but our near-term outlook is dependent on stabilization of the market.

Piper Sandler Companies | 38

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND MARCH 31, 2024
The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated:

				As a Percentage of
				Net Revenues for the
	Three Months Ended			Three Months Ended
	March 31,			March 31,
			2025
(Amounts in thousands)	2025	2024	v2024	2025	2024
Revenues
Investment banking:
Advisory services	$216,800	$157,189	37.9%	60.7%	45.8%
Corporate financing	35,729	52,581	(32.0)	10.0	15.3
Municipal financing	26,403	20,753	27.2	7.4	6.0
Total investment banking	278,932	230,523	21.0	78.1	67.2

Institutional brokerage:
Equity brokerage	54,254	49,488	9.6	15.2	14.4
Fixed income services	45,002	41,954	7.3	12.6	12.2
Total institutional brokerage	99,256	91,442	8.5	27.8	26.7

Interest income	9,963	8,306	19.9	2.8	2.4
Investment income/(loss)	(29,597)	14,168	N/M	(8.3)	4.1
Total revenues	358,554	344,439	4.1	100.4	100.4
Interest expense	1,282	1,383	(7.3)	0.4	0.4
Net revenues	357,272	343,056	4.1	100.0	100.0

Non-interest expenses
Compensation and benefits	248,457	222,446	11.7	69.5	64.8
Outside services	14,718	12,422	18.5	4.1	3.6
Occupancy and equipment	18,227	16,036	13.7	5.1	4.7
Communications	14,779	13,229	11.7	4.1	3.9
Marketing and business development	13,474	10,763	25.2	3.8	3.1
Deal-related expenses	5,462	6,387	(14.5)	1.5	1.9
Trade execution and clearance	5,174	4,866	6.3	1.4	1.4
Intangible asset amortization	2,076	2,361	(12.1)	0.6	0.7
Other operating expenses	5,472	2,124	157.6	1.5	0.6
Total non-interest expenses	327,839	290,634	12.8	91.8	84.7

Income before income tax expense/(benefit)	29,433	52,422	(43.9)	8.2	15.3
Income tax expense/(benefit)	(7,335)	2,844	N/M	(2.1)	0.8
Net income	36,768	49,578	(25.8)	10.3	14.5
Net income/(loss) attributable to noncontrolling interests	(28,147)	7,085	N/M	(7.9)	2.1
Net income attributable to Piper Sandler Companies	$64,915	$42,493	52.8	18.2	12.4
N/M – Not meaningful
Piper Sandler Companies | 39

Net Revenues

Net revenues on a U.S. GAAP basis were $357.3 million for the three months ended March 31, 2025, compared with $343.1 million in the prior-year period. For the three months ended March 31, 2025, adjusted net revenues were $383.3 million, compared with $333.9 million in the first quarter of 2024. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise. See "Explanation and Reconciliation of Non-GAAP Financial Measures" for a detailed explanation of the adjustments made to the corresponding U.S. GAAP measures and a reconciliation of U.S. GAAP to adjusted, non-GAAP financial information.

The following table provides supplemental business information:

	Three Months Ended
	March 31,
	2025	2024
Advisory services
Completed M&A and restructuring transactions	42	48
Completed capital advisory transactions	13	9
Total completed advisory transactions	55	57

Corporate financings
Total equity transactions priced	15	25
Book run equity transactions priced	11	20
Total debt and preferred transactions priced	12	10
Book run debt and preferred transactions priced	8	6

Advisory services and corporate financing
Number of managing directors	182	171

Municipal negotiated issues
Aggregate par value of issues priced (in billions)	$3.4	$4.0
Total issues priced	94	86

Equity brokerage
Number of shares traded (in billions)	2.9	2.6

Investment Banking Revenues

Investment banking revenues comprise all of the revenues generated through advisory services activities, which include M&A, equity and debt private placements, debt, restructuring and private capital advisory, and municipal financial advisory transactions. Collectively, debt advisory transactions and equity and debt private placements are referred to as capital advisory transactions. Investment banking revenues also include equity and debt corporate financing activities and municipal financings.

Piper Sandler Companies | 40

In the first quarter of 2025, investment banking revenues increased 21.0 percent to $278.9 million, compared with $230.5 million in the prior-year period. For the three months ended March 31, 2025, advisory services revenues were $216.8 million, up 37.9 percent compared to $157.2 million in the first quarter of 2024, driven by a higher average fee. During the quarter, our advisory services performance across industry groups was broad based, and five of our seven groups delivered year-over-year growth. For the three months ended March 31, 2025, corporate financing revenues were $35.7 million, down 32.0 percent compared with $52.6 million for the three months ended March 31, 2024, due to fewer completed equity transactions and a lower average fee. Equity financing activity for us and the market was impacted by higher volatility and declining valuations. Performance during the first quarter of 2025 was led by the healthcare sector, and we served as book runner on 7 of 8 completed healthcare equity deals. Municipal financing revenues for the three months ended March 31, 2025 were $26.4 million, up 27.2 percent compared to $20.8 million in the prior-year period, driven by increased municipal negotiated issuance activity across both our governmental and specialty sector businesses resulting from more accommodative market conditions.

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

For the three months ended March 31, 2025, institutional brokerage revenues were $99.3 million, up 8.5 percent compared with $91.4 million in the prior-year period. Equity brokerage revenues were $54.3 million in the first quarter of 2025, up 9.6 percent compared with $49.5 million in the corresponding period of 2024 due to increased client activity resulting from higher market volatility. For the three months ended March 31, 2025, fixed income services revenues were $45.0 million, up 7.3 percent compared to $42.0 million in the prior-year period, driven by increased activity across most of our client verticals resulting from more accommodative markets.

Interest Income

Interest income represents amounts earned from holding long inventory positions and cash balances, as well as interest earned on installment fee receivables. For the three months ended March 31, 2025, interest income increased to $10.0 million, compared with $8.3 million for the three months ended March 31, 2024, primarily due to interest earned on installment fee receivables.

Investment Income/(Loss)

Investment income/(loss) includes realized and unrealized gains and losses on investments, including amounts attributable to noncontrolling interests, in our alternative asset management funds, as well as management and performance fees generated from those funds. For the three months ended March 31, 2025, we recorded an investment loss of $29.6 million, compared to investment income of $14.2 million in the corresponding period of 2024. In the first quarter of 2025, we recorded losses on our investments and the noncontrolling interests in the alternative asset funds that we manage primarily due to lower public company equity valuations. Excluding the impact of noncontrolling interests, adjusted investment loss was $3.6 million for the three months ended March 31, 2025, compared with adjusted investment income of $5.0 million for the three months ended March 31, 2024.

Interest Expense

Interest expense represents amounts associated with financing, economically hedging and holding short inventory positions, including interest paid on our short-term financing arrangements, as well as commitment fees on certain short-term financing arrangements. For the three months ended March 31, 2025, interest expense decreased slightly to $1.3 million, compared with $1.4 million in the prior-year period.

Piper Sandler Companies | 41

Non-Interest Expenses
Non-interest expenses on a U.S. GAAP basis were $327.8 million for the three months ended March 31, 2025, compared to $290.6 million in the prior-year period. For the three months ended March 31, 2025, adjusted non-interest expenses were $314.8 million, compared with $278.0 million for the first quarter of 2024. The variance explanations for non-interest expenses and adjusted non-interest expenses are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise. See "Explanation and Reconciliation of Non-GAAP Financial Measures" for a detailed explanation of the adjustments made to the corresponding U.S. GAAP measures and a reconciliation of U.S. GAAP to adjusted, non-GAAP financial information.

Compensation and Benefits
Compensation and benefits expenses, which are the largest component of our expenses, include salaries, incentive compensation, benefits, stock-based compensation, employment taxes, the reversal of expenses associated with the forfeiture of stock-based compensation and other employee-related costs. A significant portion of compensation expense is comprised of variable incentive arrangements, including discretionary incentive compensation, the amount of which fluctuates in proportion to the level of business activity, increasing with higher revenues and operating profits and decreasing with lower revenues and operating profits. Other compensation costs, primarily base salaries and benefits, are more fixed in nature. The timing of incentive compensation payments, which is generally in February, has a greater impact on our cash position and liquidity than is reflected on our consolidated statements of operations. In conjunction with our acquisitions, we have granted restricted stock, restricted cash with service conditions, and restricted mutual fund shares of investment funds ("MFRS Awards"), which are amortized to compensation expense over the service period. We have also entered into forgivable loans with service conditions, which are amortized to compensation expense over the loan term. Additionally, expense estimates related to revenue-based earnout arrangements with service conditions entered into as part of our acquisitions are amortized to compensation expense over the service period.

The following table summarizes our expected future acquisition-related compensation expense for restricted stock, restricted cash with service conditions, MFRS Awards and forgivable loans with service conditions, as well as expense estimates related to revenue-based earnout arrangements:

(Amounts in thousands)
Remainder of 2025	$19,812
2026	21,490
2027	15,650
2028	5,306
2029	3,408
Total	$65,666

For the three months ended March 31, 2025, compensation and benefits expenses increased 11.7 percent to $248.5 million, compared with $222.4 million in the corresponding period of 2024, due to higher revenues. Compensation and benefits expenses as a percentage of net revenues was 69.5 percent in the first quarter of 2025, compared to 64.8 percent in the first quarter of 2024. The higher compensation ratio was impacted by the investment loss on our investments and the noncontrolling interests in the alternative asset management funds that we manage, which more than offset the benefit from higher net revenues and lower acquisition-related compensation expenses. Our adjusted compensation ratio decreased to 62.5 percent in the first quarter of 2025, compared with 63.1 percent in the first quarter of 2024, primarily due to higher adjusted net revenues.

Outside Services
Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees, fund expenses associated with our consolidated alternative asset management funds and other professional fees. Outside services expenses increased 18.5 percent to $14.7 million in the first quarter of 2025, compared with $12.4 million in the corresponding period of 2024, primarily due to higher professional fees.

Piper Sandler Companies | 42

Occupancy and Equipment
For the three months ended March 31, 2025, occupancy and equipment expenses increased 13.7 percent to $18.2 million, compared with $16.0 million in the corresponding period of 2024, primarily due to incremental expenses as a result of relocating our Minneapolis corporate headquarters to a new building. We expect to incur additional occupancy costs related to this relocation for the remainder of 2025.

Communications
Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third-party market data information. For the three months ended March 31, 2025, communication expenses increased 11.7 percent to $14.8 million, compared with $13.2 million in the corresponding period of 2024, primarily due to higher market data services expenses.

Marketing and Business Development
Marketing and business development expenses include travel and entertainment costs, advertising and third-party marketing fees. For the three months ended March 31, 2025, marketing and business development expenses increased 25.2 percent to $13.5 million, compared with $10.8 million in the corresponding period of 2024, primarily due to higher travel expenses associated with increased business activity.

Deal-Related Expenses
Deal-related expenses include costs we incurred over the course of a completed investment banking deal, which primarily consist of legal fees, offering expenses, and travel costs. For the three months ended March 31, 2025, deal-related expenses were $5.5 million, compared with $6.4 million for the three months ended March 31, 2024. The amount of deal-related expenses is principally dependent on the level and mix of deal activity and may vary from period to period as the recognition of deal-related costs typically coincides with the closing of a transaction.

Trade Execution and Clearance
For the three months ended March 31, 2025, trade execution and clearance expenses increased to $5.2 million, compared with $4.9 million in the corresponding period of 2024.

Intangible Asset Amortization
Intangible asset amortization includes the amortization of definite-lived intangible assets. For the three months ended March 31, 2025, intangible asset amortization was $2.1 million, compared to $2.4 million for the three months ended March 31, 2024.

The following table summarizes the future aggregate amortization expense of our intangible assets with determinable lives:

(Amounts in thousands)
Remainder of 2025	$6,439
2026	7,253
2027	3,480
2028	2,191
2029	541
Total	$19,904

Other Operating Expenses
Other operating expenses primarily include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we accrue for and/or pay out related to legal and regulatory matters. Other operating expenses were $5.5 million in the first quarter of 2025, compared with $2.1 million in the corresponding period in 2024. Other operating expenses for the first quarter of 2024 included a $3.5 million reduction in the accrual for estimated civil penalties related to our regulatory settlements regarding recordkeeping requirements for business-related communications.
Piper Sandler Companies | 43

Pre-Tax Margin

Pre-tax margin for the three months ended March 31, 2025 decreased to 8.2 percent, compared to 15.3 percent for the corresponding period of 2024. Pre-tax margin was lower for the first quarter of 2025 driven by losses on our investments, including amounts attributable to noncontrolling interests in the alternative asset funds we manage. Adjusted pre-tax margin for the three months ended March 31, 2025 increased to 17.9 percent, compared with 16.8 percent for the corresponding period of 2024 primarily driven by higher adjusted net revenues.

Income Taxes

For the three months ended March 31, 2025, our provision for income taxes was a benefit of $7.3 million, which included $25.4 million of tax benefits related to stock-based compensation awards vesting at values greater than the grant price and accrued forfeitable dividends paid on vested restricted stock related to acquisitions. Excluding the impact of these benefits and noncontrolling interests, our effective tax rate was 31.4 percent. The effective tax rate was impacted by non-deductible employee compensation expense, including limitations on the deduction of employee compensation expense enacted with the American Rescue Plan Act of 2021.

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

EXPLANATION AND RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

In Part I, Item 2 of this Quarterly Report on Form 10-Q, we have included financial measures that are not prepared in accordance with U.S. GAAP. Adjustments to these non-GAAP financial measures include (1) the exclusion of investment (income)/loss and non-compensation expenses related to noncontrolling interests, (2) the exclusion of compensation from acquisition-related agreements, (3) the exclusion of amortization of intangible assets related to acquisitions, (4) the exclusion of non-compensation expenses from regulatory settlements regarding recordkeeping requirements for business-related communications and (5) the income tax impact allocated to the adjustments. For U.S. GAAP purposes, these items are included in each of their respective line items on the consolidated statements of operations.

These adjustments affect the following financial measures: net revenues, compensation and benefits expenses, non-compensation expenses, total non-interest expenses, income before income tax expense/(benefit), income tax expense/(benefit), net income attributable to Piper Sandler Companies, earnings per diluted common share, compensation ratio, non-compensation ratio, pre-tax margin and effective tax rate.

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

Piper Sandler Companies | 44

The compensation expenses from acquisition-related agreements and amortization of intangible assets are excluded from the adjusted, non-GAAP financial measures as they represent expenses specifically related to acquisitions and therefore are not part of our ongoing operations.

The non-compensation expenses from regulatory settlements for the three months ended March 31, 2024 include the reversal of other operating expenses of $3.5 million, as we reduced the accrual for civil penalties related to the regulatory settlements with the SEC and the Commodity Futures Trading Commission (the "CFTC"). Management believes that excluding the non-compensation expenses from regulatory settlements from our adjusted, non-GAAP financial measures provides a better understanding of our core non-compensation expenses.

Reconciliation of U.S. GAAP to adjusted, non-GAAP financial information:

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2025	2024
Net revenues:
Net revenues – U.S. GAAP basis	$357,272	$343,056
Adjustments:
Investment (income)/loss related to noncontrolling interests	26,038	(9,151)
Adjusted net revenues	$383,310	$333,905

Compensation and benefits:
Compensation and benefits – U.S. GAAP basis	$248,457	$222,446
Adjustment:
Compensation from acquisition-related agreements	(8,888)	(11,748)
Adjusted compensation and benefits	$239,569	$210,698

Non-compensation expenses:
Non-compensation expenses – U.S. GAAP basis	$79,382	$68,188
Adjustments:
Non-compensation expenses related to noncontrolling interests	(2,109)	(2,066)
Amortization of intangible assets related to acquisitions	(2,076)	(2,361)
Non-compensation expenses from regulatory settlements	—	3,500
Adjusted non-compensation expenses	$75,197	$67,261

Income before income tax expense/(benefit):
Income before income tax expense/(benefit) – U.S. GAAP basis	$29,433	$52,422
Adjustments:
Investment (income)/loss related to noncontrolling interests	26,038	(9,151)
Non-compensation expenses related to noncontrolling interests	2,109	2,066
Compensation from acquisition-related agreements	8,888	11,748
Amortization of intangible assets related to acquisitions	2,076	2,361
Non-compensation expenses from regulatory settlements	—	(3,500)
Adjusted operating income	$68,544	$55,946

Piper Sandler Companies | 45

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2025	2024
Income tax expense/(benefit):
Income tax expense/(benefit) – U.S. GAAP basis	$(7,335)	$2,844
Tax effect of adjustments:
Compensation from acquisition-related agreements	1,840	2,492
Amortization of intangible assets related to acquisitions	544	626
Adjusted income tax expense/(benefit)	$(4,951)	$5,962
Net income attributable to Piper Sandler Companies:
Net income attributable to Piper Sandler Companies – U.S. GAAP basis	$64,915	$42,493
Adjustments:
Compensation from acquisition-related agreements	7,048	9,256
Amortization of intangible assets related to acquisitions	1,532	1,735
Non-compensation expenses from regulatory settlements	—	(3,500)
Adjusted net income attributable to Piper Sandler Companies	$73,495	$49,984

Earnings per diluted common share:
Earnings per diluted common share – U.S. GAAP basis	$3.65	$2.43
Adjustment for inclusion of unvested acquisition-related stock	(0.04)	(0.07)
	$3.61	$2.36
Adjustments:
Compensation from acquisition-related agreements	0.39	0.53
Amortization of intangible assets related to acquisitions	0.09	0.10
Non-compensation expenses from regulatory settlements	—	(0.20)
Adjusted earnings per diluted common share	$4.09	$2.79

Weighted average diluted common shares outstanding:
Weighted average diluted common shares outstanding – U.S. GAAP basis	17,788	17,504
Adjustment:
Unvested acquisition-related restricted stock with service conditions	174	419
Adjusted weighted average diluted common shares outstanding	17,962	17,923
Piper Sandler Companies | 46

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

We believe that of our significant accounting policies, the following are our critical accounting policies and estimates:

•Valuation of Financial Instruments
•Goodwill and Intangible Assets
•Stock-Based Compensation Plans
•Income Taxes

See the "Critical Accounting Policies and Estimates" section and Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 for further information on our critical accounting policies and estimates.

Piper Sandler Companies | 47

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

Our dividend policy is intended to return between 30 percent and 50 percent of our fiscal year adjusted net income to shareholders. Our board of directors determines the declaration and payment of dividends and is free to change our dividend policy at any time. Our board of directors declared the following dividends on shares of our common stock:

Declaration Date		Dividend Per Share	Record Date	Payment Date
Related to 2023:
February 2, 2024	(1)	$1.00	March 4, 2024	March 15, 2024
Related to 2024:
February 2, 2024		0.60	March 4, 2024	March 15, 2024
April 26, 2024		0.60	May 24, 2024	June 7, 2024
August 2, 2024		0.65	August 29, 2024	September 13, 2024
October 25, 2024		0.65	November 22, 2024	December 13, 2024
January 31, 2025	(1)	3.00	March 4, 2025	March 14, 2025
Related to 2025:
January 31, 2025		0.65	March 4, 2025	March 14, 2025
May 2, 2025		0.65	May 30, 2025	June 13, 2025
(1)Represents a special cash dividend.

As part of our capital management strategy, we repurchase our common stock over time in order to offset the dilutive effect of our employee stock-based compensation awards and our grants of acquisition-related restricted stock, as well as to return capital to shareholders.

Effective February 5, 2025, our board of directors authorized the repurchase of up to $150.0 million in common shares through December 31, 2026. During the three months ended March 31, 2025, we did not repurchase any shares of our common stock related to this authorization.

We also purchase shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. During the first quarter of 2025, we purchased 266,060 shares of our common stock at an average price of $303.05 per share for an aggregate purchase price of $80.6 million for these purposes.

Piper Sandler Companies | 48

Leverage
The following table presents total assets, adjusted assets, total shareholders' equity and tangible common shareholders' equity with the resulting leverage ratios:

	March 31,	December 31,
(Dollars in thousands)	2025	2024
Total assets	$1,820,501	$2,255,936
Deduct: Goodwill and intangible assets	(417,248)	(419,528)
Deduct: Right-of-use lease assets	(78,402)	(66,618)
Deduct: Assets attributable to noncontrolling interests	(172,287)	(197,600)
Adjusted assets	$1,152,564	$1,572,190

Total shareholders' equity	$1,378,110	$1,415,773
Deduct: Goodwill and intangible assets	(417,248)	(419,528)
Deduct: Noncontrolling interests	(164,637)	(187,943)
Tangible common shareholders' equity	$796,225	$808,302

Leverage ratio (1)	1.3	1.6
Adjusted leverage ratio (2)	1.4	1.9
(1)Leverage ratio equals total assets divided by total shareholders' equity.
(2)Adjusted leverage ratio equals adjusted assets divided by tangible common shareholders' equity.

Adjusted assets and tangible common shareholders' equity are non-GAAP financial measures. Goodwill and intangible assets are subtracted from total assets and total shareholders' equity in determining adjusted assets and tangible common shareholders' equity, respectively, as we believe that goodwill and intangible assets do not constitute operating assets that can be deployed in a liquid manner. Right-of-use lease assets are also subtracted from total assets in determining adjusted assets as these are not operating assets that can be deployed in a liquid manner. Amounts attributable to noncontrolling interests are subtracted from total assets and total shareholders' equity in determining adjusted assets and tangible common shareholders' equity, respectively, as they represent assets and equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Sandler Companies. We view the resulting measure of adjusted leverage, also a non-GAAP financial measure, as a more relevant measure of financial risk when comparing financial services companies. Our adjusted leverage ratio decreased from December 31, 2024, primarily due to a decline in cash and cash equivalents driven by the payment of annual incentive compensation in the first quarter of 2025.

Piper Sandler Companies | 49

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

Our day-to-day funding and liquidity is obtained primarily through the use of cash from our operating activities, as well as through the use of a clearing arrangement with Pershing LLC ("Pershing") and a clearing arrangement with bank financing, which are typically collateralized by our securities inventory. These funding sources are critical to our ability to finance and hold inventory, which is a necessary part of our institutional brokerage business. The majority of our inventory is liquid and is therefore funded by short-term facilities or cash from our operating activities. Our funding sources are dependent on the types of inventory that our counterparties are willing to accept as collateral and the number of counterparties available. Our unsecured revolving credit facility has been established for working capital and general corporate purposes. Our secured revolving credit facility has been established for our private capital advisory business. Funding is generally obtained at rates based upon the federal funds rate or the Secured Overnight Financing Rate.

Pershing Clearing Arrangement
We have established an arrangement to obtain financing from Pershing related to the majority of our trading activities. Under our fully disclosed clearing agreement, all of our securities inventories with the exception of convertible securities, and all of our customer activities are held by or cleared through Pershing. Financing under this arrangement is secured primarily by securities, and collateral limitations could reduce the amount of funding available under this arrangement. We may accommodate non-standard settlement timeframes for our clients, which can impact our funding and collateral balances. Our clearing arrangement activities are recorded net of trading activity and reported within receivables from or payables to brokers, dealers and clearing organizations. The funding is at the discretion of Pershing (i.e., uncommitted) and could be denied without a notice period. Our fully disclosed clearing agreement includes a covenant requiring Piper Sandler & Co., our U.S. broker dealer subsidiary, to maintain excess net capital of $120 million. At March 31, 2025, we had $21.4 million of financing outstanding under this arrangement.

Clearing Arrangement with Bank Financing
We have established a financing arrangement with a U.S. branch of Canadian Imperial Bank of Commerce ("CIBC") related to our convertible securities inventories. Under this arrangement, our convertible securities inventories are cleared through a broker dealer affiliate of CIBC and held by CIBC. We generally economically hedge changes in the market value of our convertible securities inventories using the underlying common stock or the stock options of the underlying common stock. Financing under this arrangement is secured primarily by convertible securities and collateral limitations could reduce the amount of funding available. The funding is at the discretion of CIBC (i.e., uncommitted) and could be denied subject to a notice period. This arrangement is reported within receivables from or payables to brokers, dealers and clearing organizations, net of trading activity. At March 31, 2025, we had $54.6 million of financing outstanding under this arrangement.

Unsecured Revolving Credit Facility
We have an unsecured $120 million revolving credit facility with U.S. Bank N.A. The credit agreement will terminate on December 20, 2027, unless otherwise terminated. At March 31, 2025, there were $10.0 million of advances against this credit facility.

This credit facility includes customary events of default and covenants that, among other things, require Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, limit our leverage ratio, require maintenance of a minimum ratio of operating cash flow to fixed charges, and impose certain limitations on our ability to make acquisitions and make payments on our capital stock. At March 31, 2025, we were in compliance with all covenants.

Piper Sandler Companies | 50

Secured Revolving Credit Facility
On August 23, 2024, we entered into a $30 million revolving credit facility with Cadence Bank related to our private capital advisory business. Advances under this facility are secured by certain installment fee receivables. The credit agreement will terminate on August 23, 2027, unless otherwise terminated. At March 31, 2025, there were $5.0 million of advances against this credit facility.

This credit facility includes customary events of default and covenants that, among other things, require Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, limit our leverage ratio, require maintenance of a minimum fixed charge coverage ratio, and impose certain limitations on our ability to make acquisitions and make payments on our capital stock. At March 31, 2025, we were in compliance with all covenants.

Average Funding Balances Outstanding and Maximum Daily Funding By Quarter
The following table presents the average balances outstanding for our various funding sources by quarter for 2025 and 2024:

	Average Balance for the Three Months Ended
(Amounts in millions)	Mar. 31, 2025	Dec. 31, 2024	Sept. 30, 2024	June 30, 2024	Mar. 31, 2024
Funding source
Pershing clearing arrangement	$9.7	$6.2	$6.4	$7.1	$43.2
Clearing arrangement with bank financing	51.9	73.7	63.4	66.0	85.3
Unsecured revolving credit facility	10.0	10.0	14.6	—	4.9
Secured revolving credit facility	1.2	—	—	—	—
Total	$72.8	$89.9	$84.4	$73.1	$133.4
The average funding in the first quarter of 2025 decreased to $72.8 million, compared with $89.9 million during the fourth quarter of 2024, primarily due to lower average balances of convertible securities inventories. The average funding decreased compared with $133.4 million during the first quarter of 2024, primarily due to funding fewer non-standard settlements for our clients.

The following table presents the maximum daily funding amount by quarter for 2025 and 2024:

(Amounts in millions)	2025	2024
First Quarter	$574.2	$544.2
Second Quarter		466.6
Third Quarter		163.3
Fourth Quarter		270.2

Piper Sandler Companies | 51

Capital Requirements
As a registered broker dealer and member firm of the Financial Industry Regulatory Authority, Inc. ("FINRA"), Piper Sandler & Co. is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule which requires that we maintain minimum net capital of $1.0 million. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain approvals, notifications and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. At March 31, 2025, our net capital under the SEC's uniform net capital rule was $225.6 million, and exceeded the minimum net capital required under the SEC rule by $224.6 million.

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

At March 31, 2025, Piper Sandler Ltd., our broker dealer subsidiary registered in the U.K., was subject to, and was in compliance with, the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority pursuant to the Financial Services Act of 2012.

Piper Sandler Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At March 31, 2025, Piper Sandler Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Aviditi Capital Advisors Europe GmbH, a European subsidiary, is authorized and regulated by the Federal Financial Supervisory Authority ("BaFin") as a tied agent of AHP Capital Management GmbH, a third-party financial institution.

Piper Sandler Companies | 52

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes the notional contract value of our off-balance sheet arrangements for the periods presented:

	Expiration Per Period						Total Contractual Amount
	Remainder of			2028	2030		March 31,	December 31,
(Amounts in thousands)	2025	2026	2027	- 2029	- 2031	Later	2025	2024
Customer matched-book derivative contracts (1) (2)	$40,000	$10,000	$3,421	$23,492	$—	$268,020	$344,933	$393,860
Trading securities derivative contracts (2)	184,276	21,500	—	—	5,000	—	210,776	171,333
Investment commitments (3)	—	—	—	—	—	—	35,555	72,688
(1)We have three counterparties (contractual amount of $75.4 million at March 31, 2025) who are not required to post collateral. The uncollateralized amounts, representing the fair value of the derivative contracts, expose us to the credit risk of these counterparties. At March 31, 2025, we had $5.2 million of credit exposure with these counterparties, including $4.4 million of credit exposure with one counterparty.
(2)We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At March 31, 2025 and December 31, 2024, the net fair value of these derivative contracts approximated $4.4 million and $3.3 million, respectively.
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

Investment Commitments
We have investments, including those made as part of our alternative asset management activities, in limited partnerships or limited liability companies that make direct or indirect equity or debt investments in companies. We commit capital and/or act as the managing partner of these entities. We have committed capital of $35.6 million to certain entities and these commitments generally have no specified call dates.

Piper Sandler Companies | 53

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

The audit committee of the board of directors oversees management's processes for identifying and evaluating our major risks, and the policies, procedures and practices employed by management to govern its risk assessment and risk management processes. The nominating and governance committee of the board of directors oversees the board of directors' committee structures and functions as they relate to the various committees' responsibilities with respect to oversight of our major risk exposures. With respect to these major risk exposures, the audit committee is responsible for overseeing management's monitoring and control of our major risk exposures relating to market risk, credit risk, liquidity risk, legal and regulatory risk, operational risk (including cybersecurity, as further described in Part I, Item 1C "Cybersecurity" in our Annual Report on Form 10-K for the year ended December 31, 2024), and human capital risk relating to misconduct, fraud, and legal and compliance matters. Our compensation committee is responsible for overseeing management's monitoring and control of our major risk exposures relating to compensation, organizational structure, and succession. Our board of directors is responsible for overseeing management's monitoring and control of our major risk exposures related to our corporate strategy. Our Chief Executive Officer and Chief Financial Officer meet with the audit committee on a quarterly basis to discuss our market, liquidity, and legal and regulatory risks, and provide updates to the board of directors, audit committee, and compensation committee concerning the other major risk exposures on a regular basis.

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
Piper Sandler Companies | 54

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

We estimate that a parallel 50 basis point adverse change in the market would result in a decrease of approximately $0.2 million in the carrying value of our fixed income securities inventory as of March 31, 2025, including the effect of the hedging transactions.

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

Piper Sandler Companies | 55

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

A key tenet of our risk management procedures related to credit risk is the daily monitoring of the credit quality of our long fixed income securities inventory. These rating trends and the credit quality mix are regularly reviewed with the executive financial risk committee. The following table summarizes the credit rating for our long corporate fixed income securities, taxable and tax-exempt municipal securities, and U.S. government and agency securities as a percentage of the total of these asset classes as of March 31, 2025:

	AAA	AA	A	BBB	BB	Not Rated
Corporate fixed income securities	—%	—%	1.3%	1.5%	—%	—%
Taxable and tax-exempt municipal securities	12.1	51.1	11.5	1.3	—	1.7
U.S. government and agency securities	—	19.5	—	—	—	—
	12.1%	70.6%	12.8%	2.8%	—%	1.7%

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

Piper Sandler Companies | 56

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

Within our customer matched-book derivative portfolio, we have concentrated counterparty credit exposure with three non-publicly rated entities totaling $5.2 million at March 31, 2025. This counterparty credit exposure relates to our public finance business and consists primarily of interest rate swaps. One derivative counterparty represented 85.7 percent, or $4.4 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

Our operations rely on secure processing, storage and transmission of confidential and other information in our internal and outsourced computer systems and networks. Our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code, internal misconduct or inadvertent errors and other events that could have an information security impact. The occurrence of one or more of these events could jeopardize our or our clients' or counterparties' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients', our counterparties' or third parties' operations. We take protective measures and endeavor to modify them as circumstances warrant. A further discussion of our procedures for cybersecurity risk management is included in Part I, Item 1C "Cybersecurity" in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Piper Sandler Companies | 57

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

Piper Sandler Companies | 58

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

During the first quarter of our fiscal year ending December 31, 2025, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings.
The discussion of our legal proceedings contained in Note 13 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.    Risk Factors.
The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

There have been no material changes to the risk factors disclosed under Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024.

Piper Sandler Companies | 59

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The table below sets forth the information with respect to purchases made by or on behalf of Piper Sandler Companies or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the quarter ended March 31, 2025.

			Total Number of Shares	Approximate Dollar
			Purchased as Part of	Value of Shares Yet to be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs (1)
Month #1
January 1, 2025 to
January 31, 2025	93,961	$304.36	—	$150	million
Month #2
February 1, 2025 to
February 28, 2025	172,099	$302.33	—	$150	million
Month #3
March 1, 2025 to
March 31, 2025	—	$—	—	$150	million
Total	266,060	$303.05	—	$150	million

(1)Effective February 5, 2025, our board of directors authorized the repurchase of up to $150.0 million of common stock through December 31, 2026.

Item 3.    Defaults Upon Senior Securities.
Not applicable.

Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5.    Other Information.
During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Piper Sandler Companies | 60

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
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. *

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL and included in Exhibit 101. *
*    Filed herewith.
**    This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Piper Sandler Companies | 61

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIPER SANDLER COMPANIES

Date:	May 8, 2025	By	/s/ Chad R. Abraham
		Name	Chad R. Abraham
		Its	Chairman and Chief Executive Officer

Date:	May 8, 2025	By	/s/ Katherine P. Clune
		Name	Katherine P. Clune
		Its	Chief Financial Officer