Form 10-Q
period 2025-06-30
PIPER SANDLER COMPANIES
filed 2025-08-06
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-31720
PIPER SANDLER COMPANIES
(Exact Name of Registrant as specified in its Charter)

Delaware		30-0168701
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)
350 North 5th Street, Suite 1000
Minneapolis, Minnesota		55401-5711
(Address of Principal Executive Offices)		(Zip Code)
(612)	303-6000
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Stock, par value $0.01 per share	PIPR	The New York Stock Exchange
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
Yes  ☐ No  ☑
As of July 30, 2025, the registrant had 17,690,540 shares of Common Stock outstanding.

Part I.    Financial Information
Part II.    Other Information
Piper Sandler Companies | 2

Part I.    Financial Information
Item 1.    Financial Statements.

Piper Sandler Companies | 3

Piper Sandler Companies
Consolidated Statements of Financial Condition

	June 30,	December 31,
	2025	2024
(Amounts in thousands, except share data)	(Unaudited)
Assets
Cash and cash equivalents	$123,323	$482,834
Receivables from brokers, dealers and clearing organizations	166,779	174,491

Financial instruments and other inventory positions owned:
Financial instruments and other inventory positions owned	426,868	351,178
Financial instruments and other inventory positions owned and pledged as collateral	61,711	74,550
Total financial instruments and other inventory positions owned	488,579	425,728

Investments (including noncontrolling interests of $169,220 and $187,624, respectively)	265,194	281,962
Fixed assets (net of accumulated depreciation and amortization of $115,377 and $106,944, respectively)	77,087	59,400
Right-of-use lease assets	71,435	66,618
Goodwill	311,944	312,024
Intangible assets (net of accumulated amortization of $164,998 and $160,775, respectively)	103,157	107,504
Net deferred income tax assets	138,883	161,583
Other assets	212,759	183,792
Total assets	$1,959,140	$2,255,936

Liabilities and Shareholders' Equity
Short-term financing	$15,000	$10,000
Payables to brokers, dealers and clearing organizations	6,131	5,862
Financial instruments and other inventory positions sold, but not yet purchased	63,729	76,982
Accrued compensation	299,903	563,088
Accrued lease liabilities	101,215	88,819
Other liabilities and accrued expenses	73,748	95,412
Total liabilities	559,726	840,163

Shareholders' equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000;
Shares issued: 19,561,979 and 19,557,804, respectively;
Shares outstanding: 16,697,576 and 16,111,723, respectively	195	195
Additional paid-in capital	967,558	981,724
Retained earnings	581,495	561,746
Less: Common stock held in treasury, at cost: 2,864,403 shares and 3,446,081 shares, respectively	(322,874)	(314,656)
Accumulated other comprehensive income/(loss)	3,519	(1,179)
Total common shareholders' equity	1,229,893	1,227,830
Noncontrolling interests	169,521	187,943
Total shareholders' equity	1,399,414	1,415,773

Total liabilities and shareholders' equity	$1,959,140	$2,255,936
See Notes to the Consolidated Financial Statements
Piper Sandler Companies | 4

Piper Sandler Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2025	2024	2025	2024
Revenues
Investment banking	$283,085	$259,782	$562,017	$490,305
Institutional brokerage	112,374	91,737	211,630	183,179
Interest income	7,947	6,676	17,910	14,982
Investment loss	(4,829)	(17,351)	(34,426)	(3,183)
Total revenues	398,577	340,844	757,131	685,283
Interest expense	1,799	1,665	3,081	3,048
Net revenues	396,778	339,179	754,050	682,235

Non-interest expenses
Compensation and benefits	258,216	234,709	506,673	457,155
Outside services	16,789	13,974	31,507	26,396
Occupancy and equipment	17,442	16,757	35,669	32,793
Communications	14,255	14,568	29,034	27,797
Marketing and business development	11,813	11,372	25,287	22,135
Deal-related expenses	11,746	5,943	17,208	12,330
Trade execution and clearance	4,701	4,515	9,875	9,381
Restructuring and integration costs	4,998	977	4,998	977
Intangible asset amortization	2,147	2,361	4,223	4,722
Other operating expenses	5,747	5,757	11,219	7,881
Total non-interest expenses	347,854	310,933	675,693	601,567

Income before income tax expense	48,924	28,246	78,357	80,668
Income tax expense	17,169	13,276	9,834	16,120
Net income	31,755	14,970	68,523	64,548
Net loss attributable to noncontrolling interests	(10,427)	(19,803)	(38,574)	(12,718)
Net income attributable to Piper Sandler Companies	$42,182	$34,773	$107,097	$77,266

Earnings per common share
Basic	$2.53	$2.19	$6.47	$4.92
Diluted	$2.38	$1.97	$6.03	$4.40

Dividends declared per common share	$0.65	$0.60	$4.30	$2.20

Weighted average number of common shares outstanding
Basic	16,703	15,879	16,542	15,689
Diluted	17,726	17,633	17,758	17,569
See Notes to the Consolidated Financial Statements
Piper Sandler Companies | 5

Piper Sandler Companies
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2025	2024	2025	2024
Net income	$31,755	$14,970	$68,523	$64,548
Other comprehensive income, net of tax — Foreign currency translation adjustment	3,562	58	4,698	102
Comprehensive income	35,317	15,028	73,221	64,650
Comprehensive loss attributable to noncontrolling interests	(10,427)	(19,803)	(38,574)	(12,718)
Comprehensive income attributable to Piper Sandler Companies	$45,744	$34,831	$111,795	$77,368
See Notes to the Consolidated Financial Statements

Piper Sandler Companies | 6

Piper Sandler Companies
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

						Accumulated	Total
	Common		Additional			Other	Common		Total
(Amounts in thousands,	Shares	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
except share amounts)	Outstanding	Stock	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Balance at December 31, 2024	16,111,723	$195	$981,724	$561,746	$(314,656)	$(1,179)	$1,227,830	$187,943	$1,415,773
Net income/(loss)	—	—	—	64,915	—	—	64,915	(28,147)	36,768
Dividends	—	—	—	(70,261)	—	—	(70,261)	—	(70,261)
Amortization/issuance of restricted stock (1)	—	—	68,664	—	—	—	68,664	—	68,664
Issuance of treasury shares for options exercised	15,000	—	16	—	1,469	—	1,485	—	1,485
Issuance of treasury shares for restricted stock vestings	654,048	—	(63,105)	—	63,105	—	—	—	—
Repurchase of common stock from employees	(266,060)	—	—	—	(80,629)	—	(80,629)	—	(80,629)
Shares reserved/issued for director compensation	1,319	—	333	—	—	—	333	—	333
Other comprehensive income	—	—	—	—	—	1,136	1,136	—	1,136
Fund capital contributions, net	—	—	—	—	—	—	—	4,841	4,841
Balance at March 31, 2025	16,516,030	$195	$987,632	$556,400	$(330,711)	$(43)	$1,213,473	$164,637	$1,378,110
Net income/(loss)	—	—	—	42,182	—	—	42,182	(10,427)	31,755
Dividends	—	—	—	(17,087)	—	—	(17,087)	—	(17,087)
Amortization/issuance of restricted stock (1)	—	—	7,927	—	—	—	7,927	—	7,927
Repurchase of common stock through share repurchase program	(66,758)	—	—	—	(16,573)	—	(16,573)	—	(16,573)
Issuance of treasury shares for restricted stock vestings	263,298	—	(28,726)	—	28,726	—	—	—	—
Repurchase of common stock from employees	(17,850)	—	—	—	(4,316)	—	(4,316)	—	(4,316)
Shares reserved/issued for director compensation	2,856	—	725	—	—	—	725	—	725
Other comprehensive income	—	—	—	—	—	3,562	3,562	—	3,562
Fund capital contributions, net	—	—	—	—	—	—	—	15,311	15,311
Balance at June 30, 2025	16,697,576	$195	$967,558	$581,495	$(322,874)	$3,519	$1,229,893	$169,521	$1,399,414

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
See Notes to the Consolidated Financial Statements
Piper Sandler Companies | 8

Piper Sandler Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(Amounts in thousands)	2025	2024
Operating Activities
Net income	$68,523	$64,548
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization of fixed assets	8,294	8,494
Deferred income taxes	22,700	31,947
Stock-based compensation	52,425	50,590
Amortization of intangible assets	4,223	4,722
Amortization of forgivable loans	10,359	7,039
Decrease/(increase) in operating assets:
Receivables from brokers, dealers and clearing organizations	7,712	94,653
Net financial instruments and other inventory positions owned	(76,104)	(14,674)
Investments	16,768	31,490
Other assets	(40,779)	(30,850)
Increase/(decrease) in operating liabilities:
Payables to brokers, dealers and clearing organizations	269	20,971
Accrued compensation	(239,052)	(187,687)
Other liabilities and accrued expenses	(10,419)	(11,954)
Net cash provided by/(used in) operating activities	(175,081)	69,289

Investing Activities
Purchases of fixed assets, net	(25,364)	(4,652)
Net cash used in investing activities	(25,364)	(4,652)

Financing Activities
Net change in short-term financing	5,000	(30,000)
Payment of contingent consideration	—	(1,550)
Payment of cash dividends	(87,348)	(50,447)
Increase in noncontrolling interests	20,152	13,293
Repurchase of common stock	(101,518)	(57,587)
Proceeds from stock option exercises	1,485	—
Net cash used in financing activities	(162,229)	(126,291)

Currency adjustment:
Effect of exchange rate changes on cash	3,163	(509)

Net decrease in cash and cash equivalents	(359,511)	(62,163)

Cash and cash equivalents at beginning of period	482,834	383,098
Cash and cash equivalents at end of period	$123,323	$320,935

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$3,025	$2,953
Income taxes	$39,465	$4,747
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

The Company recorded $10.2 million of goodwill on the consolidated statements of financial condition, all of which is expected to be deductible for income tax purposes. In management's opinion, the goodwill represents the reputation and operating expertise of Aviditi Advisors. Identifiable intangible assets purchased by the Company consisted of customer relationships with an acquisition date fair value of $1.5 million.

Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for the full disclosure of the Company's acquisition of Aviditi Advisors.
Piper Sandler Companies | 11

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 5 | RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

	June 30,	December 31,
(Amounts in thousands)	2025	2024
Receivables from brokers, dealers and clearing organizations
Receivable from clearing organizations	$151,512	$154,409
Receivable from brokers and dealers	15,267	20,082
Total receivables from brokers, dealers and clearing organizations	$166,779	$174,491

Payables to brokers, dealers and clearing organizations
Payable to brokers and dealers	$6,131	$5,862
Total payables to brokers, dealers and clearing organizations	$6,131	$5,862

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

Piper Sandler Companies | 14

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the valuation of the Company's financial instruments by pricing observability levels defined in FASB Accounting Standards Codification Topic 820, "Fair Value Measurement" ("ASC 820") as of June 30, 2025:

				Counterparty
				and Cash
				Collateral
(Amounts in thousands)	Level I	Level II	Level III	Netting (1)	Total
Assets
Financial instruments and other inventory positions owned:
Corporate securities:
Convertible securities	$—	$138,738	$—	$—	$138,738
Equity securities	1	6,319	—	—	6,320
Fixed income securities	—	3,419	—	—	3,419
Municipal securities:
Taxable securities	—	11,328	—	—	11,328
Tax-exempt securities	—	120,751	276	—	121,027
Short-term securities	—	56,480	—	—	56,480
Asset-backed securities	—	50,082	—	—	50,082
U.S. government agency securities	—	87,390	—	—	87,390
U.S. government securities	5,816	—	—	—	5,816
Derivative contracts	—	7,270	5,523	(4,814)	7,979
Total financial instruments and other inventory positions owned	5,817	481,777	5,799	(4,814)	488,579

Cash equivalents	103,692	—	—	—	103,692
Investments at fair value (2)	64,297	—	185,202	—	249,499
Total assets	$173,806	$481,777	$191,001	$(4,814)	$841,770

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$19,801	$—	$—	$—	$19,801
Fixed income securities	—	5,982	—	—	5,982
U.S. government securities	37,496	—	—	—	37,496
Derivative contracts	—	5,451	4,370	(9,371)	450
Total financial instruments and other inventory positions sold, but not yet purchased	$57,297	$11,433	$4,370	$(9,371)	$63,729
(1)Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.
(2)Includes noncontrolling interests of $169.2 million attributable to unrelated third-party ownership in consolidated alternative asset management funds, of which $143.8 million is classified as Level III.

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

Piper Sandler Companies | 16

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

At June 30, 2025, the Company's Level I investments at fair value included $13.3 million of equity securities subject to contractual sale restrictions, of which $8.0 million will expire in the third quarter of 2025. The contractual sale restrictions on the remaining $5.3 million of equity securities are in effect during certain trading windows.

The following tables summarize the changes in fair value associated with Level III financial instruments held at the beginning or end of the periods presented:

	Level III
	Assets			Liabilities
(Amounts in thousands)	Tax-Exempt Municipal Securities	Derivative Contracts	Investments at Fair Value	Derivative Contracts
Balance at March 31, 2025	$282	$4,356	$166,264	$2,278
Purchases	—	—	23,001	—
Sales	—	—	—	—
Settlements	—	(1,403)	—	(1,553)
Transfers in	—	—	—	—
Transfers out (1)	—	—	—	—
Total realized and unrealized gains/(losses)	(6)	2,570	(4,063)	3,645
Balance at June 30, 2025	$276	$5,523	$185,202	$4,370

Balance at March 31, 2024	$276	$2,754	$217,693	$4,571
Purchases	—	—	10,055	—
Sales	—	—	(30,000)	—
Settlements	—	(101)	—	(1,168)
Transfers in	—	—	—	—
Transfers out (1)	—	—	(8,689)	—
Total realized and unrealized gains/(losses)	(6)	2	6,775	(429)
Balance at June 30, 2024	$270	$2,655	$195,834	$2,974

Unrealized gains/(losses) for assets/liabilities held at:
June 30, 2025	$(6)	$2,125	$(4,063)	$3,109
June 30, 2024	$(6)	$1,472	$(16,678)	$418

Continued on next page
Piper Sandler Companies | 17

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

	Level III
	Assets			Liabilities
(Amounts in thousands)	Tax-Exempt Municipal Securities	Derivative Contracts	Investments at Fair Value	Derivative Contracts
Balance at December 31, 2024	$273	$1,819	$176,970	$991
Purchases	—	—	34,487	—
Sales	—	—	—	—
Settlements	—	(1,330)	—	(1,385)
Transfers in	—	—	—	—
Transfers out (1)	—	—	(8,182)	—
Total realized and unrealized gains/(losses)	3	5,034	(18,073)	4,764
Balance at June 30, 2025	$276	$5,523	$185,202	$4,370

Balance at December 31, 2023	$2,869	$5,834	$224,280	$7,962
Purchases	—	—	12,055	—
Sales	(1,901)	—	(30,000)	—
Settlements	—	(2,842)	—	(3,156)
Transfers in	—	—	—	—
Transfers out (1)	—	—	(13,219)	—
Total realized and unrealized gains/(losses)	(698)	(337)	2,718	(1,832)
Balance at June 30, 2024	$270	$2,655	$195,834	$2,974

Unrealized gains/(losses) for assets/liabilities held at:
June 30, 2025	$3	$4,532	$(18,073)	$4,016
June 30, 2024	$3	$1,449	$(17,512)	$142
(1)Transfers out of Level III are primarily due to unobservable inputs becoming observable.

Realized and unrealized gains/(losses) related to financial instruments, with the exception of customer matched-book derivatives, are reported in institutional brokerage on the consolidated statements of operations. Realized and unrealized gains/(losses) related to customer matched-book derivatives are reported in investment banking. Realized and unrealized gains/(losses) related to investments are principally reported in investment loss on the consolidated statements of operations.

Piper Sandler Companies | 18

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company's Level III financial instruments as of June 30, 2025:

	Valuation			Weighted
	Technique	Unobservable Input	Range	Average (1)
Assets
Tax-exempt municipal securities	Discounted cash flow	Expected recovery rate (% of par) (3)	0 - 25%	13.4%
Derivative contracts	Discounted cash flow	Premium over the MMD curve in basis points ("bps") (3)	0 - 63 bps	15.4 bps
Investments at fair value (2)	Market approach	Revenue multiple (3)	1 - 10 times	6.5 times
		EBITDA multiple (3)	11 - 16 times	13.4 times
		Equity value multiple from independent financing (3)	0.5 - 1 times	0.8 times
	Discounted cash flow	Discount rate (4)	15 - 25%	20.4%

Liabilities
Derivative contracts	Discounted cash flow	Premium over the MMD curve in bps (4)	0.3 - 52 bps	13.1 bps
(1)Unobservable inputs were weighted by the relative fair value of the financial instruments.
(2)As of June 30, 2025, the Company had $185.2 million of Level III investments at fair value, of which $75.5 million was valued based on a recent round of independent financing.
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

Piper Sandler Companies | 19

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 7 | FINANCIAL INSTRUMENTS AND OTHER INVENTORY POSITIONS

	June 30,	December 31,
(Amounts in thousands)	2025	2024
Financial instruments and other inventory positions owned
Corporate securities:
Convertible securities	$138,738	$136,176
Equity securities	6,320	2
Fixed income securities	3,419	1,583
Municipal securities:
Taxable securities	11,328	21,171
Tax-exempt securities	121,027	126,945
Short-term securities	56,480	1,075
Asset-backed securities	50,082	50,188
U.S. government agency securities	87,390	78,256
U.S. government securities	5,816	4,633
Derivative contracts	7,979	5,699
Total financial instruments and other inventory positions owned	$488,579	$425,728

Financial instruments and other inventory positions sold, but not yet purchased
Corporate securities:
Equity securities	$19,801	$19,740
Fixed income securities	5,982	614
U.S. government securities	37,496	54,249
Derivative contracts	450	2,379
Total financial instruments and other inventory positions sold, but not yet purchased	$63,729	$76,982

At June 30, 2025 and December 31, 2024, financial instruments and other inventory positions owned in the amount of $61.7 million and $74.6 million, respectively, had been pledged as collateral for short-term financing arrangements.

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

	June 30, 2025			December 31, 2024
(Amounts in thousands)	Derivative	Derivative	Notional	Derivative	Derivative	Notional
Derivative Category	Assets (1)	Liabilities (2)	Amount	Assets (1)	Liabilities (2)	Amount
Interest rate:
Customer matched-book	$8,893	$6,666	$341,606	$10,906	$8,629	$393,860
Trading securities	3,900	3,155	274,726	1,098	442	171,333
	$12,793	$9,821	$616,332	$12,004	$9,071	$565,193
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

		Three Months Ended		Six Months Ended
(Amounts in thousands)		June 30,		June 30,
Derivative Category	Operations Category	2025	2024	2025	2024
Interest rate derivative contract	Investment banking	$(25)	$(210)	$(25)	$(294)
Interest rate derivative contract	Institutional brokerage	(995)	1,499	249	1,810
		$(1,020)	$1,289	$224	$1,516

Credit risk associated with the Company's derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company's derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company's financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The Company's derivative contracts are generally collateralized by its counterparties, who are major financial institutions. As of June 30, 2025, the Company had $5.3 million of uncollateralized credit exposure with three counterparties (notional contract amount of $74.6 million), including $4.6 million of uncollateralized credit exposure with one counterparty.

Piper Sandler Companies | 21

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 8 | INVESTMENTS

	June 30,	December 31,
(Amounts in thousands)	2025	2024
Investments at fair value	$249,499	$267,318
Investments at cost	281	281
Investments accounted for under the equity method	15,414	14,363
Total investments	265,194	281,962
Less: Investments attributable to noncontrolling interests (1)	(169,220)	(187,624)
Total investments attributable to Piper Sandler Companies	$95,974	$94,338
(1)Noncontrolling interests are attributable to unrelated third-party ownership in consolidated alternative asset management funds.

At June 30, 2025, investments carried on a cost basis had an estimated fair market value of $0.3 million. Because valuation estimates were based upon management's judgment, investments carried at cost would be categorized as Level III assets in the fair value hierarchy, if they were carried at fair value.

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
Piper Sandler Companies | 22

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

	June 30,	December 31,
(Amounts in thousands)	2025	2024
Assets
Cash and cash equivalents	$238	$10,078
Investments	214,059	236,138
Other assets	1,274	1,099
Total assets	$215,571	$247,315

Liabilities
Other liabilities and accrued expenses	$1,359	$12,166
Total liabilities	$1,359	$12,166

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

Nonconsolidated VIEs
The Company determined it is not the primary beneficiary of certain VIEs and, accordingly, does not consolidate them. These VIEs had net assets approximating $1.03 billion and $1.09 billion at June 30, 2025 and December 31, 2024, respectively. The Company's exposure to loss from these VIEs is $15.4 million, which is the carrying value of its capital contributions recorded in investments on the consolidated statements of financial condition at June 30, 2025. The Company had no liabilities related to these VIEs at June 30, 2025 and December 31, 2024. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of June 30, 2025.

NOTE 10 | OTHER ASSETS

	June 30,	December 31,
(Amounts in thousands)	2025	2024
Installment fee receivables	$43,827	$43,993
Fee receivables	49,181	53,189
Forgivable employee loans	56,534	45,526
Prepaid expenses	17,163	26,478
Income tax receivables	25,812	—
Other	20,242	14,606
Total other assets	$212,759	$183,792

The Company's installment fee receivables and forgivable employee loans are carried at amortized cost, which approximates fair value, and would be categorized as Level II assets in the fair value hierarchy if they were carried at fair value.

The Company estimates the allowance for credit losses using relevant available information from internal and external sources relating to historical credit loss experience, current economic conditions and reasonable and supportable forecasts that could potentially affect the collectibility of the reported amounts. The allowance for credit losses was immaterial at June 30, 2025 and December 31, 2024.

Piper Sandler Companies | 23

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 11 | SHORT-TERM FINANCING
Unsecured Revolving Credit Facility
The Company has an unsecured $120 million revolving credit facility with U.S. Bank N.A. The credit agreement will terminate on December 20, 2027, unless otherwise terminated. The interest rate is variable and based on either the federal funds rate or prime rate plus an applicable margin. This credit facility includes customary events of default and covenants that, among other things, require the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital of $120 million, limit the Company's leverage ratio, require maintenance of a minimum ratio of operating cash flow to fixed charges, and impose certain limitations on the Company's ability to make acquisitions and make payments on its capital stock. At June 30, 2025 and December 31, 2024, there were $10.0 million of advances against this credit facility, with a weighted average interest rate of 6.33 percent.

Secured Revolving Credit Facility
The Company has a $30 million revolving credit facility with Cadence Bank. Advances under this facility are secured by certain installment fee receivables. The credit agreement will terminate on August 23, 2027, unless otherwise terminated. The interest rate is variable and based on either the federal funds rate, prime rate, or SOFR plus an applicable margin. This credit facility includes customary events of default and covenants that, among other things, require the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital of $120 million, limit the Company's leverage ratio, require maintenance of a minimum fixed charge coverage ratio, and impose certain limitations on the Company's ability to make acquisitions and make payments on its capital stock. At June 30, 2025, there were $5.0 million of advances against this credit facility, with a weighted average interest rate of 6.28 percent. At December 31, 2024, the Company had no advances against this credit facility.

NOTE 12 | LEASES
The Company leases office space throughout the U.S. and in a limited number of foreign countries where its international operations reside. Aggregate minimum lease payments on an undiscounted basis for the Company's operating leases and a reconciliation to accrued lease liabilities included on the consolidated statements of financial condition as of June 30, 2025 were as follows:

(Amounts in thousands)
Remainder of 2025	$13,790
2026	26,225
2027	24,291
2028	16,227
2029	14,590
Thereafter	67,125
Total operating lease payments	162,248
Less: Tenant improvement allowances	(9,673)
Less: Present value discount	(51,360)
Total accrued lease liabilities	$101,215

The following table summarizes the Company's operating lease costs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in millions)	2025	2024	2025	2024
Operating lease costs	$6.0	$5.5	$12.5	$11.1
Operating lease costs related to short-term leases	0.2	0.1	0.3	0.2

At June 30, 2025, the weighted average remaining lease term for operating leases was 7.4 years and the weighted average discount rate was 5.7 percent.
Piper Sandler Companies | 24

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

In July 2025, the Company entered into a lease agreement for its office space in New York, New York. As the Company anticipates taking possession of the space in 2026, no ROU lease asset or accrued lease liability is recorded in the consolidated statements of financial condition as of June 30, 2025. The Company's contractual rent commitment over the 15-year lease term is $163.4 million.

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

If during any period a potential adverse contingency becomes probable or is resolved for an amount in excess of the established accrual, the results of operations and cash flows in that period and the financial condition as of the end of that period could be materially adversely affected. In addition, there can be no assurance that material losses will not be incurred from claims that have not yet been brought to the Company's attention or are not yet determined to be reasonably possible. Reasonably possible losses in excess of amounts accrued at June 30, 2025 are not material.

Litigation-related accrual activity included within other operating expenses was immaterial for the six months ended June 30, 2025 and included a $2.7 million reversal of other operating expenses for the six months ended June 30, 2024.

NOTE 14 | SHAREHOLDERS' EQUITY
Dividends
The Company's current dividend policy is intended to return a metric based on fiscal year net income to its shareholders. The Company's board of directors determines the declaration and payment of dividends and is free to change the Company's dividend policy at any time.

During the six months ended June 30, 2025, the Company declared and paid quarterly cash dividends on its common stock, aggregating $1.30 per share, and a special cash dividend on its common stock of $3.00 per share. The special cash dividend related to the Company's fiscal year 2024 results. Total dividends paid, including accrued forfeitable dividends paid on restricted stock vestings, were $87.3 million for the six months ended June 30, 2025.

On August 1, 2025, the board of directors declared a quarterly cash dividend on its common stock of $0.70 per share to be paid on September 12, 2025, to shareholders of record as of the close of business on August 29, 2025.

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

The following table summarizes the repurchase programs authorized by the Company's board of directors:

Effective Date	Authorized Amount	Expiration Date	Remaining Authorization at June 30, 2025
February 5, 2025	$150.0 million	December 31, 2026	$133.4 million
May 6, 2022	$150.0 million	December 31, 2024	$—

The following table summarizes the Company's share repurchase activity:

	Six Months Ended
	June 30,
	2025	2024
Shares repurchased pursuant to repurchase authorizations
Common shares repurchased	66,758	—
Aggregate purchase price (in millions)	$16.6	$—
Average price per share	$248.25	$—

Shares repurchased from employees related to employment tax obligations
Common shares repurchased	283,910	316,130
Aggregate purchase price (in millions)	$84.9	$57.6
Average price per share	$299.20	$182.16

Issuance of Shares
The Company issues common shares out of treasury stock as a result of employee restricted share vesting and exercise transactions as discussed in Note 16. During the six months ended June 30, 2025 and 2024, the Company issued 932,346 shares and 1,015,015 shares, respectively, related to these obligations.

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

Ownership interests in entities held by parties other than the Company's common shareholders are presented as noncontrolling interests within shareholders' equity, separate from the Company's own equity. Revenues, expenses and net income or loss are reported on the consolidated statements of operations on a consolidated basis, which includes amounts attributable to both the Company's common shareholders and noncontrolling interests. Net income or loss is then allocated between the Company and noncontrolling interests based upon their relative ownership interests. Net loss attributable to noncontrolling interests is deducted from consolidated net income to determine net income attributable to the Company. The Company does not have other comprehensive income or loss attributable to noncontrolling interests.

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

The CODM evaluates the performance and allocates resources of the reportable segment based on net income attributable to Piper Sandler Companies as reported on the consolidated statements of operations. For the three months ended June 30, 2025 and 2024, net income attributable to Piper Sandler Companies was $42.2 million and $34.8 million, respectively. For the six months ended June 30, 2025 and 2024, net income attributable to Piper Sandler Companies was $107.1 million and $77.3 million, respectively. The significant expense categories of the reportable segment are consistent with the presentation of non-interest expenses on the consolidated statements of operations. The measure of reportable segment assets is reported on the consolidated statements of financial condition as total assets. At June 30, 2025 and December 31, 2024, total assets were $1.96 billion and $2.26 billion, respectively.

The components of net revenues are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2025	2024	2025	2024
Revenues
Investment banking:
Advisory services	$206,202	$183,908	$423,002	$341,097
Corporate financing	34,976	50,641	70,705	103,222
Municipal financing	41,907	25,233	68,310	45,986
Total investment banking	283,085	259,782	562,017	490,305

Institutional brokerage:
Equity brokerage	58,083	52,075	112,337	101,563
Fixed income services	54,291	39,662	99,293	81,616
Total institutional brokerage	112,374	91,737	211,630	183,179

Interest income	7,947	6,676	17,910	14,982
Investment loss	(4,829)	(17,351)	(34,426)	(3,183)
Total revenues	398,577	340,844	757,131	685,283
Interest expense	1,799	1,665	3,081	3,048
Net revenues	$396,778	$339,179	$754,050	$682,235

Piper Sandler Companies | 27

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 16 | COMPENSATION PLANS
Stock-Based Compensation Plans
The Company has three outstanding stock-based compensation plans: the Amended and Restated 2003 Annual and Long-Term Incentive Plan (the "Incentive Plan"), the 2022 Employment Inducement Award Plan (the "2022 Inducement Plan") and the 2024 Employment Inducement Award Plan (the "2024 Inducement Plan"). The Company's equity awards are recognized on the consolidated statements of operations at grant date fair value over the service period of the award, less forfeitures.

The following table provides a summary of the Company's outstanding equity awards (in shares or units, as applicable) as of June 30, 2025:

Restricted stock
Restricted stock related to compensation plans:
Annual grants	403,316
Sign-on grants	119,740
Inducement grants	9,623
2022 Inducement Plan grants	94,957
2024 Inducement Plan grants	43,271
Total restricted stock related to compensation plans	670,907

Restricted stock related to acquisitions (1)	398,415
Total restricted stock	1,069,322

Restricted stock units	113,685

Stock options	133,667
(1)Includes restricted stock with service conditions issued in conjunction with certain acquisitions.

Incentive Plan
The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company's employees and directors for up to 10.9 million shares of common stock (1.8 million shares remained available for future issuance under the Incentive Plan as of June 30, 2025). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant's death, and at the discretion of the compensation committee of the Company's board of directors.

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

Piper Sandler Companies | 29

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The fair value of the performance condition portion of the award was based on the closing price of the Company's common stock on the grant date. If the Company determines that it is probable that the performance condition will be achieved, compensation expense is amortized on a straight-line basis over the 36-month performance period. The Company reevaluates achievement of the performance condition by grant year each reporting period with changes in estimated outcomes accounted for using a cumulative effect adjustment to compensation expense. Compensation expense will be recognized only if the performance condition is met. Employees forfeit unvested restricted stock units upon termination of employment with a corresponding reversal of compensation expense. As of June 30, 2025, the expected payout leverage for the performance condition portion of the award by grant year is as follows:

Expected Payout
Grant Year	Leverage
2025	75%
2024	73%
2023	57%

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

The Company established the 2020 Employment Inducement Award Plan (the "2020 Inducement Plan") in conjunction with its acquisition of SOP Holdings, LLC and its subsidiaries, including Sandler O'Neill & Partners, L.P. On January 3, 2020, the Company granted $96.9 million (1,217,423 shares) in restricted stock. These restricted shares had both cliff and graded vesting terms with vesting periods of 18 months, three years or five years (with a weighted average service period of 3.7 years). On April 3, 2020, the Company granted $5.5 million (114,000 shares) in restricted stock under the 2020 Inducement Plan in conjunction with its acquisition of The Valence Group. These restricted shares were subject to graded vesting through April 3, 2025. The Company terminated the 2020 Inducement Plan in April 2025.

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

Stock-Based Compensation Activity
The following table summarizes the Company's stock-based compensation activity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in millions)	2025	2024	2025	2024
Stock-based compensation expense	$19.7	$22.9	$50.5	$49.6
Forfeitures	0.2	1.0	0.5	1.5
Tax benefit related to stock-based compensation expense	3.4	3.9	9.1	7.9

Piper Sandler Companies | 31

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the changes in the Company's unvested restricted stock:

	Unvested	Weighted Average
	Restricted Stock	Grant Date
	(in Shares)	Fair Value
December 31, 2024	1,740,128	$128.01
Granted	176,712	307.88
Vested	(845,261)	105.48
Canceled	(2,257)	241.45
June 30, 2025	1,069,322	$175.31

The following table summarizes the changes in the Company's unvested restricted stock units:

	Unvested	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
December 31, 2024	152,318	$169.34
Granted	31,060	298.65
Vested	(69,693)	148.90
Canceled	—	—
June 30, 2025	113,685	$217.19
As of June 30, 2025, there was $65.4 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 3.0 years.

The following table summarizes the changes in the Company's outstanding stock options:

			Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
December 31, 2024	148,667	$135.20	5.7	$24,492,634
Granted	—	—
Exercised	(15,000)	99.00		3,000,762
Canceled	—	—
Expired	—	—
June 30, 2025	133,667	$139.26	5.4	$18,536,373

Options exercisable at June 30, 2025	58,667	$99.00	2.6	$10,497,873

As of June 30, 2025, there was $1.8 million of unrecognized compensation cost related to stock options expected to be recognized over a weighted average period of 2.6 years. There was no tax benefit recorded as a result of stock option exercises for the six months ended June 30, 2025.

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

Nonqualified Deferred Compensation Plan
The nonqualified deferred compensation plan is an unfunded plan which allows certain highly compensated employees, at their election, to defer a portion of their compensation. This plan was closed to future deferral elections by participants for performance periods beginning after December 31, 2017. The amounts deferred under this plan are held in a grantor trust. The Company invests, as a principal, in investments to economically hedge its obligation under the nonqualified deferred compensation plan. The investments in the grantor trust consist of mutual funds which are categorized as Level I in the fair value hierarchy. These investments totaled $17.9 million and $22.0 million as of June 30, 2025 and December 31, 2024, respectively, and are included in investments on the consolidated statements of financial condition. A corresponding deferred compensation liability is included in accrued compensation on the consolidated statements of financial condition. The compensation deferred by the employees was expensed in the period earned. Changes in the fair value of the investments made by the Company are reported in investment income/(loss) and changes in the corresponding deferred compensation liability are reflected as compensation and benefits expense on the consolidated statements of operations.

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

In conjunction with the 2022 acquisition of Cornerstone Macro, additional cash of up to $27.8 million was available to be earned based on achieving a net revenue target during the performance period from July 1, 2022 to December 31, 2023. Of the total amount, up to $6.0 million was available to be earned by Cornerstone Macro's equity owners with no service requirements. The Company paid the maximum amount of $6.0 million related to this additional cash payment in the second quarter of 2024. The remaining amount may be earned by the equity owners, whom are now employees of the Company, and certain employees in exchange for service requirements. The Company expects $5.2 million will be earned related to these additional cash payments, of which $2.6 million was paid in the second quarter of 2025. The Company expects the remaining $2.6 million will be paid by June 30, 2026 and has accrued $1.5 million related to this additional cash payment. Amounts estimated to be payable will be recorded as compensation expense on the consolidated statements of operations over the requisite service period. The Company recorded $0.6 million and $1.2 million in compensation expense related to these additional cash payments for the six months ended June 30, 2025 and 2024, respectively.

In conjunction with the 2020 acquisition of TRS Advisors LLC, additional cash was available to be earned by certain employees if a revenue threshold was exceeded during the three-year post-acquisition period (the "TRS Earnout"). The Company paid the maximum amount of $7.0 million related to the TRS Earnout in the first quarter of 2024. Amounts payable were recorded as compensation expense on the consolidated statements of operations over the requisite service period. The Company recorded $0.5 million in compensation expense related to the TRS Earnout for the six months ended June 30, 2024.

NOTE 17 | RESTRUCTURING AND INTEGRATION COSTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2025	2024	2025	2024
Restructuring and integration costs
Restructuring costs:
Severance, benefits and outplacement	$2,858	$(297)	$2,858	$(297)
Vacated leased office space	1,802	—	1,802	—
Contract termination	79	—	79	—
Total restructuring costs	4,739	(297)	4,739	(297)

Integration costs	259	1,274	259	1,274
Total restructuring and integration costs	$4,998	$977	$4,998	$977

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

The computation of EPS is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2025	2024	2025	2024
Net income attributable to Piper Sandler Companies	$42,182	$34,773	$107,097	$77,266

Shares for basic and diluted calculations
Average shares used in basic computation	16,703	15,879	16,542	15,689
Stock options	51	42	59	40
Restricted stock units	145	195	142	176
Restricted shares	826	1,517	1,016	1,664
Average shares used in diluted computation	17,726	17,633	17,758	17,569

Earnings per common share
Basic	$2.53	$2.19	$6.47	$4.92
Diluted	$2.38	$1.97	$6.03	$4.40

The anti-dilutive effects from stock options and restricted shares were immaterial for the three and six months ended June 30, 2025 and 2024.

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

At June 30, 2025, net capital calculated under the SEC rule was $222.7 million, and exceeded the minimum net capital required under the SEC rule by $221.7 million.

The Company's unsecured revolving credit facility and secured revolving credit facility include covenants requiring Piper Sandler to maintain a minimum regulatory net capital of $120 million. The Company's fully disclosed clearing agreement with Pershing includes a covenant requiring Piper Sandler to maintain excess net capital of $120 million.

Piper Sandler Ltd., a broker dealer subsidiary registered in the U.K., is subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority. As of June 30, 2025, Piper Sandler Ltd. was in compliance with the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority.

Piper Sandler Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At June 30, 2025, Piper Sandler Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Aviditi Capital Advisors Europe GmbH, a European subsidiary, is authorized and regulated by the Federal Financial Supervisory Authority ("BaFin") as a tied agent of AHP Capital Management GmbH, a third-party financial institution.

NOTE 20 | SUBSEQUENT EVENT
On August 1, 2025, the Company announced a definitive agreement to acquire G Squared Capital Partners LLC, a boutique investment bank specializing in government services and defense technology. The purchase price consists of cash consideration, and restricted stock will be granted for retention purposes. Additional cash consideration may be earned if certain revenue targets are achieved. The transaction is expected to close in the third quarter of 2025, subject to customary closing conditions.
Piper Sandler Companies | 36

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Piper Sandler Companies | 37

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

Part I, Item 2 of this Quarterly Report on Form 10-Q includes financial measures that are not prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP"). Management believes that presenting these results and measures on an adjusted basis in conjunction with the corresponding U.S. GAAP measures provides the most meaningful basis for comparison of our operating results across periods and enhances the overall understanding of our current financial performance by excluding certain items that may not be indicative of our core operating results. The non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of financial performance prepared in accordance with U.S. GAAP. See "Explanation and Reconciliation of Non-GAAP Financial Measures" for a detailed explanation of the adjustments made to the corresponding U.S. GAAP measures and a reconciliation of U.S. GAAP to adjusted, non-GAAP financial information.

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

We have taken the following important steps in the execution of our growth strategy:
•On August 1, 2025, we announced a definitive agreement to acquire G Squared Capital Partners LLC, a boutique investment bank specializing in government services and defense technology. The transaction is expected to close in the third quarter of 2025, subject to customary closing conditions.
•On August 23, 2024, we completed the acquisition of Aviditi Capital Advisors, LLC ("Aviditi Advisors"), an alternative investment bank providing full lifecycle services to financial sponsors, global alternative investment managers and limited partner investors. The transaction added private capital advisory capabilities to our platform.

Piper Sandler Companies | 38

Financial Highlights

	Three Months Ended			Six Months Ended
(Amounts in thousands, except per share data)	June 30,	June 30,	2025	June 30,	June 30,	2025
	2025	2024	v2024	2025	2024	v2024
U.S. GAAP
Net revenues	$396,778	$339,179	17.0%	$754,050	$682,235	10.5%
Compensation and benefits	258,216	234,709	10.0	506,673	457,155	10.8
Non-compensation expenses	89,638	76,224	17.6	169,020	144,412	17.0
Income before income tax expense	48,924	28,246	73.2	78,357	80,668	(2.9)
Income tax expense	17,169	13,276	29.3	9,834	16,120	(39.0)
Net income attributable to Piper Sandler Companies	42,182	34,773	21.3	107,097	77,266	38.6
Earnings per diluted common share	$2.38	$1.97	20.8	$6.03	$4.40	37.0

Ratios and margin
Compensation ratio	65.1%	69.2%		67.2%	67.0%
Non-compensation ratio	22.6%	22.5%		22.4%	21.2%
Pre-tax margin	12.3%	8.3%		10.4%	11.8%
Effective tax rate	35.1%	47.0%		12.6%	20.0%

Non-GAAP(1)
Adjusted net revenues	$405,388	$356,710	13.6%	$788,698	$690,615	14.2%
Adjusted compensation and benefits	251,340	224,370	12.0	490,909	435,068	12.8
Adjusted non-compensation expenses	80,676	70,746	14.0	155,873	138,007	12.9
Adjusted operating income	73,372	61,594	19.1	141,916	117,540	20.7
Adjusted income tax expense	20,631	16,373	26.0	15,680	22,335	(29.8)
Adjusted net income attributable to Piper Sandler Companies	52,741	45,221	16.6	126,236	95,205	32.6
Adjusted earnings per diluted common share	$2.95	$2.52	17.1	$7.04	$5.31	32.6

Adjusted ratios and margin
Adjusted compensation ratio	62.0%	62.9%		62.2%	63.0%
Adjusted non-compensation ratio	19.9%	19.8%		19.8%	20.0%
Adjusted operating margin	18.1%	17.3%		18.0%	17.0%
Adjusted effective tax rate	28.1%	26.6%		11.0%	19.0%
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

Piper Sandler Companies | 39

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

Outlook for the Remainder of 2025
During the second quarter of 2025, financial market volatility moderated and equity markets recovered after a sharp sell-off in April with major indices reaching all-time highs, which has led to a more constructive outlook and an increase in our client and business activity. Monetary policy in the U.S. remains a prevalent factor impacting the economy and financial markets. The U.S. Federal Reserve held its short-term benchmark interest rate steady in the second quarter of 2025, indicating that it will monitor the inflationary impacts of U.S. trade policy as it balances its goals of maximum employment and stable prices. The effects of changes to U.S. trade policy, and any retaliatory actions (i.e., "trade wars") by global trading partners, including China, and their potential impact on inflation, supply chains, and global trade remains difficult to predict and has led to periods of heightened volatility in financial markets. In addition, geopolitical concerns, including the conflicts in the Middle East and Eastern Europe and increased tensions with China as a result of the current trade war, could negatively impact financial market activity. A significant decrease in uncertainty, or resolutions to trade disputes and geopolitical concerns, would likely be constructive for global and U.S. economic conditions, and consequently, our client and business activity.

Our advisory services results continued to benefit from our sector and product diversification during the first half of 2025 even as the number of completed middle-market mergers and acquisitions ("M&A") transactions declined year-over-year. Although volatility early in the second quarter of 2025 impacted some deal processes, the outlook for advisory services improved in the current quarter. We have a robust pipeline of announced and in-process M&A transactions and we expect our advisory services revenues in the third quarter of 2025 to be largely consistent with the second quarter.

While certain areas of corporate financing activity are improving, other areas continued to be impacted by sector-specific factors. The economic fee pool for companies with sub-$5 billion of market cap in the first half of 2025 decreased 19 percent year-over-year, with some of our core sectors down more meaningfully. Our pipeline remains strong and diverse and our corporate financing activity for the third quarter of 2025 is off to a good start.

The equity markets experienced increased volatility and higher volumes during the second quarter of 2025. Our equity brokerage business continues to benefit from the quality of our trade execution and research product as we assist clients in navigating the heightened volatility and rapidly changing landscape. We expect our equity brokerage revenues to moderate from second quarter levels as volatility has normalized.

Our fixed income services business experienced robust activity among our depository clients during the second quarter of 2025 due to more accommodative markets. In addition, the acceleration of bank M&A activity has resulted in increased opportunities for balance sheet restructuring trades. Our non-depository client activity has been subdued as a result of spread tightening and relative value concerns. The combination of potential short-term benchmark interest rate cuts by the U.S. Federal Reserve and a steepening yield curve should continue to enhance client engagement and activity; however, given our strong second quarter results, we anticipate fixed income services revenues to soften in the third quarter of 2025.

Our municipal financing activity was robust across both our governmental and specialty sector businesses in the second quarter of 2025. Market conditions remained favorable during the quarter driven by growing infrastructure needs, relatively stable borrowing conditions and strong investor demand due to higher yields. These dynamics led issuers to more actively access the market. We have a robust pipeline yet we expect municipal financing revenues for the third quarter of 2025 to moderate from the very strong second quarter.

Piper Sandler Companies | 40

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND JUNE 30, 2024
The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated:

				As a Percentage of
				Net Revenues for the
	Three Months Ended			Three Months Ended
	June 30,			June 30,
			2025
(Amounts in thousands)	2025	2024	v2024	2025	2024
Revenues
Investment banking:
Advisory services	$206,202	$183,908	12.1%	52.0%	54.2%
Corporate financing	34,976	50,641	(30.9)	8.8	14.9
Municipal financing	41,907	25,233	66.1	10.6	7.4
Total investment banking	283,085	259,782	9.0	71.3	76.6

Institutional brokerage:
Equity brokerage	58,083	52,075	11.5	14.6	15.4
Fixed income services	54,291	39,662	36.9	13.7	11.7
Total institutional brokerage	112,374	91,737	22.5	28.3	27.0

Interest income	7,947	6,676	19.0	2.0	2.0
Investment loss	(4,829)	(17,351)	(72.2)	(1.2)	(5.1)
Total revenues	398,577	340,844	16.9	100.5	100.5
Interest expense	1,799	1,665	8.0	0.5	0.5
Net revenues	396,778	339,179	17.0	100.0	100.0

Non-interest expenses
Compensation and benefits	258,216	234,709	10.0	65.1	69.2
Outside services	16,789	13,974	20.1	4.2	4.1
Occupancy and equipment	17,442	16,757	4.1	4.4	4.9
Communications	14,255	14,568	(2.1)	3.6	4.3
Marketing and business development	11,813	11,372	3.9	3.0	3.4
Deal-related expenses	11,746	5,943	97.6	3.0	1.8
Trade execution and clearance	4,701	4,515	4.1	1.2	1.3
Restructuring and integration costs	4,998	977	411.6	1.3	0.3
Intangible asset amortization	2,147	2,361	(9.1)	0.5	0.7
Other operating expenses	5,747	5,757	(0.2)	1.4	1.7
Total non-interest expenses	347,854	310,933	11.9	87.7	91.7

Income before income tax expense	48,924	28,246	73.2	12.3	8.3
Income tax expense	17,169	13,276	29.3	4.3	3.9
Net income	31,755	14,970	112.1	8.0	4.4
Net loss attributable to noncontrolling interests	(10,427)	(19,803)	(47.3)	(2.6)	(5.8)
Net income attributable to Piper Sandler Companies	$42,182	$34,773	21.3	10.6	10.3

Piper Sandler Companies | 41

Net Revenues
Net revenues on a U.S. GAAP basis were $396.8 million for the three months ended June 30, 2025, compared with $339.2 million in the prior-year period. For the three months ended June 30, 2025, adjusted net revenues were $405.4 million, compared with $356.7 million in the second quarter of 2024. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise. See "Explanation and Reconciliation of Non-GAAP Financial Measures" for a detailed explanation of the adjustments made to the corresponding U.S. GAAP measures and a reconciliation of U.S. GAAP to adjusted, non-GAAP financial information.

The following table provides supplemental business information:

	Three Months Ended
	June 30,
	2025	2024
Advisory services
Completed M&A and restructuring transactions	49	52
Completed capital advisory transactions	22	16
Total completed advisory transactions	71	68

Corporate financings
Total equity transactions priced	16	20
Book run equity transactions priced	12	17
Total debt and preferred transactions priced	10	11
Book run debt and preferred transactions priced	8	8

Advisory services and corporate financing
Number of managing directors	182	170

Municipal negotiated issues
Aggregate par value of issues priced (in billions)	$5.7	$3.2
Total issues priced	175	110

Equity brokerage
Number of shares traded (in billions)	2.9	2.8

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

Piper Sandler Companies | 42

In the second quarter of 2025, investment banking revenues increased 9.0 percent to $283.1 million, compared with $259.8 million in the prior-year period. For the three months ended June 30, 2025, advisory services revenues were $206.2 million, up 12.1 percent compared to $183.9 million in the second quarter of 2024, driven by a higher average fee. Our activity during the quarter was driven by strong contributions from our services & industrials and healthcare industry groups, and our debt advisory product team. For the three months ended June 30, 2025, corporate financing revenues were $35.0 million, down 30.9 percent compared with $50.6 million for the three months ended June 30, 2024, due to a lower average fee and fewer completed corporate financings. Performance during the second quarter of 2025 was led by the financial services sector, and we served as book runner on 14 of 17 completed financial services corporate financings. Municipal financing revenues for the three months ended June 30, 2025 were $41.9 million, up 66.1 percent compared to $25.2 million in the prior-year period, driven by increased municipal negotiated issuance activity across both our governmental and specialty sector businesses resulting from more accommodative market conditions.

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

For the three months ended June 30, 2025, institutional brokerage revenues were $112.4 million, up 22.5 percent compared with $91.7 million in the prior-year period. Equity brokerage revenues were $58.1 million in the second quarter of 2025, up 11.5 percent compared with $52.1 million in the corresponding period of 2024 due to increased client activity resulting from higher market volatility. For the three months ended June 30, 2025, fixed income services revenues were $54.3 million, up 36.9 percent compared to $39.7 million in the prior-year period, driven by increased activity among our depository clients as we executed several balance sheet restructuring trades.

Interest Income
Interest income represents amounts earned from holding long inventory positions and cash balances, as well as interest earned on installment fee receivables. For the three months ended June 30, 2025, interest income increased to $7.9 million, compared with $6.7 million for the three months ended June 30, 2024, primarily due to interest earned on installment fee receivables.

Investment Income/(Loss)
Investment income/(loss) includes realized and unrealized gains and losses on investments, including amounts attributable to noncontrolling interests, in our alternative asset management funds, as well as management and performance fees generated from those funds. For the three months ended June 30, 2025, we recorded an investment loss of $4.8 million, compared to $17.4 million in the corresponding period of 2024. In the second quarter of 2025, we recorded losses on our investments and the noncontrolling interests in the alternative asset funds that we manage primarily due to lower public company equity valuations. Excluding the impact of noncontrolling interests, adjusted investment income was $3.8 million for the three months ended June 30, 2025, compared with $0.2 million for the three months ended June 30, 2024.

Interest Expense
Interest expense represents amounts associated with financing, economically hedging and holding short inventory positions, including interest paid on our short-term financing arrangements, as well as commitment fees on certain short-term financing arrangements. For the three months ended June 30, 2025, interest expense increased slightly to $1.8 million, compared with $1.7 million in the prior-year period.

Piper Sandler Companies | 43

Non-Interest Expenses
Non-interest expenses on a U.S. GAAP basis were $347.9 million for the three months ended June 30, 2025, compared to $310.9 million in the prior-year period. For the three months ended June 30, 2025, adjusted non-interest expenses were $332.0 million, compared with $295.1 million for the second quarter of 2024. The variance explanations for non-interest expenses and adjusted non-interest expenses are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise. See "Explanation and Reconciliation of Non-GAAP Financial Measures" for a detailed explanation of the adjustments made to the corresponding U.S. GAAP measures and a reconciliation of U.S. GAAP to adjusted, non-GAAP financial information.

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

The following table summarizes our expected future acquisition-related compensation expense for restricted stock, restricted cash with service conditions, MFRS Awards and forgivable loans with service conditions, as well as expense estimates related to revenue-based earnout arrangements:

(Amounts in thousands)
Remainder of 2025	$13,099
2026	21,490
2027	15,650
2028	5,306
2029	3,408
Total	$58,953

For the three months ended June 30, 2025, compensation and benefits expenses increased 10.0 percent to $258.2 million, compared with $234.7 million in the corresponding period of 2024, due to higher revenues. Compensation and benefits expenses as a percentage of net revenues decreased to 65.1 percent in the second quarter of 2025, compared to 69.2 percent in the second quarter of 2024. Our adjusted compensation ratio decreased to 62.0 percent in the second quarter of 2025, compared with 62.9 percent in the second quarter of 2024. In the current quarter, the decrease in our compensation ratio on both a U.S. GAAP and adjusted basis was primarily due to higher net revenues.

Outside Services
Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees, fund expenses associated with our consolidated alternative asset management funds and other professional fees. Outside services expenses increased 20.1 percent to $16.8 million in the second quarter of 2025, compared with $14.0 million in the corresponding period of 2024, primarily due to higher legal fees and increased professional fees associated with technology consulting services.

Piper Sandler Companies | 44

Occupancy and Equipment
For the three months ended June 30, 2025, occupancy and equipment expenses increased 4.1 percent to $17.4 million, compared with $16.8 million in the corresponding period of 2024, primarily due to incremental expenses as a result of relocating our Minneapolis corporate headquarters to a new building. We expect to incur additional occupancy costs related to this relocation for the remainder of 2025.

Communications
Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third-party market data information. For the three months ended June 30, 2025, communication expenses decreased slightly to $14.3 million, compared with $14.6 million in the corresponding period of 2024.

Marketing and Business Development
Marketing and business development expenses include travel and entertainment costs, advertising and third-party marketing fees. For the three months ended June 30, 2025, marketing and business development expenses increased modestly to $11.8 million, compared with $11.4 million in the corresponding period of 2024.

Deal-Related Expenses
Deal-related expenses include costs we incurred over the course of a completed investment banking deal, which primarily consist of legal fees, offering expenses, and travel costs. For the three months ended June 30, 2025, deal-related expenses were $11.7 million, compared with $5.9 million for the three months ended June 30, 2024. The amount of deal-related expenses is principally dependent on the level and mix of deal activity and may vary from period to period as the recognition of deal-related costs typically coincides with the closing of a transaction.

Trade Execution and Clearance
For the three months ended June 30, 2025, trade execution and clearance expenses increased slightly to $4.7 million, compared with $4.5 million in the corresponding period of 2024.

Restructuring and Integration Costs
For the three months ended June 30, 2025, we incurred restructuring and integration costs of $5.0 million. The expenses principally consisted of $2.9 million of severance benefits related to headcount reductions, as well as $1.8 million for vacated leased office space associated with our acquisition of Aviditi Advisors. We expect to incur additional restructuring and integration costs related to the announced acquisition of G Squared Capital Partners LLC for the remainder of 2025.

For the three months ended June 30, 2024, we incurred restructuring and integration costs of $1.0 million, primarily consisting of transaction costs related to our acquisition of Aviditi Advisors.

Intangible Asset Amortization
For the three months ended June 30, 2025, amortization of definite-lived intangible assets was $2.1 million, compared to $2.4 million in the corresponding period of 2024.

The following table summarizes the future aggregate amortization expense of our intangible assets with determinable lives:

(Amounts in thousands)
Remainder of 2025	$4,292
2026	7,253
2027	3,480
2028	2,191
2029	541
Total	$17,757

Piper Sandler Companies | 45

Other Operating Expenses
Other operating expenses primarily include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we accrue for and/or pay out related to legal and regulatory matters. Other operating expenses were $5.7 million in the second quarter of 2025, compared with $5.8 million in the corresponding period in 2024.

Pre-Tax Margin
Pre-tax margin for the three months ended June 30, 2025 increased to 12.3 percent, compared to 8.3 percent for the corresponding period of 2024. Adjusted pre-tax margin for the three months ended June 30, 2025 increased to 18.1 percent, compared with 17.3 percent for the corresponding period of 2024. In the current quarter, the increase in pre-tax margin on both a U.S. GAAP and adjusted basis was primarily due to increased net revenues and a lower compensation ratio.

Income Taxes
For the three months ended June 30, 2025, our provision for income taxes was $17.2 million, which included $0.9 million of tax benefits related to stock-based compensation awards vesting at values greater than the grant price and accrued forfeitable dividends paid on vested restricted stock related to acquisitions. Excluding the impact of these benefits and noncontrolling interests, our effective tax rate was 30.4 percent.

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

Piper Sandler Companies | 46

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND JUNE 30, 2024
The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated:

				As a Percentage of
				Net Revenues for the
	Six Months Ended			Six Months Ended
	June 30,			June 30,
			2025
(Amounts in thousands)	2025	2024	v2024	2025	2024
Revenues
Investment banking:
Advisory services	$423,002	$341,097	24.0%	56.1%	50.0%
Corporate financing	70,705	103,222	(31.5)	9.4	15.1
Municipal financing	68,310	45,986	48.5	9.1	6.7
Total investment banking	562,017	490,305	14.6	74.5	71.9

Institutional brokerage:
Equity brokerage	112,337	101,563	10.6	14.9	14.9
Fixed income services	99,293	81,616	21.7	13.2	12.0
Total institutional brokerage	211,630	183,179	15.5	28.1	26.8

Interest income	17,910	14,982	19.5	2.4	2.2
Investment loss	(34,426)	(3,183)	981.6	(4.6)	(0.5)
Total revenues	757,131	685,283	10.5	100.4	100.4
Interest expense	3,081	3,048	1.1	0.4	0.4
Net revenues	754,050	682,235	10.5	100.0	100.0

Non-interest expenses
Compensation and benefits	506,673	457,155	10.8	67.2	67.0
Outside services	31,507	26,396	19.4	4.2	3.9
Occupancy and equipment	35,669	32,793	8.8	4.7	4.8
Communications	29,034	27,797	4.5	3.9	4.1
Marketing and business development	25,287	22,135	14.2	3.4	3.2
Deal-related expenses	17,208	12,330	39.6	2.3	1.8
Trade execution and clearance	9,875	9,381	5.3	1.3	1.4
Restructuring and integration costs	4,998	977	411.6	0.7	0.1
Intangible asset amortization	4,223	4,722	(10.6)	0.6	0.7
Other operating expenses	11,219	7,881	42.4	1.5	1.2
Total non-interest expenses	675,693	601,567	12.3	89.6	88.2

Income before income tax expense	78,357	80,668	(2.9)	10.4	11.8
Income tax expense	9,834	16,120	(39.0)	1.3	2.4
Net income	68,523	64,548	6.2	9.1	9.5
Net loss attributable to noncontrolling interests	(38,574)	(12,718)	203.3	(5.1)	(1.9)
Net income attributable to Piper Sandler Companies	$107,097	$77,266	38.6	14.2	11.3

Piper Sandler Companies | 47

Except as discussed below, the description of net revenues, non-interest expenses, pre-tax margin and income taxes, as well as the underlying reasons for variances to prior year are substantially the same as the comparative quarterly discussion.

Net Revenues
Net revenues on a U.S. GAAP basis were $754.1 million for the six months ended June 30, 2025, compared with $682.2 million in the prior-year period. In the first half of 2025, adjusted net revenues were $788.7 million, compared with $690.6 million in the first half of 2024. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise. See "Explanation and Reconciliation of Non-GAAP Financial Measures" for a detailed explanation of the adjustments made to the corresponding U.S. GAAP measures and a reconciliation of U.S. GAAP to adjusted, non-GAAP financial information.

The following table provides supplemental business information:

	Six Months Ended
	June 30,
	2025	2024
Advisory services
Completed M&A and restructuring transactions	91	100
Completed capital advisory transactions	35	25
Total completed advisory transactions	126	125

Corporate financings
Total equity transactions priced	31	45
Book run equity transactions priced	23	37
Total debt and preferred transactions priced	22	21
Book run debt and preferred transactions priced	16	14

Municipal negotiated issues
Aggregate par value of issues priced (in billions)	$9.0	$7.2
Total issues priced	269	196

Equity brokerage
Number of shares traded (in billions)	5.8	5.4

Investment Banking Revenues
In the first half of 2025, investment banking revenues were $562.0 million, up 14.6 percent compared to $490.3 million in the corresponding period of 2024. For the six months ended June 30, 2025, advisory services revenues were $423.0 million, up 24.0 percent compared with $341.1 million in the first half of 2024, driven by a higher average fee. During the first six months of 2025, our activity was broad based across industry groups and product teams with strong contributions from our financial services, healthcare and services & industrials sectors as well as our debt advisory product team. Corporate financing revenues were $70.7 million for the six months ended June 30, 2025, down 31.5 percent compared to $103.2 million in the prior-year period, due to fewer completed equity transactions and a lower average fee. Activity for us during the first six months of 2025 was principally in our healthcare and financial services sectors. Municipal financing revenues for the six months ended June 30, 2025 were $68.3 million, up 48.5 percent compared to $46.0 million in the year-ago period, driven by increased municipal negotiated issuance activity across both our governmental and specialty sector businesses.

Piper Sandler Companies | 48

Institutional Brokerage Revenues
For the six months ended June 30, 2025, institutional brokerage revenues were $211.6 million, up 15.5 percent compared with $183.2 million in the prior-year period. Equity brokerage revenues were $112.3 million in the first half of 2025, up 10.6 percent compared with $101.6 million in the corresponding period of 2024, due to increased client activity resulting from higher market volatility. For the six months ended June 30, 2025, fixed income services revenues were $99.3 million, up 21.7 percent compared to $81.6 million in the prior-year period, driven by increased activity across most of our client verticals, particularly our depository clients.

Interest Income
Interest income for the six months ended June 30, 2025 increased to $17.9 million, compared with $15.0 million in the prior-year period, primarily due to interest earned on installment fee receivables.

Investment Income/(Loss)
For the six months ended June 30, 2025, we recorded an investment loss of $34.4 million, compared to $3.2 million in the year-ago period. In the first half of 2025, we recorded losses on our investments and the noncontrolling interests in the alternative asset funds that we manage primarily due to lower public company equity valuations. Excluding the impact of noncontrolling interests, adjusted investment income was $0.2 million for the six months ended June 30, 2025, compared with $5.2 million for the six months ended June 30, 2024.

Interest Expense
Interest expense for the six months ended June 30, 2025 increased slightly to $3.1 million, compared with $3.0 million in the prior-year period.

Non-Interest Expenses
Non-interest expenses on a U.S. GAAP basis were $675.7 million for the six months ended June 30, 2025, compared to $601.6 million in the corresponding period of 2024. For the six months ended June 30, 2025, adjusted non-interest expenses were $646.8 million, compared with $573.1 million for the six months ended June 30, 2024. The variance explanations for non-interest expenses and adjusted non-interest expenses are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise. See "Explanation and Reconciliation of Non-GAAP Financial Measures" for a detailed explanation of the adjustments made to the corresponding U.S. GAAP measures and a reconciliation of U.S. GAAP to adjusted, non-GAAP financial information.

Outside Services
For the six months ended June 30, 2025, outside services expenses increased 19.4 percent to $31.5 million, compared with $26.4 million in the corresponding period of 2024, primarily due to higher professional fees and legal fees.

Communications
For the six months ended June 30, 2025, communication expenses increased 4.5 percent to $29.0 million, compared with $27.8 million in the corresponding period of 2024, primarily due to higher market data services expenses.

Marketing and Business Development
For the six months ended June 30, 2025, marketing and business development expenses increased 14.2 percent to $25.3 million, compared with $22.1 million in the corresponding period of 2024, primarily due to higher travel expenses associated with increased business activity.

Other Operating Expenses
For the six months ended June 30, 2025, other operating expenses were $11.2 million, compared with $7.9 million in the corresponding period of 2024. Other operating expenses for the six months ended June 30, 2024 included a $4.0 million reduction in the accrual for estimated civil penalties related to our regulatory settlements regarding recordkeeping requirements for business-related communications.
Piper Sandler Companies | 49

Pre-Tax Margin
Pre-tax margin for the six months ended June 30, 2025 decreased to 10.4 percent, compared to 11.8 percent for the six months ended June 30, 2024. Pre-tax margin was lower for the first half of 2025 driven by higher losses on our investments, including amounts attributable to noncontrolling interests in the alternative asset management funds we manage. Adjusted pre-tax margin for the six months ended June 30, 2025 increased to 18.0 percent, compared with 17.0 percent for the corresponding period of 2024, primarily driven by higher adjusted net revenues and a lower adjusted compensation ratio.

Income Taxes
For the six months ended June 30, 2025, our provision for income taxes was $9.8 million, which included $26.3 million of tax benefits related to stock-based compensation awards vesting at values greater than the grant price and accrued forfeitable dividends paid on vested restricted stock related to acquisitions. Excluding the impact of these benefits and noncontrolling interests, our effective tax rate was 30.9 percent. The effective tax rate was impacted by non-deductible employee compensation expense, including limitations on the deduction of employee compensation expense enacted with the American Rescue Plan Act of 2021.

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

EXPLANATION AND RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

In Part I, Item 2 of this Quarterly Report on Form 10-Q, we have included financial measures that are not prepared in accordance with U.S. GAAP. Adjustments to these non-GAAP financial measures include (1) the exclusion of investment loss and non-compensation expenses related to noncontrolling interests, (2) the exclusion of compensation from acquisition-related agreements, (3) the exclusion of restructuring and integration costs related to acquisitions and/or headcount reductions, (4) the exclusion of amortization of intangible assets related to acquisitions, (5) the exclusion of non-compensation expenses from regulatory settlements regarding recordkeeping requirements for business-related communications and (6) the income tax impact allocated to the adjustments. For U.S. GAAP purposes, these items are included in each of their respective line items on the consolidated statements of operations.

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

Consolidation of the alternative asset management funds results in the inclusion of the proportionate share of the income or loss attributable to the equity interests in consolidated funds that are not attributable, either directly or indirectly, to us (i.e., noncontrolling interests). This proportionate share is reflected in net loss attributable to noncontrolling interests in the accompanying consolidated statements of operations, and has no effect on our overall financial performance, as ultimately, this income/(loss) is not income/(loss) for us. The adjusted, non-GAAP financial measures include only the actual proportionate share of the income/(loss) attributable to us as an investor in such alternative asset management funds.

Piper Sandler Companies | 50

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

The non-compensation expenses from regulatory settlements for the three and six months ended June 30, 2024 include the reversal of other operating expenses of $0.5 million and $4.0 million, respectively, as we reduced the accrual for civil penalties related to the regulatory settlements with the SEC and the Commodity Futures Trading Commission (the "CFTC"). In connection with these matters, we also incurred $0.4 million of outside services expenses for the three and six months ended June 30, 2024. Management believes that excluding the non-compensation expenses from regulatory settlements from our adjusted, non-GAAP financial measures provides a better understanding of our core non-compensation expenses.

Reconciliation of U.S. GAAP to adjusted, non-GAAP financial information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2025	2024	2025	2024
Net revenues:
Net revenues – U.S. GAAP basis	$396,778	$339,179	$754,050	$682,235
Adjustments:
Investment loss related to noncontrolling interests	8,610	17,531	34,648	8,380
Adjusted net revenues	$405,388	$356,710	$788,698	$690,615

Compensation and benefits:
Compensation and benefits – U.S. GAAP basis	$258,216	$234,709	$506,673	$457,155
Adjustment:
Compensation from acquisition-related agreements	(6,876)	(10,339)	(15,764)	(22,087)
Adjusted compensation and benefits	$251,340	$224,370	$490,909	$435,068

Non-compensation expenses:
Non-compensation expenses – U.S. GAAP basis	$89,638	$76,224	$169,020	$144,412
Adjustments:
Non-compensation expenses related to noncontrolling interests	(1,817)	(2,272)	(3,926)	(4,338)
Restructuring and integration costs	(4,998)	(977)	(4,998)	(977)
Amortization of intangible assets related to acquisitions	(2,147)	(2,361)	(4,223)	(4,722)
Non-compensation expenses from regulatory settlements	—	132	—	3,632
Adjusted non-compensation expenses	$80,676	$70,746	$155,873	$138,007

Income before income tax expense:
Income before income tax expense – U.S. GAAP basis	$48,924	$28,246	$78,357	$80,668
Adjustments:
Investment loss related to noncontrolling interests	8,610	17,531	34,648	8,380
Non-compensation expenses related to noncontrolling interests	1,817	2,272	3,926	4,338
Compensation from acquisition-related agreements	6,876	10,339	15,764	22,087
Restructuring and integration costs	4,998	977	4,998	977
Amortization of intangible assets related to acquisitions	2,147	2,361	4,223	4,722
Non-compensation expenses from regulatory settlements	—	(132)	—	(3,632)
Adjusted operating income	$73,372	$61,594	$141,916	$117,540

Piper Sandler Companies | 51

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2025	2024	2025	2024
Income tax expense:
Income tax expense – U.S. GAAP basis	$17,169	$13,276	$9,834	$16,120
Tax effect of adjustments:
Compensation from acquisition-related agreements	1,712	2,114	3,552	4,606
Restructuring and integration costs	1,188	259	1,188	259
Amortization of intangible assets related to acquisitions	562	626	1,106	1,252
Non-compensation expenses from regulatory settlements	—	98	—	98
Adjusted income tax expense	$20,631	$16,373	$15,680	$22,335

Net income attributable to Piper Sandler Companies:
Net income attributable to Piper Sandler Companies – U.S. GAAP basis	$42,182	$34,773	$107,097	$77,266
Adjustments:
Compensation from acquisition-related agreements	5,164	8,225	12,212	17,481
Restructuring and integration costs	3,810	718	3,810	718
Amortization of intangible assets related to acquisitions	1,585	1,735	3,117	3,470
Non-compensation expenses from regulatory settlements	—	(230)	—	(3,730)
Adjusted net income attributable to Piper Sandler Companies	$52,741	$45,221	$126,236	$95,205

Earnings per diluted common share:
Earnings per diluted common share – U.S. GAAP basis	$2.38	$1.97	$6.03	$4.40
Adjustment for inclusion of unvested acquisition-related stock	(0.03)	(0.05)	(0.07)	(0.11)
	$2.35	$1.92	$5.96	$4.29
Adjustments:
Compensation from acquisition-related agreements	0.30	0.47	0.69	0.99
Restructuring and integration costs	0.21	0.04	0.21	0.04
Amortization of intangible assets related to acquisitions	0.09	0.10	0.18	0.20
Non-compensation expenses from regulatory settlements	—	(0.01)	—	(0.21)
Adjusted earnings per diluted common share	$2.95	$2.52	$7.04	$5.31

Weighted average diluted common shares outstanding:
Weighted average diluted common shares outstanding – U.S. GAAP basis	17,726	17,633	17,758	17,569
Adjustment:
Unvested acquisition-related restricted stock with service conditions	176	327	174	372
Adjusted weighted average diluted common shares outstanding	17,902	17,960	17,932	17,941
Piper Sandler Companies | 52

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

Piper Sandler Companies | 53

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

Our dividend policy is intended to return between 30 percent and 50 percent of our fiscal year adjusted net income to shareholders. Our board of directors determines the declaration and payment of dividends and is free to change our dividend policy at any time. Our board of directors declared the following dividends on shares of our common stock:

Declaration Date		Dividend Per Share	Record Date	Payment Date
Related to 2023:
February 2, 2024	(1)	$1.00	March 4, 2024	March 15, 2024
Related to 2024:
February 2, 2024		0.60	March 4, 2024	March 15, 2024
April 26, 2024		0.60	May 24, 2024	June 7, 2024
August 2, 2024		0.65	August 29, 2024	September 13, 2024
October 25, 2024		0.65	November 22, 2024	December 13, 2024
January 31, 2025	(1)	3.00	March 4, 2025	March 14, 2025
Related to 2025:
January 31, 2025		0.65	March 4, 2025	March 14, 2025
May 2, 2025		0.65	May 30, 2025	June 13, 2025
August 1, 2025		0.70	August 29, 2025	September 12, 2025
(1)Represents a special cash dividend.

As part of our capital management strategy, we repurchase our common stock over time in order to offset the dilutive effect of our employee stock-based compensation awards and our grants of acquisition-related restricted stock, as well as to return capital to shareholders.

Effective February 5, 2025, our board of directors authorized the repurchase of up to $150.0 million in common shares through December 31, 2026. During the six months ended June 30, 2025, we repurchased 66,758 shares of our common stock at an average price of $248.25 per share for an aggregate purchase price of $16.6 million related to this authorization. At June 30, 2025, we had $133.4 million remaining under this authorization.

We also purchase shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. During the first half of 2025, we purchased 283,910 shares of our common stock at an average price of $299.20 per share for an aggregate purchase price of $84.9 million for these purposes.
Piper Sandler Companies | 54

Leverage
The following table presents total assets, adjusted assets, total shareholders' equity and tangible common shareholders' equity with the resulting leverage ratios:

	June 30,	December 31,
(Dollars in thousands)	2025	2024
Total assets	$1,959,140	$2,255,936
Deduct: Goodwill and intangible assets	(415,101)	(419,528)
Deduct: Right-of-use lease assets	(71,435)	(66,618)
Deduct: Assets attributable to noncontrolling interests	(170,498)	(197,600)
Adjusted assets	$1,302,106	$1,572,190

Total shareholders' equity	$1,399,414	$1,415,773
Deduct: Goodwill and intangible assets	(415,101)	(419,528)
Deduct: Noncontrolling interests	(169,521)	(187,943)
Tangible common shareholders' equity	$814,792	$808,302

Leverage ratio (1)	1.4	1.6
Adjusted leverage ratio (2)	1.6	1.9
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

Piper Sandler Companies | 55

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

Pershing Clearing Arrangement
We have established an arrangement to obtain financing from Pershing related to the majority of our trading activities. Under our fully disclosed clearing agreement, all of our securities inventories with the exception of convertible securities, and all of our customer activities are held by or cleared through Pershing. Financing under this arrangement is secured primarily by securities, and collateral limitations could reduce the amount of funding available under this arrangement. We may accommodate non-standard settlement timeframes for our clients, which can impact our funding and collateral balances. Our clearing arrangement activities are recorded net of trading activity and reported within receivables from or payables to brokers, dealers and clearing organizations. The funding is at the discretion of Pershing (i.e., uncommitted) and could be denied without a notice period. Our fully disclosed clearing agreement includes a covenant requiring Piper Sandler & Co., our U.S. broker dealer subsidiary, to maintain excess net capital of $120 million. At June 30, 2025, we had less than $0.1 million of financing outstanding under this arrangement.

Clearing Arrangement with Bank Financing
We have established a financing arrangement with a U.S. branch of Canadian Imperial Bank of Commerce ("CIBC") related to our convertible securities inventories. Under this arrangement, our convertible securities inventories are cleared through a broker dealer affiliate of CIBC and held by CIBC. We generally economically hedge changes in the market value of our convertible securities inventories using the underlying common stock or the stock options of the underlying common stock. Financing under this arrangement is secured primarily by convertible securities and collateral limitations could reduce the amount of funding available. The funding is at the discretion of CIBC (i.e., uncommitted) and could be denied subject to a notice period. This arrangement is reported within receivables from or payables to brokers, dealers and clearing organizations, net of trading activity. At June 30, 2025, we had $42.2 million of financing outstanding under this arrangement.

Unsecured Revolving Credit Facility
We have an unsecured $120 million revolving credit facility with U.S. Bank N.A. The credit agreement will terminate on December 20, 2027, unless otherwise terminated. At June 30, 2025, there were $10.0 million of advances against this credit facility.

This credit facility includes customary events of default and covenants that, among other things, require Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, limit our leverage ratio, require maintenance of a minimum ratio of operating cash flow to fixed charges, and impose certain limitations on our ability to make acquisitions and make payments on our capital stock. At June 30, 2025, we were in compliance with all covenants.

Piper Sandler Companies | 56

Secured Revolving Credit Facility
We have a $30 million revolving credit facility with Cadence Bank related to our private capital advisory business. Advances under this facility are secured by certain installment fee receivables. The credit agreement will terminate on August 23, 2027, unless otherwise terminated. At June 30, 2025, there were $5.0 million of advances against this credit facility.

This credit facility includes customary events of default and covenants that, among other things, require Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, limit our leverage ratio, require maintenance of a minimum fixed charge coverage ratio, and impose certain limitations on our ability to make acquisitions and make payments on our capital stock. At June 30, 2025, we were in compliance with all covenants.

Average Funding Balances Outstanding and Maximum Daily Funding By Quarter
The following tables present the average balances outstanding for our various funding sources by quarter for 2025 and 2024:

	Average Balance for the Three Months Ended
(Amounts in millions)	June 30, 2025	Mar. 31, 2025
Funding source
Pershing clearing arrangement	$80.9	$9.7
Clearing arrangement with bank financing	57.9	51.9
Unsecured revolving credit facility	10.0	10.0
Secured revolving credit facility	5.0	1.2
Total	$153.8	$72.8

	Average Balance for the Three Months Ended
(Amounts in millions)	Dec. 31, 2024	Sept. 30, 2024	June 30, 2024	Mar. 31, 2024
Funding source
Pershing clearing arrangement	$6.2	$6.4	$7.1	$43.2
Clearing arrangement with bank financing	73.7	63.4	66.0	85.3
Unsecured revolving credit facility	10.0	14.6	—	4.9
Total	$89.9	$84.4	$73.1	$133.4

The average funding in the second quarter of 2025 increased to $153.8 million, compared with $72.8 million during the first quarter of 2025 and $73.1 million during the second quarter of 2024, primarily due to funding non-standard settlements for our clients. The increase compared to the second quarter of 2024 was also due to borrowings on our unsecured and secured revolving credit facilities.

The following table presents the maximum daily funding amount by quarter for 2025 and 2024:

(Amounts in millions)	2025	2024
First Quarter	$574.2	$544.2
Second Quarter	615.5	466.6
Third Quarter		163.3
Fourth Quarter		270.2

Contractual Obligations
In July 2025, we entered into a lease agreement for approximately 135,000 square feet of office space related to our New York, New York location. Our contractual rental obligations over the 15-year lease term are $163.4 million. For further discussion of our contractual rental obligations, see Note 12 to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Piper Sandler Companies | 57

Capital Requirements
As a registered broker dealer and member firm of the Financial Industry Regulatory Authority, Inc. ("FINRA"), Piper Sandler & Co. is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule which requires that we maintain minimum net capital of $1.0 million. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain approvals, notifications and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. At June 30, 2025, our net capital under the SEC's uniform net capital rule was $222.7 million, and exceeded the minimum net capital required under the SEC rule by $221.7 million.

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

At June 30, 2025, Piper Sandler Ltd., our broker dealer subsidiary registered in the U.K., was subject to, and was in compliance with, the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority pursuant to the Financial Services Act of 2012.

Piper Sandler Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At June 30, 2025, Piper Sandler Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Aviditi Capital Advisors Europe GmbH, a European subsidiary, is authorized and regulated by the Federal Financial Supervisory Authority ("BaFin") as a tied agent of AHP Capital Management GmbH, a third-party financial institution.

Piper Sandler Companies | 58

OFF-BALANCE SHEET ARRANGEMENTS
In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes the notional contract value of our off-balance sheet arrangements for the periods presented:

	Expiration Per Period						Total Contractual Amount
	Remainder of			2028	2030		June 30,	December 31,
(Amounts in thousands)	2025	2026	2027	- 2029	- 2031	Later	2025	2024
Customer matched-book derivative contracts (1) (2)	$20,000	$30,000	$3,074	$23,492	$—	$265,040	$341,606	$393,860
Trading securities derivative contracts (2)	216,226	45,500	5,000	—	8,000	—	274,726	171,333
Investment commitments (3)	—	—	—	—	—	—	32,320	72,688
(1)We have three counterparties (contractual amount of $74.6 million at June 30, 2025) who are not required to post collateral. The uncollateralized amounts, representing the fair value of the derivative contracts, expose us to the credit risk of these counterparties. At June 30, 2025, we had $5.3 million of credit exposure with these counterparties, including $4.6 million of credit exposure with one counterparty.
(2)We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At June 30, 2025 and December 31, 2024, the net fair value of these derivative contracts approximated $7.5 million and $3.3 million, respectively.
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

Investment Commitments
We have investments, including those made as part of our alternative asset management activities, in limited partnerships or limited liability companies that make direct or indirect equity or debt investments in companies. We commit capital and/or act as the managing partner of these entities. We have committed capital of $32.3 million to certain entities and these commitments generally have no specified call dates.

Piper Sandler Companies | 59

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
Piper Sandler Companies | 60

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

We estimate that a parallel 50 basis point adverse change in the market would result in a decrease of approximately $0.7 million in the carrying value of our fixed income securities inventory as of June 30, 2025, including the effect of the hedging transactions.

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

Piper Sandler Companies | 61

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

A key tenet of our risk management procedures related to credit risk is the daily monitoring of the credit quality of our long fixed income securities inventory. These rating trends and the credit quality mix are regularly reviewed with the executive financial risk committee. The following table summarizes the credit rating for our long corporate fixed income securities, taxable and tax-exempt municipal securities, and U.S. government and agency securities as a percentage of the total of these asset classes as of June 30, 2025:

	AAA	AA	A	BBB	BB	Not Rated
Corporate fixed income securities	—%	—%	0.1%	0.1%	—%	—%
Taxable and tax-exempt municipal securities	11.2	40.0	11.0	—	—	3.8
U.S. government and agency securities	—	33.8	—	—	—	—
	11.2%	73.8%	11.1%	0.1%	—%	3.8%

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

Piper Sandler Companies | 62

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

Within our customer matched-book derivative portfolio, we have concentrated counterparty credit exposure with three non-publicly rated entities totaling $5.3 million at June 30, 2025. This counterparty credit exposure relates to our public finance business and consists primarily of interest rate swaps. One derivative counterparty represented 85.6 percent, or $4.6 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

Piper Sandler Companies | 63

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

Piper Sandler Companies | 64

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

During the second quarter of our fiscal year ending December 31, 2025, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Piper Sandler Companies | 65

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The table below sets forth the information with respect to purchases made by or on behalf of Piper Sandler Companies or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the quarter ended June 30, 2025.

			Total Number of Shares	Approximate Dollar
			Purchased as Part of	Value of Shares Yet to be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs (1)
Month #1
April 1, 2025 to
April 30, 2025	11,894	$230.04	—	$150.0	million
Month #2
May 1, 2025 to
May 31, 2025	64,777	$249.02	61,850	$134.7	million
Month #3
June 1, 2025 to
June 30, 2025	7,937	$254.69	4,908	$133.4	million
Total	84,608	$246.88	66,758	$133.4	million

(1)Effective February 5, 2025, our board of directors authorized the repurchase of up to $150.0 million of common stock through December 31, 2026.

Item 3.    Defaults Upon Senior Securities.
Not applicable.

Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5.    Other Information.
During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Piper Sandler Companies | 66

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
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. *

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL and included in Exhibit 101. *
*    Filed herewith.
**    This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Piper Sandler Companies | 67

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIPER SANDLER COMPANIES

Date:	August 6, 2025	By	/s/ Chad R. Abraham
		Name	Chad R. Abraham
		Its	Chairman and Chief Executive Officer

Date:	August 6, 2025	By	/s/ Katherine P. Clune
		Name	Katherine P. Clune
		Its	Chief Financial Officer