Form 10-Q
period 2025-09-30
PIPER SANDLER COMPANIES
filed 2025-11-04
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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
Yes  ☐ No  ☑
As of October 28, 2025, the registrant had 17,689,597 shares of Common Stock outstanding.

Part I.    Financial Information
Part II.    Other Information
Piper Sandler Companies | 2

Part I.    Financial Information
Item 1.    Financial Statements.

Piper Sandler Companies | 3

Piper Sandler Companies
Consolidated Statements of Financial Condition

	September 30,	December 31,
	2025	2024
(Amounts in thousands, except share data)	(Unaudited)
Assets
Cash and cash equivalents	$113,997	$482,834
Receivables from brokers, dealers and clearing organizations	477,238	174,491

Financial instruments and other inventory positions owned:
Financial instruments and other inventory positions owned	366,660	351,178
Financial instruments and other inventory positions owned and pledged as collateral	79,360	74,550
Total financial instruments and other inventory positions owned	446,020	425,728

Investments (including noncontrolling interests of $185,409 and $187,624, respectively)	284,769	281,962
Fixed assets (net of accumulated depreciation and amortization of $89,104 and $106,944, respectively)	78,438	59,400
Right-of-use lease assets	68,600	66,618
Goodwill	319,388	312,024
Intangible assets (net of accumulated amortization of $167,145 and $160,775, respectively)	103,227	107,504
Net deferred income tax assets	136,116	161,583
Other assets	192,029	183,792
Total assets	$2,219,822	$2,255,936

Liabilities and Shareholders' Equity
Short-term financing	$15,000	$10,000
Payables to brokers, dealers and clearing organizations	58,093	5,862
Financial instruments and other inventory positions sold, but not yet purchased	72,014	76,982
Accrued compensation	441,679	563,088
Accrued lease liabilities	99,657	88,819
Other liabilities and accrued expenses	70,215	95,412
Total liabilities	756,658	840,163

Shareholders' equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000;
Shares issued: 19,562,353 and 19,557,804, respectively;
Shares outstanding: 16,730,222 and 16,111,723, respectively	195	195
Additional paid-in capital	972,046	981,724
Retained earnings	629,830	561,746
Less: Common stock held in treasury, at cost: 2,832,131 shares and 3,446,081 shares, respectively	(321,648)	(314,656)
Accumulated other comprehensive income/(loss)	2,415	(1,179)
Total common shareholders' equity	1,282,838	1,227,830
Noncontrolling interests	180,326	187,943
Total shareholders' equity	1,463,164	1,415,773

Total liabilities and shareholders' equity	$2,219,822	$2,255,936
See Notes to the Consolidated Financial Statements
Piper Sandler Companies | 4

Piper Sandler Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2025	2024	2025	2024
Revenues
Investment banking	$330,588	$241,470	$892,605	$731,775
Institutional brokerage	109,490	100,934	321,120	284,113
Interest income	9,374	7,831	27,284	22,813
Investment income/(loss)	30,642	10,693	(3,784)	7,510
Total revenues	480,094	360,928	1,237,225	1,046,211
Interest expense	818	1,356	3,899	4,404
Net revenues	479,276	359,572	1,233,326	1,041,807

Non-interest expenses
Compensation and benefits	288,901	231,014	795,574	688,169
Outside services	13,630	13,525	45,137	39,921
Occupancy and equipment	19,448	16,481	55,117	49,274
Communications	13,774	13,712	42,808	41,509
Marketing and business development	10,150	10,392	35,437	32,527
Deal-related expenses	12,948	6,050	30,156	18,380
Trade execution and clearance	4,775	5,153	14,650	14,534
Restructuring and integration costs	1,044	775	6,042	1,752
Intangible asset amortization	2,147	2,572	6,370	7,294
Other operating expenses	5,032	4,283	16,251	12,164
Total non-interest expenses	371,849	303,957	1,047,542	905,524

Income before income tax expense	107,427	55,615	185,784	136,283
Income tax expense	24,949	15,225	34,783	31,345
Net income	82,478	40,390	151,001	104,938
Net income/(loss) attributable to noncontrolling interests	22,212	5,601	(16,362)	(7,117)
Net income attributable to Piper Sandler Companies	$60,266	$34,789	$167,363	$112,055

Earnings per common share
Basic	$3.61	$2.19	$10.08	$7.11
Diluted	$3.38	$1.96	$9.42	$6.35

Dividends declared per common share	$0.70	$0.65	$5.00	$2.85

Weighted average number of common shares outstanding
Basic	16,716	15,921	16,600	15,767
Diluted	17,808	17,769	17,775	17,636
See Notes to the Consolidated Financial Statements
Piper Sandler Companies | 5

Piper Sandler Companies
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2025	2024	2025	2024
Net income	$82,478	$40,390	$151,001	$104,938
Other comprehensive income/(loss), net of tax — Foreign currency translation adjustment	(1,104)	2,354	3,594	2,456
Comprehensive income	81,374	42,744	154,595	107,394
Comprehensive income/(loss) attributable to noncontrolling interests	22,212	5,601	(16,362)	(7,117)
Comprehensive income attributable to Piper Sandler Companies	$59,162	$37,143	$170,957	$114,511
See Notes to the Consolidated Financial Statements

Piper Sandler Companies | 6

Piper Sandler Companies
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

						Accumulated	Total
	Common		Additional			Other	Common		Total
(Amounts in thousands,	Shares	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
except share amounts)	Outstanding	Stock	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Balance at December 31, 2024	16,111,723	$195	$981,724	$561,746	$(314,656)	$(1,179)	$1,227,830	$187,943	$1,415,773
Net income/(loss)	—	—	—	64,915	—	—	64,915	(28,147)	36,768
Dividends	—	—	—	(70,261)	—	—	(70,261)	—	(70,261)
Amortization/issuance of restricted stock (1)	—	—	68,664	—	—	—	68,664	—	68,664
Issuance of treasury shares for options exercised	15,000	—	16	—	1,469	—	1,485	—	1,485
Issuance of treasury shares for restricted stock vestings	654,048	—	(63,105)	—	63,105	—	—	—	—
Repurchase of common stock from employees	(266,060)	—	—	—	(80,629)	—	(80,629)	—	(80,629)
Shares reserved/issued for director compensation	1,319	—	333	—	—	—	333	—	333
Other comprehensive income	—	—	—	—	—	1,136	1,136	—	1,136
Fund capital contributions, net	—	—	—	—	—	—	—	4,841	4,841
Balance at March 31, 2025	16,516,030	$195	$987,632	$556,400	$(330,711)	$(43)	$1,213,473	$164,637	$1,378,110
Net income/(loss)	—	—	—	42,182	—	—	42,182	(10,427)	31,755
Dividends	—	—	—	(17,087)	—	—	(17,087)	—	(17,087)
Amortization/issuance of restricted stock (1)	—	—	7,927	—	—	—	7,927	—	7,927
Repurchase of common stock through share repurchase program	(66,758)	—	—	—	(16,573)	—	(16,573)	—	(16,573)
Issuance of treasury shares for restricted stock vestings	263,298	—	(28,726)	—	28,726	—	—	—	—
Repurchase of common stock from employees	(17,850)	—	—	—	(4,316)	—	(4,316)	—	(4,316)
Shares reserved/issued for director compensation	2,856	—	725	—	—	—	725	—	725
Other comprehensive income	—	—	—	—	—	3,562	3,562	—	3,562
Fund capital contributions, net	—	—	—	—	—	—	—	15,311	15,311
Balance at June 30, 2025	16,697,576	$195	$967,558	$581,495	$(322,874)	$3,519	$1,229,893	$169,521	$1,399,414

Net income	—	—	—	60,266	—	—	60,266	22,212	82,478
Dividends	—	—	—	(11,931)	—	—	(11,931)	—	(11,931)
Amortization/issuance of restricted stock (1)	—	—	7,480	—	—	—	7,480	—	7,480
Issuance of treasury shares for options exercised	18,000	—	(247)	—	2,029	—	1,782	—	1,782
Issuance of treasury shares for restricted stock vestings	25,474	—	(2,875)	—	2,875	—	—	—	—
Repurchase of common stock from employees	(11,202)	—	—	—	(3,678)	—	(3,678)	—	(3,678)
Shares reserved/issued for director compensation	374	—	130	—	—	—	130	—	130
Other comprehensive loss	—	—	—	—	—	(1,104)	(1,104)	—	(1,104)
Fund capital distributions, net	—	—	—	—	—	—	—	(11,407)	(11,407)
Balance at September 30, 2025	16,730,222	$195	$972,046	$629,830	$(321,648)	$2,415	$1,282,838	$180,326	$1,463,164

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
See Notes to the Consolidated Financial Statements
Piper Sandler Companies | 8

Piper Sandler Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(Amounts in thousands)	2025	2024
Operating Activities
Net income	$151,001	$104,938
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization of fixed assets	12,961	12,649
Deferred income taxes	25,467	23,033
Stock-based compensation	75,832	71,111
Amortization of intangible assets	6,370	7,294
Amortization of forgivable loans	17,309	10,335
Decrease/(increase) in operating assets:
Receivables from brokers, dealers and clearing organizations	(302,747)	113,087
Net financial instruments and other inventory positions owned	(25,260)	(21,697)
Investments	(2,807)	13,194
Other assets	(22,306)	(56,192)
Increase/(decrease) in operating liabilities:
Payables to brokers, dealers and clearing organizations	52,231	778
Accrued compensation	(113,290)	(111,760)
Other liabilities and accrued expenses	(17,934)	(17,353)
Net cash provided by/(used in) operating activities	(143,173)	149,417

Investing Activities
Business acquisitions, net of cash acquired	(8,989)	(16,166)
Purchases of fixed assets, net	(31,348)	(7,128)
Net cash used in investing activities	(40,337)	(23,294)

Financing Activities
Net change in short-term financing	5,000	(27,342)
Payment of contingent consideration	—	(1,550)
Payment of cash dividends	(99,279)	(61,114)
Increase/(decrease) in noncontrolling interests	8,745	(12,084)
Repurchase of common stock	(105,196)	(59,970)
Proceeds from stock option exercises	3,267	792
Net cash used in financing activities	(187,463)	(161,268)

Currency adjustment:
Effect of exchange rate changes on cash	2,136	2,232

Net decrease in cash and cash equivalents	(368,837)	(32,913)

Cash and cash equivalents at beginning of period	482,834	383,098
Cash and cash equivalents at end of period	$113,997	$350,185

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$3,869	$4,370
Income taxes	$39,566	$5,912
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

G Squared Capital Partners LLC ("G Squared")
On September 12, 2025, the Company completed the acquisition of G Squared, a boutique investment bank specializing in government services and defense technology. The acquisition expands the scale of the Company's investment banking technology sector. The purchase price consisted of cash consideration, and restricted stock and restricted cash were granted for retention purposes. Additional cash consideration may be earned if certain revenue targets are achieved as discussed in Note 17.

The Company recorded $7.4 million of goodwill on the consolidated statements of financial condition, all of which is expected to be deductible for income tax purposes. In management's opinion, the goodwill represents the reputation and operating expertise of G Squared. Identifiable intangible assets purchased by the Company consisted of customer relationships with an acquisition date fair value of $2.2 million.

Pro forma financial information is not presented as the acquisition is not material. The results of operations of G Squared have been included in the Company's consolidated financial statements prospectively beginning on the acquisition date.

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

NOTE 5 | RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

	September 30,	December 31,
(Amounts in thousands)	2025	2024
Receivables from brokers, dealers and clearing organizations
Receivable from clearing organizations	$454,484	$154,409
Receivable from brokers and dealers	22,754	20,082
Total receivables from brokers, dealers and clearing organizations	$477,238	$174,491

Payables to brokers, dealers and clearing organizations
Payable to brokers and dealers	$58,093	$5,862
Total payables to brokers, dealers and clearing organizations	$58,093	$5,862

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

Investments
The Company's investments valued at fair value include equity investments in private companies and mutual funds related to deferred compensation plans. Investments in private companies are valued based on an assessment of each underlying security, considering rounds of financing, the financial condition and operating results of the private company, third-party transactions and market-based information, including comparable company transactions, trading multiples (e.g., multiples of revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA")), discounted cash flow analyses and changes in market outlook, among other factors. These securities are categorized based on the lowest level of input that is significant to the fair value measurement. Certain underlying securities, as well as investments in mutual funds, are valued based on quoted prices from the exchange for identical assets as of the period-end date. To the extent these securities are actively traded and valuation adjustments are not applied, they are categorized as Level I. See Note 17 for additional information about the Company's deferred compensation plans.

Piper Sandler Companies | 14

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the valuation of the Company's financial instruments by pricing observability levels defined in FASB Accounting Standards Codification Topic 820, "Fair Value Measurement" ("ASC 820") as of September 30, 2025:

				Counterparty
				and Cash
				Collateral
(Amounts in thousands)	Level I	Level II	Level III	Netting (1)	Total
Assets
Financial instruments and other inventory positions owned:
Corporate securities:
Convertible securities	$—	$146,874	$—	$—	$146,874
Equity securities	472	—	—	—	472
Fixed income securities	—	2,330	—	—	2,330
Municipal securities:
Taxable securities	—	13,313	—	—	13,313
Tax-exempt securities	—	116,842	—	—	116,842
Short-term securities	—	43,176	—	—	43,176
Asset-backed securities	—	35,611	—	—	35,611
U.S. government agency securities	—	75,443	—	—	75,443
U.S. government securities	5,394	—	—	—	5,394
Derivative contracts	—	6,986	3,504	(3,925)	6,565
Total financial instruments and other inventory positions owned	5,866	440,575	3,504	(3,925)	446,020

Cash equivalents	59,314	—	—	—	59,314
Investments at fair value (2)	68,267	10,345	189,207	—	267,819
Total assets	$133,447	$450,920	$192,711	$(3,925)	$773,153

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$24,759	$—	$—	$—	$24,759
Fixed income securities	—	3,912	—	—	3,912
U.S. government securities	42,858	—	—	—	42,858
Derivative contracts	—	5,295	6,634	(11,444)	485
Total financial instruments and other inventory positions sold, but not yet purchased	$67,617	$9,207	$6,634	$(11,444)	$72,014
(1)Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.
(2)Includes noncontrolling interests of $185.4 million attributable to unrelated third-party ownership in consolidated alternative asset management funds, of which $147.3 million is classified as Level III.

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

At September 30, 2025, there were no equity securities subject to contractual sale restrictions included in the Company's Level I investments at fair value.
Piper Sandler Companies | 16

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following tables summarize the changes in fair value associated with Level III financial instruments held at the beginning or end of the periods presented:

	Level III
	Assets			Liabilities
(Amounts in thousands)	Tax-Exempt Municipal Securities	Derivative Contracts	Investments at Fair Value	Derivative Contracts
Balance at June 30, 2025	$276	$5,523	$185,202	$4,370
Purchases	—	—	6,580	—
Sales	—	—	(248)	—
Settlements	—	(2,060)	—	(1,779)
Transfers in (1)	—	—	697	—
Transfers out (2)	(276)	—	(5,000)	—
Total realized and unrealized gains/(losses)	—	41	1,976	4,043
Balance at September 30, 2025	$—	$3,504	$189,207	$6,634

Balance at June 30, 2024	$270	$2,655	$195,834	$2,974
Purchases	—	—	11,529	—
Sales	—	—	(11,042)	—
Settlements	—	(342)	—	(3,590)
Transfers in (1)	—	—	—	—
Transfers out (2)	—	—	(35,327)	—
Total realized and unrealized gains/(losses)	9	2,464	9,151	4,288
Balance at September 30, 2024	$279	$4,777	$170,145	$3,672

Unrealized gains/(losses) for assets/liabilities held at:
September 30, 2025	$—	$1,379	$1,971	$5,268
September 30, 2024	$9	$2,548	$(8,549)	$3,341

Continued on next page
Piper Sandler Companies | 17

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

	Level III
	Assets			Liabilities
(Amounts in thousands)	Tax-Exempt Municipal Securities	Derivative Contracts	Investments at Fair Value	Derivative Contracts
Balance at December 31, 2024	$273	$1,819	$176,970	$991
Purchases	—	—	41,067	—
Sales	—	—	(248)	—
Settlements	—	(2,910)	—	(2,475)
Transfers in (1)	—	—	697	—
Transfers out (2)	(276)	—	(13,182)	—
Total realized and unrealized gains/(losses)	3	4,595	(16,097)	8,118
Balance at September 30, 2025	$—	$3,504	$189,207	$6,634

Balance at December 31, 2023	$2,869	$5,834	$224,280	$7,962
Purchases	—	—	23,584	—
Sales	(1,901)	—	(41,042)	—
Settlements	—	(2,842)	—	(6,191)
Transfers in (1)	—	—	—	—
Transfers out (2)	—	—	(48,546)	—
Total realized and unrealized gains/(losses)	(689)	1,785	11,869	1,901
Balance at September 30, 2024	$279	$4,777	$170,145	$3,672

Unrealized gains/(losses) for assets/liabilities held at:
September 30, 2025	$—	$3,233	$(9,531)	$6,634
September 30, 2024	$12	$3,571	$(20,450)	$3,672
(1)Transfers into Level III are primarily due to observable inputs becoming unobservable.
(2)Transfers out of Level III are primarily due to unobservable inputs becoming observable.

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

Piper Sandler Companies | 18

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company's Level III financial instruments as of September 30, 2025:

	Valuation			Weighted
	Technique	Unobservable Input	Range	Average (1)
Assets
Derivative contracts	Discounted cash flow	Premium over the MMD curve in basis points ("bps") (3)	0 - 22 bps	6.9 bps
Investments at fair value (2)	Market approach	Revenue multiple (3)	2 - 10 times	7.0 times
		EBITDA multiple (3)	11 - 16 times	13.5 times
		Equity value as multiple of independent financing value (3)	0.6 - 2 times	0.9 times
	Discounted cash flow	Discount rate (4)	15 - 25%	22.0%

Liabilities
Derivative contracts	Discounted cash flow	Premium over the MMD curve in bps (4)	0 - 54 bps	15.9 bps
(1)Unobservable inputs were weighted by the relative fair value of the financial instruments.
(2)As of September 30, 2025, the Company had $189.2 million of Level III investments at fair value, of which $65.4 million was valued based on a recent round of independent financing.
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

Piper Sandler Companies | 19

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 7 | FINANCIAL INSTRUMENTS AND OTHER INVENTORY POSITIONS

	September 30,	December 31,
(Amounts in thousands)	2025	2024
Financial instruments and other inventory positions owned
Corporate securities:
Convertible securities	$146,874	$136,176
Equity securities	472	2
Fixed income securities	2,330	1,583
Municipal securities:
Taxable securities	13,313	21,171
Tax-exempt securities	116,842	126,945
Short-term securities	43,176	1,075
Asset-backed securities	35,611	50,188
U.S. government agency securities	75,443	78,256
U.S. government securities	5,394	4,633
Derivative contracts	6,565	5,699
Total financial instruments and other inventory positions owned	$446,020	$425,728

Financial instruments and other inventory positions sold, but not yet purchased
Corporate securities:
Equity securities	$24,759	$19,740
Fixed income securities	3,912	614
U.S. government securities	42,858	54,249
Derivative contracts	485	2,379
Total financial instruments and other inventory positions sold, but not yet purchased	$72,014	$76,982

At September 30, 2025 and December 31, 2024, financial instruments and other inventory positions owned in the amount of $79.4 million and $74.6 million, respectively, had been pledged as collateral for short-term financing arrangements.

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

	September 30, 2025			December 31, 2024
(Amounts in thousands)	Derivative	Derivative	Notional	Derivative	Derivative	Notional
Derivative Category	Assets (1)	Liabilities (2)	Amount	Assets (1)	Liabilities (2)	Amount
Interest rate:
Customer matched-book	$7,834	$5,649	$330,691	$10,906	$8,629	$393,860
Trading securities	2,656	6,280	241,833	1,098	442	171,333
	$10,490	$11,929	$572,524	$12,004	$9,071	$565,193
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

		Three Months Ended		Nine Months Ended
(Amounts in thousands)		September 30,		September 30,
Derivative Category	Operations Category	2025	2024	2025	2024
Interest rate derivative contract	Investment banking	$(30)	$(2,760)	$(55)	$(3,054)
Interest rate derivative contract	Institutional brokerage	(4,305)	1,423	(4,056)	3,233
		$(4,335)	$(1,337)	$(4,111)	$179

Credit risk associated with the Company's derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company's derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company's financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The Company's derivative contracts are generally collateralized by its counterparties, who are major financial institutions. As of September 30, 2025, the Company had $5.3 million of uncollateralized credit exposure with three counterparties (notional contract amount of $74.3 million), including $4.6 million of uncollateralized credit exposure with one counterparty.

Piper Sandler Companies | 21

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 8 | INVESTMENTS

	September 30,	December 31,
(Amounts in thousands)	2025	2024
Investments at fair value	$267,819	$267,318
Investments at cost	281	281
Investments accounted for under the equity method	16,669	14,363
Total investments	284,769	281,962
Less: Investments attributable to noncontrolling interests (1)	(185,409)	(187,624)
Total investments attributable to Piper Sandler Companies	$99,360	$94,338
(1)Noncontrolling interests are attributable to unrelated third-party ownership in consolidated alternative asset management funds.

At September 30, 2025, investments carried on a cost basis had an estimated fair market value of $0.3 million. Because valuation estimates were based upon management's judgment, investments carried at cost would be categorized as Level III assets in the fair value hierarchy, if they were carried at fair value.

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

	September 30,	December 31,
(Amounts in thousands)	2025	2024
Assets
Cash and cash equivalents	$469	$10,078
Investments	231,905	236,138
Other assets	591	1,099
Total assets	$232,965	$247,315

Liabilities
Other liabilities and accrued expenses	$6,986	$12,166
Total liabilities	$6,986	$12,166

The Company has investments in a grantor trust which was established as part of a nonqualified deferred compensation plan. The Company is the primary beneficiary of the grantor trust. Accordingly, the assets and liabilities of the grantor trust are consolidated by the Company on the consolidated statements of financial condition. See Note 17 for additional information on the Company's nonqualified deferred compensation plan.

Nonconsolidated VIEs
The Company determined it is not the primary beneficiary of certain VIEs and, accordingly, does not consolidate them. These VIEs had net assets approximating $746.8 million and $1.09 billion at September 30, 2025 and December 31, 2024, respectively. The Company's exposure to loss from these VIEs is $16.7 million, which is the carrying value of its capital contributions recorded in investments on the consolidated statements of financial condition at September 30, 2025. The Company had no liabilities related to these VIEs at September 30, 2025 and December 31, 2024. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of September 30, 2025.

Piper Sandler Companies | 23

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 10 | GOODWILL AND INTANGIBLE ASSETS

(Amounts in thousands)
Goodwill
Balance at December 31, 2024	$312,024
Goodwill acquired	7,364
Balance at September 30, 2025	$319,388

Intangible assets
Balance at December 31, 2024	$107,504
Intangible assets acquired	2,093
Amortization of intangible assets	(6,370)
Balance at September 30, 2025	$103,227

As discussed in Note 4, the addition of goodwill and intangible assets during the nine months ended September 30, 2025 related to the acquisition of G Squared. Management identified $2.2 million of customer relationship intangible assets, which are being amortized over a weighted average life of 0.6 years.

At September 30, 2025, intangible assets with determinable lives consisted of customer relationships. The following table summarizes the future aggregate amortization expense of the Company's intangible assets with determinable lives:

(Amounts in thousands)
Remainder of 2025	$3,629
2026	7,986
2027	3,480
2028	2,191
2029	541
Total	$17,827

Indefinite-lived intangible assets of $85.4 million consist of a trade name, which is not subject to amortization.

NOTE 11 | OTHER ASSETS

	September 30,	December 31,
(Amounts in thousands)	2025	2024
Installment fee receivables	$37,368	$43,993
Fee receivables	58,365	53,189
Forgivable employee loans	56,728	45,526
Prepaid expenses	20,927	26,478
Income tax receivables	3,671	—
Other	14,970	14,606
Total other assets	$192,029	$183,792

The Company's installment fee receivables and forgivable employee loans are carried at amortized cost, which approximates fair value, and would be categorized as Level II assets in the fair value hierarchy if they were carried at fair value.

Piper Sandler Companies | 24

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The Company estimates the allowance for credit losses using relevant available information from internal and external sources relating to historical credit loss experience, current economic conditions and reasonable and supportable forecasts that could potentially affect the collectibility of the reported amounts. The allowance for credit losses was immaterial at September 30, 2025 and December 31, 2024.

NOTE 12 | SHORT-TERM FINANCING
Unsecured Revolving Credit Facility
The Company has an unsecured $120 million revolving credit facility with U.S. Bank N.A. The credit agreement will terminate on December 20, 2027, unless otherwise terminated. The interest rate is variable and based on either the federal funds rate or prime rate plus an applicable margin. This credit facility includes customary events of default and covenants that, among other things, require the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital of $120 million, limit the Company's leverage ratio, require maintenance of a minimum ratio of operating cash flow to fixed charges, and impose certain limitations on the Company's ability to make acquisitions and make payments on its capital stock. At September 30, 2025, there were $10.0 million of advances against this credit facility, with a weighted average interest rate of 6.09 percent. At December 31, 2024, there were $10.0 million of advances against this credit facility, with a weighted average interest rate of 6.33 percent.

Secured Revolving Credit Facility
The Company has a $30 million revolving credit facility with Cadence Bank. Advances under this facility are secured by certain installment fee receivables. The credit agreement will terminate on August 23, 2027, unless otherwise terminated. The interest rate is variable and based on either the federal funds rate, prime rate, or SOFR plus an applicable margin. This credit facility includes customary events of default and covenants that, among other things, require the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital of $120 million, limit the Company's leverage ratio, require maintenance of a minimum fixed charge coverage ratio, and impose certain limitations on the Company's ability to make acquisitions and make payments on its capital stock. At September 30, 2025, there were $5.0 million of advances against this credit facility, with a weighted average interest rate of 6.39 percent. At December 31, 2024, the Company had no advances against this credit facility.

NOTE 13 | LEASES
The Company leases office space throughout the U.S. and in a limited number of foreign countries where its international operations reside. Aggregate minimum lease payments on an undiscounted basis for the Company's operating leases and a reconciliation to accrued lease liabilities included on the consolidated statements of financial condition as of September 30, 2025 were as follows:

(Amounts in thousands)
Remainder of 2025	$6,858
2026	26,676
2027	24,787
2028	16,708
2029	15,004
Thereafter	68,438
Total operating lease payments	158,471
Less: Tenant improvement allowances	(7,755)
Less: Present value discount	(51,059)
Total accrued lease liabilities	$99,657
Piper Sandler Companies | 25

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)
The following table summarizes the Company's operating lease costs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in millions)	2025	2024	2025	2024
Operating lease costs	$6.0	$5.6	$18.5	$16.7
Operating lease costs related to short-term leases	0.2	0.2	0.5	0.4

At September 30, 2025, the weighted average remaining lease term for operating leases was 7.4 years and the weighted average discount rate was 5.8 percent.

In July 2025, the Company entered into a lease agreement for its office space in New York City, New York. As the Company anticipates taking possession of the space in 2026, no right-of-use lease asset or accrued lease liability is recorded in the consolidated statements of financial condition as of September 30, 2025. The Company's contractual rent commitment over the 15-year lease term is $163.4 million.

NOTE 14 | LEGAL CONTINGENCIES
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

If during any period a potential adverse contingency becomes probable or is resolved for an amount in excess of the established accrual, the results of operations and cash flows in that period and the financial condition as of the end of that period could be materially adversely affected. In addition, there can be no assurance that material losses will not be incurred from claims that have not yet been brought to the Company's attention or are not yet determined to be reasonably possible. Reasonably possible losses in excess of amounts accrued at September 30, 2025 are not material.

Litigation-related accrual activity included within other operating expenses was immaterial for the nine months ended September 30, 2025 and included a $2.7 million reversal of other operating expenses for the nine months ended September 30, 2024.

Piper Sandler Companies | 26

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)
NOTE 15 | SHAREHOLDERS' EQUITY
Dividends
The Company's current dividend policy is intended to return a metric based on fiscal year net income to its shareholders. The Company's board of directors determines the declaration and payment of dividends and is free to change the Company's dividend policy at any time.

During the nine months ended September 30, 2025, the Company declared and paid quarterly cash dividends on its common stock, aggregating $2.00 per share, and a special cash dividend on its common stock of $3.00 per share. The special cash dividend related to the Company's fiscal year 2024 results. Total dividends paid, including accrued forfeitable dividends paid on restricted stock vestings, were $99.3 million for the nine months ended September 30, 2025.

On October 31, 2025, the board of directors declared a quarterly cash dividend on its common stock of $0.70 per share to be paid on December 12, 2025, to shareholders of record as of the close of business on November 25, 2025.

Share Repurchases
The Company purchases shares of common stock pursuant to share repurchase programs authorized by the Company's board of directors. The Company also purchases shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations.

The following table summarizes the repurchase programs authorized by the Company's board of directors:

Effective Date	Authorized Amount	Expiration Date	Remaining Authorization at September 30, 2025
February 5, 2025	$150.0 million	December 31, 2026	$133.4 million
May 6, 2022	$150.0 million	December 31, 2024	$—

The following table summarizes the Company's share repurchase activity:

	Nine Months Ended
	September 30,
	2025	2024
Shares repurchased pursuant to repurchase authorizations
Common shares repurchased	66,758	—
Aggregate purchase price (in millions)	$16.6	$—
Average price per share	$248.25	$—

Shares repurchased from employees related to employment tax obligations
Common shares repurchased	295,112	325,019
Aggregate purchase price (in millions)	$88.6	$60.0
Average price per share	$300.30	$184.51

Piper Sandler Companies | 27

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)
Issuance of Shares
The Company issues common shares out of treasury stock as a result of employee restricted share vesting and exercise transactions as discussed in Note 17. During the nine months ended September 30, 2025 and 2024, the Company issued 975,820 shares and 1,041,880 shares, respectively, related to these obligations.

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
(Unaudited)
NOTE 16 | BUSINESS SEGMENT AND REVENUES INFORMATION
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

The CODM evaluates the performance and allocates resources of the reportable segment based on net income attributable to Piper Sandler Companies as reported on the consolidated statements of operations. For the three months ended September 30, 2025 and 2024, net income attributable to Piper Sandler Companies was $60.3 million and $34.8 million, respectively. For the nine months ended September 30, 2025 and 2024, net income attributable to Piper Sandler Companies was $167.4 million and $112.1 million, respectively. The significant expense categories of the reportable segment are consistent with the presentation of non-interest expenses on the consolidated statements of operations. The measure of reportable segment assets is reported on the consolidated statements of financial condition as total assets. At September 30, 2025 and December 31, 2024, total assets were $2.22 billion and $2.26 billion, respectively.

The components of net revenues are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2025	2024	2025	2024
Revenues
Investment banking:
Advisory services	$212,372	$188,047	$635,374	$529,144
Corporate financing	79,715	17,903	150,420	121,125
Municipal financing	38,501	35,520	106,811	81,506
Total investment banking	330,588	241,470	892,605	731,775

Institutional brokerage:
Equity brokerage	53,750	52,480	166,087	154,043
Fixed income services	55,740	48,454	155,033	130,070
Total institutional brokerage	109,490	100,934	321,120	284,113

Interest income	9,374	7,831	27,284	22,813
Investment income/(loss)	30,642	10,693	(3,784)	7,510
Total revenues	480,094	360,928	1,237,225	1,046,211
Interest expense	818	1,356	3,899	4,404
Net revenues	$479,276	$359,572	$1,233,326	$1,041,807

Piper Sandler Companies | 29

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)
NOTE 17 | COMPENSATION PLANS
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

The following table provides a summary of the Company's outstanding equity awards (in shares or units, as applicable) as of September 30, 2025:

Restricted stock
Restricted stock related to compensation plans:
Annual grants	398,696
Sign-on grants	104,272
Inducement grants	13,216
2022 Inducement Plan grants	94,957
2024 Inducement Plan grants	34,746
Total restricted stock related to compensation plans	645,887

Restricted stock related to acquisitions (1)	407,395
Total restricted stock	1,053,282

Restricted stock units	113,685

Stock options	115,667
(1)Includes restricted stock with service conditions issued in conjunction with certain acquisitions.

Incentive Plan
The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company's employees and directors for up to 10.9 million shares of common stock (1.8 million shares remained available for future issuance under the Incentive Plan as of September 30, 2025). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant's death, and at the discretion of the compensation committee of the Company's board of directors.

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

Inducement Grants are issued as a retention tool in conjunction with certain acquisitions. These restricted shares are subject to graded or ratable vesting terms, and employees must fulfill service requirements in exchange for the rights to the restricted shares. Compensation expense is amortized on a straight-line basis over the requisite service period, generally three to four years. Employees forfeit unvested shares upon termination of employment and a reversal of compensation expense is recorded. During 2022, the Company granted $9.3 million (65,125 shares) in restricted stock under the Incentive Plan in conjunction with its acquisitions of Cornerstone Macro Research LP, including its subsidiary, Cornerstone Macro LLC (collectively, "Cornerstone Macro") and Stamford Partners LLP.

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

Piper Sandler Companies | 31

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)
The fair value of the performance condition portion of the award was based on the closing price of the Company's common stock on the grant date. If the Company determines that it is probable that the performance condition will be achieved, compensation expense is amortized on a straight-line basis over the 36-month performance period. The Company reevaluates achievement of the performance condition by grant year each reporting period with changes in estimated outcomes accounted for using a cumulative effect adjustment to compensation expense. Compensation expense will be recognized only if the performance condition is met. Employees forfeit unvested restricted stock units upon termination of employment with a corresponding reversal of compensation expense. As of September 30, 2025, the expected payout leverage for the performance condition portion of the award by grant year is as follows:

Expected Payout
Grant Year	Leverage
2025	75%
2024	75%
2023	58%

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

Stock-Based Compensation Activity
The following table summarizes the Company's stock-based compensation activity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in millions)	2025	2024	2025	2024
Stock-based compensation expense	$23.4	$20.3	$73.9	$69.9
Forfeitures	0.7	0.7	1.2	2.2
Tax benefit related to stock-based compensation expense	4.3	3.5	13.4	11.4

Piper Sandler Companies | 33

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)
The following table summarizes the changes in the Company's unvested restricted stock:

	Unvested	Weighted Average
	Restricted Stock	Grant Date
	(in Shares)	Fair Value
December 31, 2024	1,740,128	$128.01
Granted	193,179	310.74
Vested	(870,735)	109.11
Canceled	(9,290)	214.89
September 30, 2025	1,053,282	$176.39

The following table summarizes the changes in the Company's unvested restricted stock units:

	Unvested	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
December 31, 2024	152,318	$169.34
Granted	31,060	298.65
Vested	(69,693)	148.90
Canceled	—	—
September 30, 2025	113,685	$217.19
As of September 30, 2025, there was $62.5 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 2.8 years.

The following table summarizes the changes in the Company's outstanding stock options:

			Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
December 31, 2024	148,667	$135.20	5.7	$24,492,634
Granted	—	—
Exercised	(33,000)	99.00		7,001,754
Canceled	—	—
Expired	—	—
September 30, 2025	115,667	$145.53	5.6	$23,302,259

Options exercisable at September 30, 2025	40,667	$99.00	2.4	$10,085,009

As of September 30, 2025, there was $1.7 million of unrecognized compensation cost related to stock options expected to be recognized over a weighted average period of 2.4 years. There was no tax benefit recorded as a result of stock option exercises for the nine months ended September 30, 2025.

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

Nonqualified Deferred Compensation Plan
The nonqualified deferred compensation plan is an unfunded plan which allows certain highly compensated employees, at their election, to defer a portion of their compensation. This plan was closed to future deferral elections by participants for performance periods beginning after December 31, 2017. The amounts deferred under this plan are held in a grantor trust. The Company invests, as a principal, in investments to economically hedge its obligation under the nonqualified deferred compensation plan. The investments in the grantor trust consist of mutual funds which are categorized as Level I in the fair value hierarchy. These investments totaled $19.1 million and $22.0 million as of September 30, 2025 and December 31, 2024, respectively, and are included in investments on the consolidated statements of financial condition. A corresponding deferred compensation liability is included in accrued compensation on the consolidated statements of financial condition. The compensation deferred by the employees was expensed in the period earned. Changes in the fair value of the investments made by the Company are reported in investment income/(loss) and changes in the corresponding deferred compensation liability are reflected as compensation and benefits expense on the consolidated statements of operations.

Piper Sandler Companies | 35

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)
Acquisition-Related Compensation Arrangements
In conjunction with the 2025 acquisition of G Squared, additional cash of up to $8.0 million may be earned by certain employees if a net revenue target is achieved during the performance period from January 1, 2026 to December 31, 2027 and they are employed by the Company at the time of the respective payment. Amounts estimated to be payable, if any, will be recorded as compensation expense on the consolidated statements of operations over the requisite service period. If earned, amounts will be paid in the first quarter of 2028 and in the first quarter of 2029.

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

In conjunction with the 2022 acquisition of Cornerstone Macro, additional cash of up to $27.8 million was available to be earned based on achieving a net revenue target during the performance period from July 1, 2022 to December 31, 2023. Of the total amount, up to $6.0 million was available to be earned by Cornerstone Macro's equity owners with no service requirements. The Company paid the maximum amount of $6.0 million related to this additional cash payment in the second quarter of 2024. The remaining amount may be earned by the equity owners, whom are now employees of the Company, and certain employees in exchange for service requirements. The Company expects $5.2 million will be earned related to these additional cash payments, of which $2.6 million was paid in the second quarter of 2025. The Company expects the remaining $2.6 million will be paid by June 30, 2026 and has accrued $1.8 million related to this additional cash payment. Amounts estimated to be payable will be recorded as compensation expense on the consolidated statements of operations over the requisite service period. The Company recorded $0.9 million and $1.5 million in compensation expense related to these additional cash payments for the nine months ended September 30, 2025 and 2024, respectively.

In conjunction with the 2020 acquisition of TRS Advisors LLC, additional cash was available to be earned by certain employees if a revenue threshold was exceeded during the three-year post-acquisition period (the "TRS Earnout"). The Company paid the maximum amount of $7.0 million related to the TRS Earnout in the first quarter of 2024. Amounts payable were recorded as compensation expense on the consolidated statements of operations over the requisite service period. The Company recorded $0.5 million in compensation expense related to the TRS Earnout for the nine months ended September 30, 2024.

NOTE 18 | RESTRUCTURING AND INTEGRATION COSTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2025	2024	2025	2024
Restructuring and integration costs
Restructuring costs:
Severance, benefits and outplacement	$(85)	$—	$2,773	$(297)
Vacated leased office space	—	255	1,802	255
Contract termination	—	—	79	—
Total restructuring costs	(85)	255	4,654	(42)

Integration costs	1,129	520	1,388	1,794
Total restructuring and integration costs	$1,044	$775	$6,042	$1,752

Piper Sandler Companies | 36

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)
NOTE 19 | EARNINGS PER SHARE ("EPS")
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

The computation of EPS is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2025	2024	2025	2024
Net income attributable to Piper Sandler Companies	$60,266	$34,789	$167,363	$112,055

Shares for basic and diluted calculations
Average shares used in basic computation	16,716	15,921	16,600	15,767
Stock options	64	65	60	48
Restricted stock units	161	190	148	180
Restricted shares	868	1,594	966	1,641
Average shares used in diluted computation	17,808	17,769	17,775	17,636

Earnings per common share
Basic	$3.61	$2.19	$10.08	$7.11
Diluted	$3.38	$1.96	$9.42	$6.35

The anti-dilutive effects from stock options and restricted shares were immaterial for the three and nine months ended September 30, 2025 and 2024.

Piper Sandler Companies | 37

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)
NOTE 20 | NET CAPITAL REQUIREMENTS AND OTHER REGULATORY MATTERS
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

At September 30, 2025, net capital calculated under the SEC rule was $243.2 million, and exceeded the minimum net capital required under the SEC rule by $242.2 million.

The Company's unsecured revolving credit facility and secured revolving credit facility include covenants requiring Piper Sandler to maintain a minimum regulatory net capital of $120 million. The Company's fully disclosed clearing agreement with Pershing includes a covenant requiring Piper Sandler to maintain excess net capital of $120 million.

Piper Sandler Ltd., a broker dealer subsidiary registered in the U.K., is subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority. As of September 30, 2025, Piper Sandler Ltd. was in compliance with the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority.

Piper Sandler Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At September 30, 2025, Piper Sandler Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Aviditi Capital Advisors Europe GmbH, a European subsidiary, is authorized and regulated by the Federal Financial Supervisory Authority ("BaFin") as a tied agent of AHP Capital Management GmbH, a third-party financial institution.

Piper Sandler Companies | 38

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Piper Sandler Companies | 39

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

We have taken the following steps in the execution of our growth strategy:
•On September 12, 2025, we completed the acquisition of G Squared Capital Partners LLC ("G Squared"), a boutique investment bank specializing in government services and defense technology. The acquisition expands the scale of our investment banking technology sector.

•On August 23, 2024, we completed the acquisition of Aviditi Capital Advisors, LLC ("Aviditi Advisors"), an alternative investment bank providing full lifecycle services to financial sponsors, global alternative investment managers and limited partner investors. The transaction added private capital advisory capabilities to our platform.

Piper Sandler Companies | 40

Financial Highlights

	Three Months Ended			Nine Months Ended
(Amounts in thousands, except per share data)	Sept. 30,	Sept. 30,	2025	Sept. 30,	Sept. 30,	2025
	2025	2024	v2024	2025	2024	v2024
U.S. GAAP
Net revenues	$479,276	$359,572	33.3%	$1,233,326	$1,041,807	18.4%
Compensation and benefits	288,901	231,014	25.1	795,574	688,169	15.6
Non-compensation expenses	82,948	72,943	13.7	251,968	217,355	15.9
Income before income tax expense	107,427	55,615	93.2	185,784	136,283	36.3
Income tax expense	24,949	15,225	63.9	34,783	31,345	11.0
Net income attributable to Piper Sandler Companies	60,266	34,789	73.2	167,363	112,055	49.4
Earnings per diluted common share	$3.38	$1.96	72.4	$9.42	$6.35	48.3

Ratios and margin
Compensation ratio	60.3%	64.2%		64.5%	66.1%
Non-compensation ratio	17.3%	20.3%		20.4%	20.9%
Pre-tax margin	22.4%	15.5%		15.1%	13.1%
Effective tax rate	23.2%	27.4%		18.7%	23.0%

Non-GAAP(1)
Adjusted net revenues	$455,314	$351,844	29.4%	$1,244,012	$1,042,459	19.3%
Adjusted compensation and benefits	280,973	219,903	27.8	771,882	654,971	17.8
Adjusted non-compensation expenses	78,007	67,160	16.2	233,880	205,167	14.0
Adjusted operating income	96,334	64,781	48.7	238,250	182,321	30.7
Adjusted income tax expense	27,777	18,519	50.0	43,457	40,854	6.4
Adjusted net income attributable to Piper Sandler Companies	68,557	46,262	48.2	194,793	141,467	37.7
Adjusted earnings per diluted common share	$3.82	$2.57	48.6	$10.86	$7.88	37.8

Adjusted ratios and margin
Adjusted compensation ratio	61.7%	62.5%		62.0%	62.8%
Adjusted non-compensation ratio	17.1%	19.1%		18.8%	19.7%
Adjusted operating margin	21.2%	18.4%		19.2%	17.5%
Adjusted effective tax rate	28.8%	28.6%		18.2%	22.4%
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

Piper Sandler Companies | 41

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

Outlook for the Remainder of 2025
The market environment improved significantly during the third quarter of 2025. The equity markets reached record highs, and with lower volatility, equity underwriting meaningfully improved. Monetary policy in the U.S. remains a prevalent factor impacting the economy and financial markets. The U.S. Federal Reserve lowered its short-term benchmark interest rate in the third quarter of 2025 as it balances its goals of maximum employment and stable prices. The effects of changes to U.S. trade policy, and any retaliatory actions (i.e., "trade wars") by global trading partners, including China, and their potential impact on inflation, supply chains, and global trade continues to contribute to elevated economic outlook uncertainty. In addition, geopolitical concerns, including the conflicts in the Middle East and Eastern Europe and tensions with China as a result of the current trade war, could negatively impact financial market activity. Additionally, a prolonged shutdown of the U.S. federal government could also negatively impact capital market activity. A significant decrease in uncertainty, or resolutions to trade disputes and geopolitical concerns, would likely be constructive for overall economic conditions, and consequently, our client and business activity.

Our advisory services results continued to benefit from our sector and product diversification as well as improvement in the market outlook for mergers and acquisitions ("M&A") activity. Our advisory services pipeline is robust and building, and we expect advisory services revenues for the fourth quarter of 2025 to be similar to last year's fourth quarter.

Our corporate financing activity was strong in the third quarter of 2025 driven by more favorable market conditions. The overall market environment became more conducive resulting from reduced volatility and strong valuations. While our pipeline remains strong and diverse, we expect fourth quarter corporate financing revenues to moderate from the particularly strong third quarter.

Our equity brokerage business continues to benefit from the quality of our trade execution and research product. The fourth quarter tends to be our equity brokerage business's strongest quarter of the year and we expect our results to follow that trend for 2025.

Our fixed income services results benefited from solid client activity across most products and client verticals during the third quarter of 2025 in anticipation of further short-term benchmark interest rate cuts by the U.S. Federal Reserve. In addition, we continued to advise on balance sheet repositioning resulting from bank M&A activity, and as depository clients adjust to the changing rate environment. We remain actively engaged with clients on regular-way sales and trading, and continue to execute on balance sheet restructurings.

Our municipal financing activity was broad-based in the third quarter of 2025 with strong performance from both our governmental and specialty sector businesses as market conditions remained favorable. With record levels of issuance in the first nine months of the year, we experienced some pull forward of activity. Our pipeline remains strong, particularly in our specialty sector business, and we expect municipal financing revenues for the fourth quarter of 2025 to be similar to the third quarter of 2025.
Piper Sandler Companies | 42

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated:

				As a Percentage of
				Net Revenues for the
	Three Months Ended			Three Months Ended
	September 30,			September 30,
			2025
(Amounts in thousands)	2025	2024	v2024	2025	2024
Revenues
Investment banking:
Advisory services	$212,372	$188,047	12.9%	44.3%	52.3%
Corporate financing	79,715	17,903	345.3	16.6	5.0
Municipal financing	38,501	35,520	8.4	8.0	9.9
Total investment banking	330,588	241,470	36.9	69.0	67.2

Institutional brokerage:
Equity brokerage	53,750	52,480	2.4	11.2	14.6
Fixed income services	55,740	48,454	15.0	11.6	13.5
Total institutional brokerage	109,490	100,934	8.5	22.8	28.1

Interest income	9,374	7,831	19.7	2.0	2.2
Investment income	30,642	10,693	186.6	6.4	3.0
Total revenues	480,094	360,928	33.0	100.2	100.4
Interest expense	818	1,356	(39.7)	0.2	0.4
Net revenues	479,276	359,572	33.3	100.0	100.0

Non-interest expenses
Compensation and benefits	288,901	231,014	25.1	60.3	64.2
Outside services	13,630	13,525	0.8	2.8	3.8
Occupancy and equipment	19,448	16,481	18.0	4.1	4.6
Communications	13,774	13,712	0.5	2.9	3.8
Marketing and business development	10,150	10,392	(2.3)	2.1	2.9
Deal-related expenses	12,948	6,050	114.0	2.7	1.7
Trade execution and clearance	4,775	5,153	(7.3)	1.0	1.4
Restructuring and integration costs	1,044	775	34.7	0.2	0.2
Intangible asset amortization	2,147	2,572	(16.5)	0.4	0.7
Other operating expenses	5,032	4,283	17.5	1.0	1.2
Total non-interest expenses	371,849	303,957	22.3	77.6	84.5

Income before income tax expense	107,427	55,615	93.2	22.4	15.5
Income tax expense	24,949	15,225	63.9	5.2	4.2
Net income	82,478	40,390	104.2	17.2	11.2
Net income attributable to noncontrolling interests	22,212	5,601	296.6	4.6	1.6
Net income attributable to Piper Sandler Companies	$60,266	$34,789	73.2	12.6	9.7

Piper Sandler Companies | 43

Net Revenues
Net revenues on a U.S. GAAP basis were $479.3 million for the three months ended September 30, 2025, compared with $359.6 million in the prior-year period. For the three months ended September 30, 2025, adjusted net revenues were $455.3 million, compared with $351.8 million in the third quarter of 2024. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise. See "Explanation and Reconciliation of Non-GAAP Financial Measures" for a detailed explanation of the adjustments made to the corresponding U.S. GAAP measures and a reconciliation of U.S. GAAP to adjusted, non-GAAP financial information.

The following table provides supplemental business information:

	Three Months Ended
	September 30,
	2025	2024
Advisory services
Completed M&A and restructuring transactions	60	57
Completed capital advisory transactions	22	14
Total completed advisory transactions	82	71

Corporate financings
Total equity transactions priced	23	11
Book run equity transactions priced	21	8
Total debt and preferred transactions priced	15	6
Book run debt and preferred transactions priced	8	4

Advisory services and corporate financing
Number of managing directors	183	184

Municipal negotiated issues
Aggregate par value of issues priced (in billions)	$5.8	$5.5
Total issues priced	133	157

Equity brokerage
Number of shares traded (in billions)	2.7	2.7

Piper Sandler Companies | 44

Investment Banking Revenues
Investment banking revenues comprise all of the revenues generated through advisory services activities, which include M&A, equity and debt private placements, debt capital markets advisory, restructuring and private capital advisory, and municipal financial advisory transactions. Collectively, debt capital markets advisory transactions and equity and debt private placements are referred to as capital advisory transactions. Investment banking revenues also include equity and debt corporate financing activities and municipal financings.

In the third quarter of 2025, investment banking revenues increased 36.9 percent to $330.6 million, compared with $241.5 million in the prior-year period. For the three months ended September 30, 2025, advisory services revenues were $212.4 million, up 12.9 percent compared to $188.0 million in the third quarter of 2024, driven by more completed transactions. Our advisory services performance during the quarter was led by our financial services group with solid contributions from our healthcare, consumer and energy, power & infrastructure teams. For the three months ended September 30, 2025, corporate financing revenues were $79.7 million, up 345.3 percent compared with $17.9 million for the three months ended September 30, 2024, due to a higher average fee and more completed corporate financings. Consistent with the overall market, our equity financing activity increased during the quarter as the environment became more conducive resulting from reduced volatility and strong valuations. Performance during the third quarter of 2025 was led by the healthcare sector, and we served as book runner on all 13 completed healthcare equity deals. Our results also included a strong contribution from our financial services group. Municipal financing revenues for the three months ended September 30, 2025 were $38.5 million, up 8.4 percent compared to $35.5 million in the prior-year period, driven by increased municipal negotiated issuance activity across our governmental business resulting from more accommodative market conditions.

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

For the three months ended September 30, 2025, institutional brokerage revenues were $109.5 million, up 8.5 percent compared with $100.9 million in the prior-year period. Equity brokerage revenues were $53.8 million in the third quarter of 2025, up slightly compared with $52.5 million in the corresponding period of 2024. For the three months ended September 30, 2025, fixed income services revenues were $55.7 million, up 15.0 percent compared to $48.5 million in the prior-year period, driven by increased client activity resulting from an improved interest rate outlook.

Interest Income
Interest income represents amounts earned from holding long inventory positions and cash balances, as well as interest earned on installment fee receivables. For the three months ended September 30, 2025, interest income increased to $9.4 million, compared with $7.8 million for the three months ended September 30, 2024, primarily due to interest earned on installment fee receivables.

Investment Income/(Loss)
Investment income/(loss) includes realized and unrealized gains and losses on investments, including amounts attributable to noncontrolling interests, in our alternative asset management funds, as well as management and performance fees generated from those funds. For the three months ended September 30, 2025, we recorded investment income of $30.6 million, compared to $10.7 million in the corresponding period of 2024. In the third quarter of 2025, we recorded higher gains on our investments and the noncontrolling interests in the alternative asset funds that we manage primarily due to higher public company equity valuations. Excluding the impact of noncontrolling interests, adjusted investment income was $6.7 million for the three months ended September 30, 2025, compared with $3.0 million for the three months ended September 30, 2024.

Interest Expense
Interest expense represents amounts associated with financing, economically hedging and holding short inventory positions, including interest paid on our short-term financing arrangements, as well as commitment fees on certain short-term financing arrangements. For the three months ended September 30, 2025, interest expense decreased to $0.8 million, compared with $1.4 million in the prior-year period.
Piper Sandler Companies | 45

Non-Interest Expenses
Non-interest expenses on a U.S. GAAP basis were $371.8 million for the three months ended September 30, 2025, compared to $304.0 million in the prior-year period. For the three months ended September 30, 2025, adjusted non-interest expenses were $359.0 million, compared with $287.1 million for the third quarter of 2024. The variance explanations for non-interest expenses and adjusted non-interest expenses are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise. See "Explanation and Reconciliation of Non-GAAP Financial Measures" for a detailed explanation of the adjustments made to the corresponding U.S. GAAP measures and a reconciliation of U.S. GAAP to adjusted, non-GAAP financial information.

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

The following table summarizes our expected future acquisition-related compensation expense for restricted stock, restricted cash with service conditions, MFRS Awards and forgivable loans with service conditions, as well as expense estimates related to revenue-based earnout arrangements:

(Amounts in thousands)
Remainder of 2025	$7,604
2026	25,923
2027	19,859
2028	9,018
2029	5,029
Total	$67,433

For the three months ended September 30, 2025, compensation and benefits expenses increased 25.1 percent to $288.9 million, compared with $231.0 million in the corresponding period of 2024, due to higher revenues. Compensation and benefits expenses as a percentage of net revenues decreased to 60.3 percent in the third quarter of 2025, compared to 64.2 percent in the third quarter of 2024, primarily due to higher net revenues including higher investment income on our investments and the noncontrolling interests in the alternative asset management funds that we manage. Our adjusted compensation ratio decreased to 61.7 percent in the third quarter of 2025, compared with 62.5 percent in the third quarter of 2024, primarily due to higher adjusted net revenues.

Piper Sandler Companies | 46

Outside Services
Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees, fund expenses associated with our consolidated alternative asset management funds and other professional fees. Outside services expenses increased slightly to $13.6 million in the third quarter of 2025, compared with $13.5 million in the corresponding period of 2024.

Occupancy and Equipment
For the three months ended September 30, 2025, occupancy and equipment expenses increased 18.0 percent to $19.4 million, compared with $16.5 million in the corresponding period of 2024, primarily due to incremental expenses as a result of relocating our Minneapolis corporate headquarters to a new building. We expect to incur additional occupancy costs related to this relocation in the fourth quarter of 2025.

Communications
Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third-party market data information. For the three months ended September 30, 2025, communication expenses increased slightly to $13.8 million, compared with $13.7 million in the corresponding period of 2024.

Marketing and Business Development
Marketing and business development expenses include travel and entertainment costs, advertising and third-party marketing fees. For the three months ended September 30, 2025, marketing and business development expenses decreased modestly to $10.2 million, compared with $10.4 million in the corresponding period of 2024.

Deal-Related Expenses
Deal-related expenses include costs we incurred over the course of a completed investment banking deal, which primarily consist of legal fees, offering expenses, and travel costs. For the three months ended September 30, 2025, deal-related expenses were $12.9 million, compared with $6.1 million for the three months ended September 30, 2024. The amount of deal-related expenses is principally dependent on the level and mix of deal activity and may vary from period to period as the recognition of deal-related costs typically coincides with the closing of a transaction.

Trade Execution and Clearance
For the three months ended September 30, 2025, trade execution and clearance expenses decreased modestly to $4.8 million, compared with $5.2 million in the corresponding period of 2024.

Restructuring and Integration Costs
For the three months ended September 30, 2025, we incurred restructuring and integration costs of $1.0 million, primarily consisting of integration costs related to our acquisition of G Squared.

For the three months ended September 30, 2024, we incurred restructuring and integration costs of $0.8 million. The expenses related to our acquisition of Aviditi Advisors and consisted of $0.5 million of integration costs and $0.3 million for vacated leased office space.

Piper Sandler Companies | 47

Intangible Asset Amortization
For the three months ended September 30, 2025, amortization of definite-lived intangible assets was $2.1 million, compared to $2.6 million in the corresponding period of 2024.

The following table summarizes the future aggregate amortization expense of our intangible assets with determinable lives:

(Amounts in thousands)
Remainder of 2025	$3,629
2026	7,986
2027	3,480
2028	2,191
2029	541
Total	$17,827

Other Operating Expenses
Other operating expenses primarily include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we accrue for and/or pay out related to legal and regulatory matters. Other operating expenses were $5.0 million in the third quarter of 2025, compared with $4.3 million in the corresponding period in 2024.

Pre-Tax Margin
Pre-tax margin for the three months ended September 30, 2025 increased to 22.4 percent, compared to 15.5 percent for the corresponding period of 2024. Adjusted pre-tax margin for the three months ended September 30, 2025 increased to 21.2 percent, compared with 18.4 percent for the corresponding period of 2024. In the current quarter, the increase in pre-tax margin on both a U.S. GAAP and adjusted basis was primarily due to increased net revenues and a lower compensation ratio.

Income Taxes
Our provision for income taxes was $24.9 million and our effective tax rate was 23.2 percent for the three months ended September 30, 2025. Our adjusted provision for income taxes was $27.8 million and our adjusted effective tax rate was 28.8 percent for the three months ended September 30, 2025. The provision for income taxes on both a U.S. GAAP and adjusted basis included $0.6 million of tax benefits related to stock-based compensation awards vesting at values greater than the grant price and accrued forfeitable dividends paid on vested restricted stock related to acquisitions. Excluding the impact of these benefits, our adjusted effective tax rate was 29.5 percent. The effective tax rate on both a U.S. GAAP and adjusted basis was impacted by non-deductible employee compensation expense, including limitations on the deduction of employee compensation expense enacted with the American Rescue Plan Act of 2021.

Our provision for income taxes was $15.2 million and our effective tax rate was 27.4 percent for the three months ended September 30, 2024. Our adjusted provision for income taxes was $18.5 million and our adjusted effective tax rate was 28.6 percent for the three months ended September 30, 2024. The provision for income taxes on both a U.S. GAAP and adjusted basis included $0.8 million of tax benefits related to stock-based compensation awards vesting at values greater than the grant price. Excluding the impact of this benefit, our adjusted effective tax rate was 29.8 percent.
Piper Sandler Companies | 48

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated:

				As a Percentage of
				Net Revenues for the
	Nine Months Ended			Nine Months Ended
	September 30,			September 30,
			2025
(Amounts in thousands)	2025	2024	v2024	2025	2024
Revenues
Investment banking:
Advisory services	$635,374	$529,144	20.1%	51.5%	50.8%
Corporate financing	150,420	121,125	24.2	12.2	11.6
Municipal financing	106,811	81,506	31.0	8.7	7.8
Total investment banking	892,605	731,775	22.0	72.4	70.2

Institutional brokerage:
Equity brokerage	166,087	154,043	7.8	13.5	14.8
Fixed income services	155,033	130,070	19.2	12.6	12.5
Total institutional brokerage	321,120	284,113	13.0	26.0	27.3

Interest income	27,284	22,813	19.6	2.2	2.2
Investment income/(loss)	(3,784)	7,510	N/M	(0.3)	0.7
Total revenues	1,237,225	1,046,211	18.3	100.3	100.4
Interest expense	3,899	4,404	(11.5)	0.3	0.4
Net revenues	1,233,326	1,041,807	18.4	100.0	100.0

Non-interest expenses
Compensation and benefits	795,574	688,169	15.6	64.5	66.1
Outside services	45,137	39,921	13.1	3.7	3.8
Occupancy and equipment	55,117	49,274	11.9	4.5	4.7
Communications	42,808	41,509	3.1	3.5	4.0
Marketing and business development	35,437	32,527	8.9	2.9	3.1
Deal-related expenses	30,156	18,380	64.1	2.4	1.8
Trade execution and clearance	14,650	14,534	0.8	1.2	1.4
Restructuring and integration costs	6,042	1,752	244.9	0.5	0.2
Intangible asset amortization	6,370	7,294	(12.7)	0.5	0.7
Other operating expenses	16,251	12,164	33.6	1.3	1.2
Total non-interest expenses	1,047,542	905,524	15.7	84.9	86.9

Income before income tax expense	185,784	136,283	36.3	15.1	13.1
Income tax expense	34,783	31,345	11.0	2.8	3.0
Net income	151,001	104,938	43.9	12.2	10.1
Net loss attributable to noncontrolling interests	(16,362)	(7,117)	129.9	(1.3)	(0.7)
Net income attributable to Piper Sandler Companies	$167,363	$112,055	49.4	13.6	10.8
N/M – Not meaningful
Piper Sandler Companies | 49

Except as discussed below, the description of net revenues, non-interest expenses, pre-tax margin and income taxes, as well as the underlying reasons for variances to prior year are substantially the same as the comparative quarterly discussion.

Net Revenues
Net revenues on a U.S. GAAP basis were $1.23 billion for the nine months ended September 30, 2025, compared with $1.04 billion in the prior-year period. In the first nine months of 2025, adjusted net revenues were $1.24 billion, compared with $1.04 billion in the first nine months of 2024. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise. See "Explanation and Reconciliation of Non-GAAP Financial Measures" for a detailed explanation of the adjustments made to the corresponding U.S. GAAP measures and a reconciliation of U.S. GAAP to adjusted, non-GAAP financial information.

The following table provides supplemental business information:

	Nine Months Ended
	September 30,
	2025	2024
Advisory services
Completed M&A and restructuring transactions	151	157
Completed capital advisory transactions	57	39
Total completed advisory transactions	208	196

Corporate financings
Total equity transactions priced	54	56
Book run equity transactions priced	44	45
Total debt and preferred transactions priced	37	27
Book run debt and preferred transactions priced	24	18

Municipal negotiated issues
Aggregate par value of issues priced (in billions)	$14.8	$12.7
Total issues priced	402	353

Equity brokerage
Number of shares traded (in billions)	8.5	8.2

Investment Banking Revenues
In the first nine months of 2025, investment banking revenues were $892.6 million, up 22.0 percent compared to $731.8 million in the corresponding period of 2024. For the nine months ended September 30, 2025, advisory services revenues were $635.4 million, up 20.1 percent compared with $529.1 million in the first nine months of 2024, driven by a higher average fee and more completed transactions. During the first nine months of 2025, our results were driven by strong contributions from our financial services, healthcare and services & industrials sectors. Corporate financing revenues were $150.4 million for the nine months ended September 30, 2025, up 24.2 percent compared to $121.1 million in the prior-year period, due to a higher average fee. Activity for us during the first nine months of 2025 was principally in our healthcare and financial services sectors. Municipal financing revenues for the nine months ended September 30, 2025 were $106.8 million, up 31.0 percent compared to $81.5 million in the year-ago period, driven by increased municipal negotiated issuance activity across both our governmental and specialty sector businesses.

Piper Sandler Companies | 50

Institutional Brokerage Revenues
For the nine months ended September 30, 2025, institutional brokerage revenues were $321.1 million, up 13.0 percent compared with $284.1 million in the prior-year period. Equity brokerage revenues were $166.1 million in the first nine months of 2025, up 7.8 percent compared with $154.0 million in the corresponding period of 2024, due to increased client activity resulting from higher market volatility in the first half of 2025. For the nine months ended September 30, 2025, fixed income services revenues were $155.0 million, up 19.2 percent compared to $130.1 million in the prior-year period, driven by increased activity across all of our client verticals, particularly our depository clients.

Interest Income
Interest income for the nine months ended September 30, 2025 increased to $27.3 million, compared with $22.8 million in the prior-year period, primarily due to interest earned on installment fee receivables.

Investment Income/(Loss)
For the nine months ended September 30, 2025, we recorded an investment loss of $3.8 million, compared to investment income of $7.5 million in the year-ago period. In the first nine months of 2025, we recorded losses on our investments and the noncontrolling interests in the alternative asset funds that we manage. Excluding the impact of noncontrolling interests, adjusted investment income was $6.9 million for the nine months ended September 30, 2025, compared with $8.2 million for the nine months ended September 30, 2024.

Interest Expense
Interest expense for the nine months ended September 30, 2025 decreased to $3.9 million, compared with $4.4 million in the prior-year period.

Non-Interest Expenses
Non-interest expenses on a U.S. GAAP basis were $1.05 billion for the nine months ended September 30, 2025, compared to $905.5 million in the corresponding period of 2024. For the nine months ended September 30, 2025, adjusted non-interest expenses were $1.01 billion, compared with $860.1 million for the nine months ended September 30, 2024. The variance explanations for non-interest expenses and adjusted non-interest expenses are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise. See "Explanation and Reconciliation of Non-GAAP Financial Measures" for a detailed explanation of the adjustments made to the corresponding U.S. GAAP measures and a reconciliation of U.S. GAAP to adjusted, non-GAAP financial information.

Outside Services
For the nine months ended September 30, 2025, outside services expenses increased 13.1 percent to $45.1 million, compared with $39.9 million in the corresponding period of 2024, primarily due to increased professional fees associated with technology consulting services and higher legal fees.

Communications
For the nine months ended September 30, 2025, communication expenses increased 3.1 percent to $42.8 million, compared with $41.5 million in the corresponding period of 2024, primarily due to higher market data services expenses.

Marketing and Business Development
For the nine months ended September 30, 2025, marketing and business development expenses increased 8.9 percent to $35.4 million, compared with $32.5 million in the corresponding period of 2024, primarily due to higher travel expenses associated with increased business activity.

Piper Sandler Companies | 51

Restructuring and Integration Costs
For the nine months ended September 30, 2025, we incurred restructuring and integration costs of $6.0 million. The expenses principally consisted of $2.8 million of severance benefits related to headcount reductions, $1.8 million for vacated leased office space associated with our acquisition of Aviditi Advisors, as well as $1.4 million of integration costs related to our acquisition of G Squared.

For the nine months ended September 30, 2024, we incurred restructuring and integration costs of $1.8 million, primarily consisting of integration costs related to our acquisition of Aviditi Advisors.

Other Operating Expenses
For the nine months ended September 30, 2025, other operating expenses were $16.3 million, compared with $12.2 million in the corresponding period of 2024. Other operating expenses for the nine months ended September 30, 2024 included a $4.0 million reduction in the accrual for civil penalties related to our regulatory settlements regarding recordkeeping requirements for business-related communications.

Pre-Tax Margin
Pre-tax margin for the nine months ended September 30, 2025 increased to 15.1 percent, compared to 13.1 percent for the nine months ended September 30, 2024. Adjusted pre-tax margin for the nine months ended September 30, 2025 increased to 19.2 percent, compared with 17.5 percent for the corresponding period of 2024. In the first nine months of 2025, the increase in pre-tax margin on both a U.S. GAAP and adjusted basis was primarily due to higher net revenues and a lower compensation ratio.

Income Taxes
Our provision for income taxes was $34.8 million and our effective tax rate was 18.7 percent for the nine months ended September 30, 2025. Our adjusted provision for income taxes was $43.5 million and our adjusted effective tax rate was 18.2 percent for the nine months ended September 30, 2025. The provision for income taxes on both a U.S. GAAP and adjusted basis included $26.9 million of tax benefits related to stock-based compensation awards vesting at values greater than the grant price and accrued forfeitable dividends paid on vested restricted stock related to acquisitions. Excluding the impact of these benefits, our adjusted effective tax rate was 29.6 percent. The effective tax rate on both a U.S. GAAP and adjusted basis was impacted by non-deductible employee compensation expense, including limitations on the deduction of employee compensation expense enacted with the American Rescue Plan Act of 2021.

Our provision for income taxes was $31.3 million and our effective tax rate was 23.0 percent for the nine months ended September 30, 2024. Our adjusted provision for income taxes was $40.9 million and our adjusted effective tax rate was 22.4 percent for the nine months ended September 30, 2024. The provision for income taxes on both a U.S. GAAP and adjusted basis included $12.7 million of tax benefits related to stock-based compensation awards vesting at values greater than the grant price and accrued forfeitable dividends paid on vested restricted stock related to acquisitions. Excluding the impact of these benefits, our adjusted effective tax rate was 29.4 percent.
Piper Sandler Companies | 52

EXPLANATION AND RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

In Part I, Item 2 of this Quarterly Report on Form 10-Q, we have included financial measures that are not prepared in accordance with U.S. GAAP. Adjustments to these non-GAAP financial measures include (1) the exclusion of investment (income)/loss and non-compensation expenses related to noncontrolling interests, (2) the exclusion of compensation and non-compensation expenses from acquisition-related agreements, (3) the exclusion of restructuring and integration costs related to acquisitions and/or headcount reductions, (4) the exclusion of amortization of intangible assets related to acquisitions, (5) the exclusion of non-compensation expenses from regulatory settlements regarding recordkeeping requirements for business-related communications and (6) the income tax impact allocated to the adjustments. For U.S. GAAP purposes, these items are included in each of their respective line items on the consolidated statements of operations.

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

The non-compensation expenses from regulatory settlements for the nine months ended September 30, 2024 include the reversal of other operating expenses of $4.0 million, as we reduced the accrual for civil penalties related to the regulatory settlements with the SEC and the Commodity Futures Trading Commission (the "CFTC"). In connection with these matters, we also incurred $0.4 million of outside services expenses for the nine months ended September 30, 2024. Management believes that excluding the non-compensation expenses from regulatory settlements from our adjusted, non-GAAP financial measures provides a better understanding of our core non-compensation expenses.

Piper Sandler Companies | 53

Reconciliation of U.S. GAAP to adjusted, non-GAAP financial information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2025	2024	2025	2024
Net revenues:
Net revenues – U.S. GAAP basis	$479,276	$359,572	$1,233,326	$1,041,807
Adjustment:
Investment (income)/loss related to noncontrolling interests	(23,962)	(7,728)	10,686	652
Adjusted net revenues	$455,314	$351,844	$1,244,012	$1,042,459

Compensation and benefits:
Compensation and benefits – U.S. GAAP basis	$288,901	$231,014	$795,574	$688,169
Adjustment:
Compensation from acquisition-related agreements	(7,928)	(11,111)	(23,692)	(33,198)
Adjusted compensation and benefits	$280,973	$219,903	$771,882	$654,971

Non-compensation expenses:
Non-compensation expenses – U.S. GAAP basis	$82,948	$72,943	$251,968	$217,355
Adjustments:
Non-compensation expenses related to noncontrolling interests	(1,750)	(2,127)	(5,676)	(6,465)
Restructuring and integration costs	(1,044)	(775)	(6,042)	(1,752)
Amortization of intangible assets related to acquisitions	(2,147)	(2,572)	(6,370)	(7,294)
Non-compensation expenses from acquisition-related agreements	—	(309)	—	(309)
Non-compensation expenses from regulatory settlements	—	—	—	3,632
Adjusted non-compensation expenses	$78,007	$67,160	$233,880	$205,167

Income before income tax expense:
Income before income tax expense – U.S. GAAP basis	$107,427	$55,615	$185,784	$136,283
Adjustments:
Investment (income)/loss related to noncontrolling interests	(23,962)	(7,728)	10,686	652
Non-compensation expenses related to noncontrolling interests	1,750	2,127	5,676	6,465
Compensation from acquisition-related agreements	7,928	11,111	23,692	33,198
Restructuring and integration costs	1,044	775	6,042	1,752
Amortization of intangible assets related to acquisitions	2,147	2,572	6,370	7,294
Non-compensation expenses from acquisition-related agreements	—	309	—	309
Non-compensation expenses from regulatory settlements	—	—	—	(3,632)
Adjusted operating income	$96,334	$64,781	$238,250	$182,321

Income tax expense:
Income tax expense – U.S. GAAP basis	$24,949	$15,225	$34,783	$31,345
Tax effect of adjustments:
Compensation from acquisition-related agreements	2,000	2,325	5,552	6,931
Restructuring and integration costs	266	205	1,454	464
Amortization of intangible assets related to acquisitions	562	682	1,668	1,934
Non-compensation expenses from acquisition-related agreements	—	82	—	82
Non-compensation expenses from regulatory settlements	—	—	—	98
Adjusted income tax expense	$27,777	$18,519	$43,457	$40,854
Piper Sandler Companies | 54

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2025	2024	2025	2024
Net income attributable to Piper Sandler Companies:
Net income attributable to Piper Sandler Companies – U.S. GAAP basis	$60,266	$34,789	$167,363	$112,055
Adjustments:
Compensation from acquisition-related agreements	5,928	8,786	18,140	26,267
Restructuring and integration costs	778	570	4,588	1,288
Amortization of intangible assets related to acquisitions	1,585	1,890	4,702	5,360
Non-compensation expenses from acquisition-related agreements	—	227	—	227
Non-compensation expenses from regulatory settlements	—	—	—	(3,730)
Adjusted net income attributable to Piper Sandler Companies	$68,557	$46,262	$194,793	$141,467

Earnings per diluted common share:
Earnings per diluted common share – U.S. GAAP basis	$3.38	$1.96	$9.42	$6.35
Adjustment for inclusion of unvested acquisition-related stock	(0.03)	(0.03)	(0.10)	(0.14)
	$3.35	$1.93	$9.32	$6.21
Adjustments:
Compensation from acquisition-related agreements	0.34	0.49	1.02	1.49
Restructuring and integration costs	0.04	0.03	0.26	0.07
Amortization of intangible assets related to acquisitions	0.09	0.11	0.26	0.31
Non-compensation expenses from acquisition-related agreements	—	0.01	—	0.01
Non-compensation expenses from regulatory settlements	—	—	—	(0.21)
Adjusted earnings per diluted common share	$3.82	$2.57	$10.86	$7.88

Weighted average diluted common shares outstanding:
Weighted average diluted common shares outstanding – U.S. GAAP basis	17,808	17,769	17,775	17,636
Adjustment:
Unvested acquisition-related restricted stock with service conditions	123	240	157	327
Adjusted weighted average diluted common shares outstanding	17,931	18,009	17,932	17,963
Piper Sandler Companies | 55

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

We anticipate completing our 2025 annual goodwill and intangible asset impairment testing in the fourth quarter of 2025.
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

Our dividend policy is intended to return between 30 percent and 50 percent of our fiscal year adjusted net income to shareholders. Our board of directors determines the declaration and payment of dividends and is free to change our dividend policy at any time. Our board of directors declared the following dividends on shares of our common stock:

Declaration Date		Dividend Per Share	Record Date	Payment Date
Related to 2023:
February 2, 2024	(1)	$1.00	March 4, 2024	March 15, 2024
Related to 2024:
February 2, 2024		0.60	March 4, 2024	March 15, 2024
April 26, 2024		0.60	May 24, 2024	June 7, 2024
August 2, 2024		0.65	August 29, 2024	September 13, 2024
October 25, 2024		0.65	November 22, 2024	December 13, 2024
January 31, 2025	(1)	3.00	March 4, 2025	March 14, 2025
Related to 2025:
January 31, 2025		0.65	March 4, 2025	March 14, 2025
May 2, 2025		0.65	May 30, 2025	June 13, 2025
August 1, 2025		0.70	August 29, 2025	September 12, 2025
October 31, 2025		0.70	November 25, 2025	December 12, 2025
(1)Represents a special cash dividend.

As part of our capital management strategy, we repurchase our common stock over time in order to offset the dilutive effect of our employee stock-based compensation awards and our grants of acquisition-related restricted stock, as well as to return capital to shareholders.

Effective February 5, 2025, our board of directors authorized the repurchase of up to $150.0 million in common shares through December 31, 2026. During the nine months ended September 30, 2025, we repurchased 66,758 shares of our common stock at an average price of $248.25 per share for an aggregate purchase price of $16.6 million related to this authorization. At September 30, 2025, we had $133.4 million remaining under this authorization.

Piper Sandler Companies | 57

We also purchase shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. During the first nine months of 2025, we purchased 295,112 shares of our common stock at an average price of $300.30 per share for an aggregate purchase price of $88.6 million for these purposes.

Leverage
The following table presents total assets, adjusted assets, total shareholders' equity and tangible common shareholders' equity with the resulting leverage ratios:

	September 30,	December 31,
(Dollars in thousands)	2025	2024
Total assets	$2,219,822	$2,255,936
Deduct: Goodwill and intangible assets	(422,615)	(419,528)
Deduct: Right-of-use lease assets	(68,600)	(66,618)
Deduct: Assets attributable to noncontrolling interests	(186,279)	(197,600)
Adjusted assets	$1,542,328	$1,572,190

Total shareholders' equity	$1,463,164	$1,415,773
Deduct: Goodwill and intangible assets	(422,615)	(419,528)
Deduct: Noncontrolling interests	(180,326)	(187,943)
Tangible common shareholders' equity	$860,223	$808,302

Leverage ratio (1)	1.5	1.6
Adjusted leverage ratio (2)	1.8	1.9
(1)Leverage ratio equals total assets divided by total shareholders' equity.
(2)Adjusted leverage ratio equals adjusted assets divided by tangible common shareholders' equity.

Adjusted assets and tangible common shareholders' equity are non-GAAP financial measures. Goodwill and intangible assets are subtracted from total assets and total shareholders' equity in determining adjusted assets and tangible common shareholders' equity, respectively, as we believe that goodwill and intangible assets do not constitute operating assets that can be deployed in a liquid manner. Right-of-use lease assets are also subtracted from total assets in determining adjusted assets as these are not operating assets that can be deployed in a liquid manner. Amounts attributable to noncontrolling interests are subtracted from total assets and total shareholders' equity in determining adjusted assets and tangible common shareholders' equity, respectively, as they represent assets and equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Sandler Companies. We view the resulting measure of adjusted leverage, also a non-GAAP financial measure, as a more relevant measure of financial risk when comparing financial services companies. Our adjusted leverage ratio decreased from December 31, 2024, primarily due to higher tangible common shareholders' equity driven by net income for the nine months ended September 30, 2025.
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

Pershing Clearing Arrangement
We have established an arrangement to obtain financing from Pershing related to the majority of our trading activities. Under our fully disclosed clearing agreement, all of our securities inventories with the exception of convertible securities, and all of our customer activities are held by or cleared through Pershing. Financing under this arrangement is secured primarily by securities, and collateral limitations could reduce the amount of funding available under this arrangement. We may accommodate non-standard settlement timeframes for our clients, which can impact our funding and collateral balances. Our clearing arrangement activities are recorded net of trading activity and reported within receivables from or payables to brokers, dealers and clearing organizations. The funding is at the discretion of Pershing (i.e., uncommitted) and could be denied without a notice period. Our fully disclosed clearing agreement includes a covenant requiring Piper Sandler & Co., our U.S. broker dealer subsidiary, to maintain excess net capital of $120 million. At September 30, 2025, we had $1.3 million of financing outstanding under this arrangement.

Clearing Arrangement with Bank Financing
We have established a financing arrangement with a U.S. branch of Canadian Imperial Bank of Commerce ("CIBC") related to our convertible securities inventories. Under this arrangement, our convertible securities inventories are cleared through a broker dealer affiliate of CIBC and held by CIBC. We generally economically hedge changes in the market value of our convertible securities inventories using the underlying common stock or the stock options of the underlying common stock. Financing under this arrangement is secured primarily by convertible securities and collateral limitations could reduce the amount of funding available. The funding is at the discretion of CIBC (i.e., uncommitted) and could be denied subject to a notice period. This arrangement is reported within receivables from or payables to brokers, dealers and clearing organizations, net of trading activity. At September 30, 2025, we had $53.1 million of financing outstanding under this arrangement.

Unsecured Revolving Credit Facility
We have an unsecured $120 million revolving credit facility with U.S. Bank N.A. The credit agreement will terminate on December 20, 2027, unless otherwise terminated. At September 30, 2025, there were $10.0 million of advances against this credit facility.

This credit facility includes customary events of default and covenants that, among other things, require Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, limit our leverage ratio, require maintenance of a minimum ratio of operating cash flow to fixed charges, and impose certain limitations on our ability to make acquisitions and make payments on our capital stock. At September 30, 2025, we were in compliance with all covenants.

Piper Sandler Companies | 59

Secured Revolving Credit Facility
We have a $30 million revolving credit facility with Cadence Bank related to our private capital advisory business. Advances under this facility are secured by certain installment fee receivables. The credit agreement will terminate on August 23, 2027, unless otherwise terminated. At September 30, 2025, there were $5.0 million of advances against this credit facility.

This credit facility includes customary events of default and covenants that, among other things, require Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, limit our leverage ratio, require maintenance of a minimum fixed charge coverage ratio, and impose certain limitations on our ability to make acquisitions and make payments on our capital stock. At September 30, 2025, we were in compliance with all covenants.

Average Funding Balances Outstanding and Maximum Daily Funding By Quarter
The following tables present the average balances outstanding for our various funding sources by quarter for 2025 and 2024:

	Average Balance for the Three Months Ended
(Amounts in millions)	Sept. 30, 2025	June 30, 2025	Mar. 31, 2025
Funding source
Pershing clearing arrangement	$5.3	$80.9	$9.7
Clearing arrangement with bank financing	46.9	57.9	51.9
Unsecured revolving credit facility	10.0	10.0	10.0
Secured revolving credit facility	5.0	5.0	1.2
Total	$67.2	$153.8	$72.8

	Average Balance for the Three Months Ended
(Amounts in millions)	Dec. 31, 2024	Sept. 30, 2024	June 30, 2024	Mar. 31, 2024
Funding source
Pershing clearing arrangement	$6.2	$6.4	$7.1	$43.2
Clearing arrangement with bank financing	73.7	63.4	66.0	85.3
Unsecured revolving credit facility	10.0	14.6	—	4.9
Total	$89.9	$84.4	$73.1	$133.4

The average funding in the third quarter of 2025 decreased to $67.2 million, compared with $153.8 million during the second quarter of 2025, primarily due to funding fewer non-standard settlements for our clients. The average funding decreased compared with $84.4 million during the third quarter of 2024, primarily due to a decrease in borrowings on our clearing arrangement with bank financing.

The following table presents the maximum daily funding amount by quarter for 2025 and 2024:

(Amounts in millions)	2025	2024
First Quarter	$574.2	$544.2
Second Quarter	615.5	466.6
Third Quarter	276.1	163.3
Fourth Quarter		270.2

Contractual Obligations
In July 2025, we entered into a lease agreement for approximately 135,000 square feet of office space related to our New York City, New York location. Our contractual rental obligations over the 15-year lease term are $163.4 million. For further discussion of our contractual rental obligations, see Note 13 to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Piper Sandler Companies | 60

Capital Requirements
As a registered broker dealer and member firm of the Financial Industry Regulatory Authority, Inc. ("FINRA"), Piper Sandler & Co. is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule which requires that we maintain minimum net capital of $1.0 million. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain approvals, notifications and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. At September 30, 2025, our net capital under the SEC's uniform net capital rule was $243.2 million, and exceeded the minimum net capital required under the SEC rule by $242.2 million.

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

At September 30, 2025, Piper Sandler Ltd., our broker dealer subsidiary registered in the U.K., was subject to, and was in compliance with, the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority pursuant to the Financial Services Act of 2012.

Piper Sandler Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At September 30, 2025, Piper Sandler Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

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

Piper Sandler Companies | 61

OFF-BALANCE SHEET ARRANGEMENTS
In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes the notional contract value of our off-balance sheet arrangements for the periods presented:

	Expiration Per Period						Total Contractual Amount
	Remainder of			2028	2030		September 30,	December 31,
(Amounts in thousands)	2025	2026	2027	- 2029	- 2031	Later	2025	2024
Customer matched-book derivative contracts (1) (2)	$—	$40,000	$2,719	$23,492	$—	$264,480	$330,691	$393,860
Trading securities derivative contracts (2)	158,333	70,500	5,000	—	8,000	—	241,833	171,333
Investment commitments (3)	—	—	—	—	—	—	31,289	72,688
(1)We have three counterparties (contractual amount of $74.3 million at September 30, 2025) who are not required to post collateral. The uncollateralized amounts, representing the fair value of the derivative contracts, expose us to the credit risk of these counterparties. At September 30, 2025, we had $5.3 million of credit exposure with these counterparties, including $4.6 million of credit exposure with one counterparty.
(2)We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At September 30, 2025 and December 31, 2024, the net fair value of these derivative contracts approximated $6.1 million and $3.3 million, respectively.
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

Investment Commitments
We have investments, including those made as part of our alternative asset management activities, in limited partnerships or limited liability companies that make direct or indirect equity or debt investments in companies. We commit capital and/or act as the managing partner of these entities. We have committed capital of $31.3 million to certain entities and these commitments generally have no specified call dates.

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

We estimate that a parallel 50 basis point adverse change in the market would result in a decrease of approximately $0.8 million in the carrying value of our fixed income securities inventory as of September 30, 2025, including the effect of the hedging transactions.

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

A key tenet of our risk management procedures related to credit risk is the daily monitoring of the credit quality of our long fixed income securities inventory. These rating trends and the credit quality mix are regularly reviewed with the executive financial risk committee. The following table summarizes the credit rating for our long corporate fixed income securities, taxable and tax-exempt municipal securities, and U.S. government and agency securities as a percentage of the total of these asset classes as of September 30, 2025:

	AAA	AA	A	BBB	BB	Not Rated
Corporate fixed income securities	—%	0.5%	—%	0.7%	—%	0.6%
Taxable and tax-exempt municipal securities	18.6	39.2	11.1	2.7	—	3.6
U.S. government and agency securities	—	23.0	—	—	—	—
	18.6%	62.7%	11.1%	3.4%	—%	4.2%

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

Within our customer matched-book derivative portfolio, we have concentrated counterparty credit exposure with three non-publicly rated entities totaling $5.3 million at September 30, 2025. This counterparty credit exposure relates to our public finance business and consists primarily of interest rate swaps. One derivative counterparty represented 86.5 percent, or $4.6 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

During the third quarter of our fiscal year ending December 31, 2025, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings.
The discussion of our legal proceedings contained in Note 14 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

Piper Sandler Companies | 68

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The table below sets forth the information with respect to purchases made by or on behalf of Piper Sandler Companies or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the quarter ended September 30, 2025.

			Total Number of Shares	Approximate Dollar
			Purchased as Part of	Value of Shares Yet to be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs (1)
Month #1
July 1, 2025 to
July 31, 2025	—	$—	—	$133.4	million
Month #2
August 1, 2025 to
August 31, 2025	11,152	$328.30	—	$133.4	million
Month #3
September 1, 2025 to
September 30, 2025	50	$345.91	—	$133.4	million
Total	11,202	$328.38	—	$133.4	million

(1)Effective February 5, 2025, our board of directors authorized the repurchase of up to $150.0 million of common stock through December 31, 2026.

Item 3.    Defaults Upon Senior Securities.
Not applicable.

Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5.    Other Information.
During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. *

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL and included in Exhibit 101. *
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

PIPER SANDLER COMPANIES

Date:	November 4, 2025	By	/s/ Chad R. Abraham
		Name	Chad R. Abraham
		Its	Chairman and Chief Executive Officer

Date:	November 4, 2025	By	/s/ Katherine P. Clune
		Name	Katherine P. Clune
		Its	Chief Financial Officer