Form 10-K
period 2025-12-31
PIPER SANDLER COMPANIES
filed 2026-02-26
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☑
The aggregate market value of the 17,203,212 shares of the registrant's Common Stock, par value $0.01 per share, held by non-affiliates based upon the last sale price, as reported on the New York Stock Exchange, of the Common Stock on June 30, 2025 was approximately $4.78 billion.
As of February 19, 2026, the registrant had 17,822,435 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant's Proxy Statement for its 2026 Annual Meeting of Shareholders to be held on May 20, 2026.

Part I
Part II
Part III
Part IV
Piper Sandler Companies | 2

Part I
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the year ended December 31, 2025 (this "Form 10-K") contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements include, among other things, statements other than historical information or statements of current conditions and may relate to our future plans and objectives and results, and also may include our belief regarding the effect of various legal proceedings, as set forth under "Legal Proceedings" in Part I, Item 3 of this Form 10-K and in our subsequent reports filed with the Securities and Exchange Commission ("SEC"). Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under "Risk Factors" in Part I, Item 1A of this Form 10-K, as well as those factors discussed under "External Factors Impacting Our Business" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Form 10-K and in our subsequent reports filed with the SEC. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.

Item 1. Business.
OVERVIEW
Piper Sandler Companies is an investment bank and institutional securities firm, serving the needs of corporations, private equity groups, public entities, non-profit entities and institutional investors in the United States ("U.S.") and internationally. Founded in 1895, Piper Sandler Companies provides a broad set of products and services, including financial advisory services; equity and debt capital markets products; public finance services; institutional brokerage services; fundamental equity and macro research services; fixed income services; and alternative asset management strategies. Our headquarters are located in Minneapolis, Minnesota and we have offices across the U.S. and international locations in London, Aberdeen, Munich, Paris, Zurich, Abu Dhabi Global Markets ("ADGM") and Hong Kong.

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

Investment Banking
For our corporate clients and financial sponsors, we provide advisory services, which includes mergers and acquisitions ("M&A"), equity and debt financings, equity and debt private placements, debt capital markets advisory, restructuring and private capital advisory. We operate in the following focus sectors: healthcare; financial services; services and industrials; energy, power & infrastructure; consumer; technology; and chemicals, primarily focusing on middle-market clients. For our government and non-profit clients, we underwrite municipal issuances, provide municipal financial advisory and loan placement services, and offer various over-the-counter derivative products. Our public finance investment banking capabilities focus on state and local governments, cultural and social service non-profit entities, special districts and development infrastructure, project finance, and the education, healthcare, hospitality, senior living, housing and transportation sectors.

Piper Sandler Companies | 3

Equity and Fixed Income Institutional Brokerage
We offer both equity and fixed income advisory and trade execution services for institutional investors, corporations, and government and non-profit entities. Integral to our capital markets efforts, we have equity sales and trading relationships with institutional investors in North America and Europe that invest in our core sectors. Our fundamental equity research analysts provide investment ideas and support to our trading clients on approximately 840 companies. Our macro research teams provide a comprehensive overview of global trends, such as economic trends, as well as policy actions, political developments and technical analysis. Fixed income services provides advice on balance sheet management, investment strategy and customized portfolio solutions. We provide fixed income sales and trading solutions to banks, registered investment advisors, public entities, credit unions, asset managers, and insurance companies. We principally engage in trading activities to facilitate customer activity.

Alternative Asset Management Funds
We have created alternative asset management funds in merchant banking and healthcare in order to invest firm capital and to manage capital from outside investors.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
As of December 31, 2025, the substantial majority of our net revenues and long-lived assets were located in the U.S.

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

HUMAN CAPITAL
Piper Sandler Companies connects capital with opportunity to create value and build a better future, and our employees have been critical to achieving this mission throughout our operating history of more than 130 years. We believe that great people working together as a team are our competitive advantage, and it is crucial that we continue to attract and retain talented employees. As part of these efforts, we strive to foster a community where everyone feels included and empowered to do their best work; provide training, mentorship and development opportunities; offer a competitive compensation and benefits program; and give employees the opportunity to give back to their communities.

As of December 31, 2025, we had 1,858 full-time employees, of which 1,735 were employed in the U.S. and 123 in the United Kingdom ("U.K."), Germany, France, Switzerland and Hong Kong. Approximately 1,400 of our employees were registered with the Financial Industry Regulatory Authority, Inc. ("FINRA") as of December 31, 2025. One key metric we use to benchmark our firm to industry peer companies is the number of investment banking managing directors. At December 31, 2025, we had 187 corporate investment banking managing directors.

Recruitment and Talent Development
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
Piper Sandler Companies | 4

We maintain several programs and partnerships to help us broaden the pipeline to attract great talent, including summer internships, the Career Exploration Program and community partnerships with organizations that focus on coaching, training and mentoring college students with varied backgrounds and experiences. The Career Exploration Program is designed to attract talented undergraduate students whose life experiences, demonstrated interests, and achievements will contribute to our culture. This program serves as a direct pipeline for summer internship opportunities that have the potential to convert to full-time positions.

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

Community Leadership
We are committed to contributing our talents and resources to serve the communities in which we live and work through the Piper Sandler Foundation, various charitable campaigns, employee programs and volunteerism. We believe this commitment assists in our efforts to attract and retain employees. In 2025, we donated a total of $8.0 million through employee donations, our corporate matching gifts programs and corporate grants. Piper Sandler Companies matches each employee's donations up to $5,000. In 2025, our employees supported 1,940 causes. We also have a volunteer rewards program that provides each employee up to $1,000 of financial support to the causes where our employees volunteer their time.

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
Piper Sandler Companies | 5

withdrawals of capital from Piper Sandler & Co. may be limited. In addition, Piper Sandler & Co. is licensed as a broker dealer in each of the 50 states, requiring us to comply with applicable laws, rules and regulations of each state. Any state may revoke a license to conduct a securities business and fine or otherwise discipline broker dealers and their officers, directors and employees.

We also operate entities in various international jurisdictions, and these entities are subject to regulation by the relevant international authorities, including the Financial Conduct Authority of the U.K., the German Federal Financial Supervisory Authority, the ADGM Financial Services Regulatory Authority, and the Guernsey Financial Services Commission ("GFSC"). These authorities regulate these entities (in their respective jurisdictions) in areas of capital adequacy, customer protection and business conduct, among others.

Entities in the jurisdictions identified above are also subject to anti-money laundering regulations. Piper Sandler & Co. is subject to the USA PATRIOT Act of 2001, which contains anti-money laundering and financial transparency laws and mandates the implementation of various regulations requiring us to implement standards for verifying client identification at the time the client relationship is initiated, monitoring client transactions and reporting suspicious activity. Our entities in the U.K., Germany, ADGM, Hong Kong and Guernsey are subject to similar anti-money laundering laws and regulations in those jurisdictions. We are also subject to the U.S. Foreign Corrupt Practices Act as well as other anti-bribery and anti-corruption laws in the jurisdictions in which we operate. These laws generally prohibit companies and their intermediaries from engaging in bribery or making other improper payments to foreign officials for the purpose of obtaining or retaining business or gaining an unfair business advantage.

We maintain subsidiaries that are registered as investment advisors with the SEC and subject to regulation and oversight by the SEC. PSC Capital Partners LLC and Piper Heartland Healthcare Capital LLC are asset management subsidiaries and registered investment advisors. As registered investment advisors, these entities are subject to requirements that relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, financial and electronic recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between the advisor and advisory clients, as well as general anti-fraud prohibitions. Piper Sandler & Co. is also a registered investment advisor and subject to these requirements. Parallel General Partner Limited is the general partner of several private equity limited partnerships; it and the limited partnerships are registered and regulated by the GFSC.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Information regarding our executive officers and their ages as of February 19, 2026, are as follows:

Name	Age	Position(s)
Chad R. Abraham	57	Chief Executive Officer
Debbra L. Schoneman	57	President
Katherine P. Clune	45	Chief Financial Officer
James P. Baker	58	Global Co-Head of Investment Banking and Capital Markets
Michael R. Dillahunt	57	Global Co-Head of Investment Banking and Capital Markets
Jonathan J. Doyle	60	Vice Chairman and Head of Financial Services Group
John W. Geelan	50	General Counsel and Secretary
Jean-Paul M. Peltier	52	Global Co-Head of Investment Banking and Capital Markets

Piper Sandler Companies | 6

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

Jean-Paul (J.P.) M. Peltier is our global co-head of investment banking and capital markets, a position he has held since January 2026. Prior to that, he served as our global co-head of healthcare investment banking since 2013. Mr. Peltier joined Piper Sandler Companies in 1995 in our healthcare investment banking group. From 2003 to 2007, Mr. Peltier served as vice president of corporate development at HomeServices of America, a Berkshire Hathaway affiliate, and president of HomeServices Financial. Mr. Peltier returned to Piper Sandler in 2007 as a managing director in our healthcare investment banking group.

Piper Sandler Companies | 7

ADDITIONAL INFORMATION
Our principal executive offices are located at 350 North Street, Suite 1000, Minneapolis, Minnesota 55401, and our general telephone number is (612) 303-6000. We maintain an Internet Web site at http://www.pipersandler.com. The information contained on and connected to our Web site is not incorporated into this Form 10-K. We make available free of charge on or through our Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and all other reports we file with the SEC, as soon as reasonably practicable after we electronically file these reports with, or furnish them to, the SEC. Such reports are also available on the SEC's Web site at http://www.sec.gov. "Piper Sandler," the "Company," "registrant," "we," "us" and "our" refer to Piper Sandler Companies and our subsidiaries. The Piper Sandler logo and the other trademarks, tradenames and service marks of Piper Sandler Companies mentioned in this report or elsewhere, including, but not limited to, PIPER SANDLER®, PIPER JAFFRAY®, REALIZE THE POWER OF PARTNERSHIP®, CORNERSTONE MACROSM, SIMMONS ENERGY A DIVISION OF PIPER SANDLER®, SIMMONS ENERGY A DIVISION OF PIPER JAFFRAY®, SIMMONS ENERGY®, SIMMONS & COMPANY INTERNATIONAL®, SIMMONSCO-INTL®, PIPER SANDLER FINANCESM, BIOINSIGHTS®, TAKING STOCK WITH TEENS®, AVIDITI®, AVIDITI ADVISORS®, GUIDES FOR YOUR JOURNEY® and GUIDES FOR THE JOURNEY®, are the property of Piper Sandler & Co., a subsidiary of Piper Sandler Companies.

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

Piper Sandler Companies | 8

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
Economic and market conditions have had, and will continue to have, a direct and material impact on our results of operations and financial condition because performance in the financial services industry is heavily influenced by the overall strength of economic conditions and financial market activity. For example:

•In 2025, our business performed well against a backdrop of strong equity markets and a significant overall increase in investment banking activity from 2024. Nevertheless, at certain times during the year, financial market activity declined in response to uncertainty around U.S. policy, especially the use or threatened use of tariffs, and potential responses by major trading partners. We believe that market conditions in 2026 will be dependent on several factors, including U.S. tariff policy and trade disputes with major trading partners, including the European Union and China, a continued moderation of the pace of inflation, the ability of the U.S. Federal Reserve to continue to cut interest rates, market confidence in the independence of the Federal Reserve, the effects of, or market uncertainty concerning the effects of other policies or executive orders of the U.S. presidential administration, and the effects of macroeconomic or political uncertainty in the U.S. or abroad. Widespread concern or doubts in the market about U.S. or global economic conditions, the potential for financial contagion or widespread corporate or government defaults, the possibility of the broader outbreak of armed conflict in the Middle East or Eastern Europe, geopolitical tensions concerning Taiwan, or the pace, impact, or effectiveness of the actions by the U.S. Federal Reserve with respect to interest rates, or the efficacy or adequacy of government measures enacted to support the U.S. and global economy, could erode the outlook for macroeconomic conditions, economic growth, and business confidence, which would negatively impact our businesses.

•Our investment banking revenues from our advisory and equity capital markets businesses are directly related to macroeconomic conditions and corresponding financial market activity. Our investment banking business overall, but especially our capital markets business, benefits from cycles of strong financial market activity and company valuations. As an example, a significant portion of our investment banking revenues in recent years has been derived from advisory and capital markets engagements in our focus sectors and from financial sponsor clients, and activity in these areas is highly correlated to market conditions and the macroeconomic environment. During periods of heightened economic uncertainty, financial market activity can significantly decline, and our business may suffer reduced revenues as a result. If the outlook for macroeconomic conditions in 2026 were to deteriorate, the level of financial market activity could significantly decrease, which would reduce our investment banking revenues more generally. In addition, market volatility or uncertainty related to a decline in the U.S. or global macroeconomic outlook could cause financial market activity to decrease, which would also negatively affect our investment banking revenues. Global macroeconomic conditions and U.S. financial markets also remain vulnerable to the potential risks posed by exogenous shocks, which could include, among other things, political or social unrest or economic uncertainty in the U.S. and the European Union, including the potential for financial contagion or widespread corporate or government defaults, widespread uncertainty concerning the impact of artificial intelligence on company or sector valuations, renewed concern about China's economy or financial sector, the wider outbreak of armed conflict in the Middle East or Eastern Europe, geopolitical tensions concerning Taiwan, and complications involving terrorism and armed conflicts around the world, or other challenges to global trade. More generally, because our business is closely correlated to the macroeconomic outlook, a significant deterioration in that outlook or an exogenous shock would likely have an immediate and significant negative impact on our investment banking business and our overall results of operations.

Piper Sandler Companies | 9

It is difficult to predict the economic and market conditions for 2026, which are dependent upon global and U.S. economic conditions and geopolitical events globally. Our smaller scale and the cyclical nature of the economy and the financial services industry leads to volatility in our financial results, including our operating margins, compensation ratios, business mix, and revenue and expense levels. Our financial performance may be limited by the fixed nature of certain expenses, the impact from unanticipated losses or expenses during the year, our business mix, and the inability to scale back costs in a timeframe to match decreases in revenue-related changes in market and economic conditions. As a result, our financial results may vary significantly from quarter to quarter and year to year.

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
Our results for a particular period may be disproportionately impacted by declines in specific sectors of the U.S. or global economy, or for certain products within the financial services industry, due to our business mix and focus areas. For example:

•Our investment banking business focuses on specific sectors, including healthcare, financial services, services and industrials, energy, power & infrastructure, consumer, technology, and chemicals. Volatility, uncertainty, or slowdowns in any of these sectors may adversely affect our business, sometimes disproportionately, and may cause volatility in the net revenues we receive from our corporate advisory and capital markets activities. Both the healthcare and financial services sectors are significant contributors to our overall results, and negative developments in either of these sectors, including negative developments that result from legislative or regulatory actions, would materially and disproportionately impact our investment banking results, even if general economic conditions were strong. In addition, we may not participate, or may participate to a lesser degree than other firms, in sectors that experience significant activity, such as real estate, and our operating results may not correlate with the results of other firms that participate in these sectors.

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

Liquidity, or ready access to funds, is essential to our business. To fund our business, we rely on financing provided by Pershing LLC ("Pershing") under our fully disclosed clearing agreement and Canadian Imperial Bank of Commerce ("CIBC") under a clearing arrangement with bank financing, as well as other bank financing. The financing provided by Pershing and CIBC is at their discretion (i.e., uncommitted) and could be denied. Our $120 million unsecured revolving credit facility has been established for working capital and general corporate purposes. Our $30 million secured revolving credit facility has been established for our private capital advisory business.

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
Piper Sandler Companies | 14

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

Adapting or developing our technology systems to meet new regulatory requirements, client needs, geographic expansion and industry demands also is critical for our business. The introduction of new technologies presents new challenges on a regular basis. We believe that the integration of artificial intelligence technologies ("AI") into our business, operations, and administrative functions will represent a critical opportunity for increased efficiency. If we are unable to deploy AI to the same extent and as effectively as our competitors, and manage the attendant risks relating to cyber and information security, it could negatively impact our results of operations and competitive positioning. In addition to AI, we have an ongoing need to upgrade and improve our various technology systems, including our data and transaction processing, financial, risk management, human capital, compliance, and trading systems. This need could present operational issues or require significant capital spending. It also may require us to make additional investments in technology systems and may require us to reevaluate the current value or expected useful lives of our technology systems, which could negatively impact our results of operations.

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

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. There have been several highly publicized cases involving financial services companies, consumer-based companies and other companies, as well as governmental and political organizations, reporting breaches in the security of their websites, networks or other systems. These and future breaches have and will involve sophisticated and targeted cyber attacks intended to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, including through the introduction of computer viruses, malware, ransomware, phishing, denial-of-service, use of AI, and other means. There have also been several highly publicized cases where hackers have requested "ransom" payments in exchange for not disclosing customer information.

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

We have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors regarding our internal control over financial reporting. We are in compliance with Section 404 of the Sarbanes-Oxley Act as of December 31, 2025. However, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to maintain an effective internal control environment could materially adversely affect our business.
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

As a participant in the financial services industry, we are subject to complex and extensive regulation of many aspects of our business by U.S. federal and state regulatory agencies, SROs (including securities exchanges) and by foreign governmental agencies, regulatory bodies and securities exchanges. Specifically, our operating subsidiaries include broker dealer and related securities entities organized in the U.S., the U.K., Germany, and ADGM. Each of these entities is registered or licensed with the applicable local regulator and is subject to all the applicable rules and regulations promulgated by those authorities. In addition, our asset management subsidiaries, PSC Capital Partners LLC and Piper Heartland Healthcare Capital LLC, as well as Piper Sandler & Co., are registered as investment advisors with the SEC and are subject to the regulation and oversight by the SEC, and we have an additional asset management subsidiary subject to regulation in Guernsey.

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

Item 2. Properties.
As of February 19, 2026, we conducted our operations through 55 principal offices in 31 states, and the District of Columbia, and in London, Aberdeen, Munich, Paris, Zurich, ADGM and Hong Kong. All of our offices are leased. Our principal executive office is located at 350 North 5th Street, Suite 1000, Minneapolis, Minnesota 55401 and, as of February 19, 2026, comprises approximately 120,000 square feet of space under a lease which expires in 2040.

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

SHAREHOLDERS
We had 7,590 shareholders of record and approximately 84,949 beneficial owners of our common stock as of February 19, 2026.

DIVIDEND POLICY
Our board of directors has approved a dividend policy with the intention of returning between 30 percent and 50 percent of our fiscal year adjusted net income to shareholders.

Our board of directors has declared a special cash dividend on our common stock of $5.00 per share related to 2025 adjusted net income. This special dividend will be paid on March 13, 2026, to shareholders of record as of the close of business on March 3, 2026. Including this special cash dividend, we will have returned $7.70 per share, or approximately 43 percent of our fiscal year 2025 adjusted net income to shareholders. In addition, our board of directors has declared a quarterly cash dividend on our common stock of $0.70 per share to be paid on March 13, 2026, to shareholders of record as of the close of business on March 3, 2026.

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

Piper Sandler Companies | 25

ISSUER PURCHASES OF EQUITY SECURITIES
The table below sets forth the information with respect to purchases made by or on behalf of Piper Sandler Companies or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the quarter ended December 31, 2025:

				Total Number of Shares	Approximate Dollar
				Purchased as Part of	Value of Shares Yet to be
	Total Number of		Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased		Paid per Share	Plans or Programs	Plans or Programs (1)
Month #1
October 1, 2025 to
October 31, 2025	17,920		$339.87	—	$133.4	million
Month #2
November 1, 2025 to
November 30, 2025	23,369	(2)	$327.66	17,600	$127.7	million
Month #3
December 1, 2025 to
December 31, 2025	17,545		$347.66	17,545	$121.6	million
Total	58,834		$337.34	35,145	$121.6	million

(1)	Effective February 5, 2025, our board of directors authorized the repurchase of up to $150.0 million of common stock through December 31, 2026.
(2)
Consists of 17,600 shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent at an average price of $327.46 per share, and 5,769 shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price of $328.26 per share.

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

The following graph compares the performance of an investment in our common stock from December 31, 2020 through December 31, 2025, with the S&P 500 Index and the S&P 500 Financial Services Index. The graph assumes $100 was invested on December 31, 2020 in each of our common stock, the S&P 500 Index and the S&P 500 Financial Services Index, and that all dividends were reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Five Year Total Return

$450
$400
$350
$300
$250
$200
$150
$100
$50
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
PIPR
S&P 500 Index
S&P 500 Financial Services Index

Company/Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Piper Sandler Companies	$100	$185.33	$141.95	$195.57	$340.77	$393.64
S&P 500 Index	100	128.71	105.40	133.10	166.40	196.16
S&P 500 Financial Services Index	100	135.87	120.56	139.30	178.82	197.29

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

Item 7 in this Form 10-K discusses our 2025 and 2024 results and the year-over-year comparisons between 2025 and 2024. Discussion of our 2023 results and the year-over-year comparisons between 2024 and 2023 can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025.

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
Piper Sandler Companies | 28

EXECUTIVE OVERVIEW
Overview of Operations
Our business principally consists of providing investment banking and institutional brokerage services to corporations, private equity groups, public entities, non-profit entities and institutional investors in the U.S. and internationally. We operate through one reportable segment in order to maximize the value we provide to clients by leveraging our diversified expertise and broad relationships of the experienced professionals across our company.

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
•Growing our investment banking platform through continued investment in sector, product and geographic expansion via corporate development, strategic hiring and development of internal talent. We are specifically focused on strengthening our technology sector and expanding in Europe;
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

Strategic Activities
We have taken the following important steps in the execution of our business strategy:

•On September 12, 2025, we completed the acquisition of G Squared Capital Partners LLC ("G Squared"), a boutique investment bank specializing in government services and defense technology. The acquisition, along with other strategic hires, expands and strengthens our investment banking technology sector.
•We have made significant investments in our debt capital markets advisory, private capital advisory and restructuring in recent years in order to expand our client product offerings and increase market share, particularly with private equity groups.
•On August 23, 2024, we completed the acquisition of Aviditi Capital Advisors, LLC ("Aviditi Advisors"), an alternative investment bank providing full lifecycle services to financial sponsors, global alternative investment managers and limited partner investors. The transaction added private capital advisory capabilities to our platform.
•Our public finance business strengthened its market leadership in our core sectors through focusing on local market relationships and knowledge. As a result, our special districts team had a 50 percent market share in the states in which they compete and our public finance business was ranked second nationally in K-12 education by number of issues and par value for 2025.
•We elevated our institutional brokerage platform by investing in talent that expanded our product expertise and enhanced our client relationships, notably with our structured product capabilities and through the addition of a private markets equities trading group. Additionally, our specialized sales and trading and research teams are key differentiators in supporting our finance activity.
Piper Sandler Companies | 29

Financial Highlights

	Year Ended December 31,
(Amounts in thousands, except per share data)			2025
	2025	2024	v2024
U.S. GAAP
Net revenues	$1,899,376	$1,525,914	24.5%
Compensation and benefits	1,186,370	1,004,173	18.1
Non-compensation expenses	338,459	303,329	11.6
Income before income tax expense	374,547	218,412	71.5
Income tax expense	80,582	60,972	32.2
Net income attributable to Piper Sandler Companies	281,331	181,114	55.3
Earnings per diluted common share	$15.82	$10.24	54.5

Ratios and margin
Compensation ratio	62.5%	65.8%
Non-compensation ratio	17.8%	19.9%
Pre-tax margin	19.7%	14.3%
Effective tax rate	21.5%	27.9%

Non-GAAP(1)
Adjusted net revenues	$1,879,009	$1,541,042	21.9%
Adjusted compensation and benefits	1,153,712	955,446	20.8
Adjusted non-compensation expenses	314,583	281,865	11.6
Adjusted operating income	410,714	303,731	35.2
Adjusted income tax expense	92,642	75,506	22.7
Adjusted net income attributable to Piper Sandler Companies	318,072	228,225	39.4
Adjusted earnings per diluted common share	$17.74	$12.69	39.8

Adjusted ratios and margin
Adjusted compensation ratio	61.4%	62.0%
Adjusted non-compensation ratio	16.7%	18.3%
Adjusted operating margin	21.9%	19.7%
Adjusted effective tax rate	22.6%	24.9%
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

Market Data
The following table provides a summary of relevant market data:

	Year Ended December 31,
			2025
	2025	2024	v2024
U.S. Market Indices
S&P 500 (at period end)	6,846	5,882	16.4%
Nasdaq (at period end)	23,242	19,311	20.4
U.S. Middle Market Mergers and Acquisitions
Announced transactions (number of transactions) (a)	3,049	2,989	2.0
U.S. Equity Capital Markets
Completed public equity offerings (number of transactions) (b)	845	677	24.8
Completed initial public offerings (number of transactions) (c)	275	145	89.7
Equity fee pool for overall market (in millions) (d)	$9,560	$7,394	29.3
Equity fee pool for sub-$5 billion (in millions) (e)	$5,075	$3,900	30.1
U.S. Municipal Negotiated Issuances
Completed issuances for overall market (number of transactions) (f)	6,328	5,775	9.6
Completed issuances for sub-$500 million (number of transactions) (g)	6,145	5,601	9.7
Aggregate par value for overall market (in billions) (f)	$485	$427	13.5
Aggregate par value for sub-$500 million (in billions) (g)	$314	$265	18.4
Average CBOE Volatility Index (VIX)	19	16	18.8
Average Daily Number of Shares Traded
NYSE (shares in millions)	3,337	2,391	39.6
Nasdaq (shares in millions)	2,503	1,902	31.6
Interest Rates
3-month treasury average rate	4.21%	5.18%	(18.7)
10-year treasury average rate	4.29%	4.21%	1.9
Average 10-year MMD to 10-year Treasury Ratio (h)	0.71	0.64	10.9
a.Source: Refinitiv and Piper Sandler & Co. (transactions with reported deal value between $100 million and $1 billion and transactions with less than $1 billion deal value that had a financial advisor).
b.Source: Dealogic and Piper Sandler & Co. Equity Capital Markets (IPOs, follow-on offerings and convertible offerings with reported deal value greater than $10 million).
c.Source: Dealogic and Piper Sandler & Co. Equity Capital Markets (offerings with reported deal value greater than $10 million).
d.Source: Dealogic and Piper Sandler & Co. Equity Capital Markets (IPOs, follow-on offerings and convertible offerings with deal values greater than $10 million and PIPEs/RDs greater than $5 million; SPAC IPO fees are represented as the standard two percent upfront fee unless noted differently on the IPO cover).
e.Source: Dealogic and Piper Sandler & Co. Equity Capital Markets (IPOs, follow-on offerings and convertible offerings with deal values greater than $10 million and PIPEs/RDs greater than $5 million for sub-$5 billion market cap issuers; SPAC IPO fees are represented as the standard two percent upfront fee unless noted differently on the IPO cover).
f.Source: Refinitiv (sole/senior negotiated and private placement transactions for the overall market).
g.Source: Refinitiv (sole/senior negotiated and private placement transactions for sub-$500 million).
h.Calculated based on the 10-year MMD index rate divided by the 10-year treasury rate.
Piper Sandler Companies | 31

Outlook for 2026
The market backdrop became more constructive in 2025 with strong equity markets, a more accommodative regulatory environment and an increase in investment banking activity. Monetary policy in the U.S. remains a prevalent factor impacting the economy and financial markets. The U.S. Federal Reserve lowered its short-term benchmark interest rate by 75 basis points in 2025 and is expected to continue to lower rates in 2026 as it balances its goals of maximum employment and stable prices. The effects of changes to U.S. trade policy, and any retaliatory actions by global trading partners, including the European Union and China, and their potential impact on inflation, supply chains, and global trade continues to contribute to elevated financial market uncertainty. In addition, concerns over geopolitical conflicts, including in the Middle East, Eastern Europe and Taiwan and any tensions as a result of trade disputes, could negatively impact financial market activity. A significant decrease in uncertainty, or resolutions to trade disputes and geopolitical concerns, would likely be constructive for overall economic conditions, and consequently, our client and business activity.

Our advisory services results continued to benefit from our sector and product diversification as well as an improving market environment for M&A activity. While several large advisory transactions closed in the last week of 2025, our advisory services pipeline of engagement mandates is building and we expect another strong year of advisory services revenue in 2026.

Our corporate financing activity improved in the second half of 2025 as the overall market environment became more constructive. Our corporate financing activity has been strong to start 2026. Our pipeline of new issues is healthy and we are experiencing strong demand from institutional investors looking to deploy capital across sectors.

Our equity brokerage results benefited from strong volumes and volatility during 2025. Our equity brokerage business continues to benefit from the quality of our trade execution and research product as we assist clients in navigating periods of volatility. We expect our 2026 equity brokerage revenues to be similar to 2025.

Our fixed income services results benefited from solid client activity across most products and client verticals during 2025 due to more accommodative markets. In addition, we benefited from robust activity among our depository clients as the increase in bank M&A activity during the year, along with depository clients adjusting to the changing rate environment, provided more opportunities to advise on balance sheet repositioning. We expect clients to be more active in 2026 in anticipation of further short-term benchmark interest rate cuts by the U.S. Federal Reserve. We also anticipate continued opportunities to advise clients on balance sheet repositioning stemming from a robust M&A environment.

Our municipal financing activity was broad based in 2025 with solid performance across both our governmental and specialty sector businesses. Market conditions remained favorable during the year with record municipal negotiated issuance levels driven by funding needs for infrastructure upgrades and strong investor demand. We anticipate market conditions to remain favorable in 2026 with similar issuance volumes to 2025, albeit back to a more normalized quarterly trend.
Piper Sandler Companies | 32

RESULTS OF OPERATIONS
The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the periods indicated:

						As a Percentage of
						Net Revenues for the
	Year Ended December 31,					Year Ended December 31,
				2025	2024
(Amounts in thousands)	2025	2024	2023	v2024	v2023	2025	2024	2023
Revenues
Investment banking:
Advisory services	$1,037,959	$808,746	$709,316	28.3%	14.0%	54.6%	53.0%	52.6%
Corporate financing	217,156	173,876	131,077	24.9	32.7	11.4	11.4	9.7
Municipal financing	145,751	122,513	83,419	19.0	46.9	7.7	8.0	6.2
Total investment banking	1,400,866	1,105,135	923,812	26.8	19.6	73.8	72.4	68.5

Institutional brokerage:
Equity brokerage	230,273	215,275	209,512	7.0	2.8	12.1	14.1	15.5
Fixed income services	202,925	186,167	168,027	9.0	10.8	10.7	12.2	12.5
Total institutional brokerage	433,198	401,442	377,539	7.9	6.3	22.8	26.3	28.0

Interest income	36,904	32,908	26,723	12.1	23.1	1.9	2.2	2.0
Investment income/(loss)	33,249	(7,890)	30,039	N/M	N/M	1.8	(0.5)	2.2
Total revenues	1,904,217	1,531,595	1,358,113	24.3	12.8	100.3	100.4	100.8
Interest expense	4,841	5,681	10,146	(14.8)	(44.0)	0.3	0.4	0.8
Net revenues	1,899,376	1,525,914	1,347,967	24.5	13.2	100.0	100.0	100.0

Non-interest expenses
Compensation and benefits	1,186,370	1,004,173	897,034	18.1	11.9	62.5	65.8	66.5
Outside services	58,674	55,756	51,754	5.2	7.7	3.1	3.7	3.8
Occupancy and equipment	73,451	66,530	64,356	10.4	3.4	3.9	4.4	4.8
Communications	56,247	54,917	52,718	2.4	4.2	3.0	3.6	3.9
Marketing and business development	47,201	42,239	37,734	11.7	11.9	2.5	2.8	2.8
Deal-related expenses	43,483	30,491	28,189	42.6	8.2	2.3	2.0	2.1
Trade execution and clearance	19,599	19,836	19,972	(1.2)	(0.7)	1.0	1.3	1.5
Restructuring and integration costs	6,144	2,586	7,749	137.6	(66.6)	0.3	0.2	0.6
Intangible asset amortization	9,999	10,288	19,440	(2.8)	(47.1)	0.5	0.7	1.4
Other operating expenses	23,661	20,686	46,435	14.4	(55.5)	1.2	1.4	3.4
Total non-interest expenses	1,524,829	1,307,502	1,225,381	16.6	6.7	80.3	85.7	90.9

Income before income tax expense	374,547	218,412	122,586	71.5	78.2	19.7	14.3	9.1
Income tax expense	80,582	60,972	23,613	32.2	158.2	4.2	4.0	1.8
Net income	293,965	157,440	98,973	86.7	59.1	15.5	10.3	7.3
Net income/(loss) attributable to noncontrolling interests	12,634	(23,674)	13,482	N/M	N/M	0.7	(1.6)	1.0
Net income attributable to Piper Sandler Companies	$281,331	$181,114	$85,491	55.3	111.9	14.8	11.9	6.3
N/M – Not meaningful
Piper Sandler Companies | 33

Net Revenues
Net revenues on a U.S. GAAP basis were $1.90 billion for the year ended December 31, 2025, compared with $1.53 billion in the prior-year period. For the year ended December 31, 2025, adjusted net revenues were $1.88 billion, compared with $1.54 billion for the year ended December 31, 2024. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise. See "Explanation and Reconciliation of Non-GAAP Financial Measures" for a detailed explanation of the adjustments made to the corresponding U.S. GAAP measures and a reconciliation of U.S. GAAP to adjusted, non-GAAP financial information.

The following table provides supplemental business information:

	Year Ended December 31,
	2025	2024
Advisory services
Completed M&A and restructuring transactions	250	220
Completed capital advisory transactions (1)	85	68
Total completed advisory transactions	335	288

Corporate financings
Total equity transactions priced	75	81
Book run equity transactions priced	62	64
Total debt and preferred transactions priced	47	36
Book run debt and preferred transactions priced	31	23

Advisory services and corporate financing
Number of managing directors	187	183

Municipal negotiated issues
Aggregate par value of issues priced (in billions)	$18.8	$16.9
Total issues priced	555	501

Equity brokerage
Number of shares traded (in billions)	11.4	11.3
(1)Includes debt capital markets advisory transactions and equity and debt private placements.

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
Piper Sandler Companies | 34

In 2025, investment banking revenues were $1.40 billion, up 26.8 percent compared to $1.11 billion in 2024. For the year ended December 31, 2025, advisory services revenues were $1.04 billion, up 28.3 percent compared with $808.7 million in 2024, driven by more completed transactions and a higher average fee. In 2025, our advisory services performance was led by our financial services team with strong contributions from our services & industrials and healthcare sectors. In addition, our debt capital markets advisory product team recorded strong results in 2025. Corporate financing revenues were $217.2 million for the year ended December 31, 2025, up 24.9 percent compared to $173.9 million in the prior-year period, primarily due to increased average fees. Consistent with the overall market, our equity financing activity increased during the second half of 2025 resulting from reduced volatility and strong valuations. Performance during the year was led by the healthcare sector, and we served as book runner on 37 of 38 completed healthcare equity deals. In addition, our financial services group executed on a strong flow of debt and preferred financings. Municipal financing revenues for the year ended December 31, 2025 were $145.8 million, up 19.0 percent compared to $122.5 million in the year-ago period, driven by increased municipal negotiated issuance activity resulting from improved market conditions and increased investor demand. Our broad based performance during the year included solid contributions from both our specialty sector business and our governmental business, which drove the year-over-year revenue growth.

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

For the year ended December 31, 2025, institutional brokerage revenues were $433.2 million, up 7.9 percent compared with $401.4 million in the prior-year period. Equity brokerage revenues were $230.3 million in 2025, up 7.0 percent compared with $215.3 million in 2024, due to increased client activity across our full suite of products. For the year ended December 31, 2025, fixed income services revenues were $202.9 million, up 9.0 percent compared to $186.2 million in the prior-year period, driven by increased activity from our depository clients resulting from an improved interest rate outlook as well as growth with our asset management and public entity clients.

Interest Income
Interest income represents amounts earned from holding long inventory positions and cash balances, as well as interest earned on installment fee receivables. Interest income for the year ended December 31, 2025 increased to $36.9 million, compared with $32.9 million in the prior-year period, primarily due to interest earned on installment fee receivables.

Investment Income/(Loss)
Investment income/(loss) includes realized and unrealized gains and losses on investments, including amounts attributable to noncontrolling interests, in our alternative asset management funds, as well as management and performance fees generated from those funds. For the year ended December 31, 2025, we recorded investment income of $33.2 million, compared to an investment loss of $7.9 million in the year-ago period. In 2025, we recorded gains on our investments and the noncontrolling interests in the alternative asset funds that we manage. Excluding the impact of noncontrolling interests, adjusted investment income was $12.9 million for the year ended December 31, 2025, compared with $7.2 million for the year ended December 31, 2024.

Interest Expense
Interest expense represents amounts associated with financing, economically hedging and holding short inventory positions, including interest paid on our financing arrangements, as well as commitment fees on certain short-term financing arrangements. Interest expense for the year ended December 31, 2025 decreased to $4.8 million, compared with $5.7 million in the prior-year period.

Piper Sandler Companies | 35

Non-Interest Expenses
Non-interest expenses on a U.S. GAAP basis were $1.52 billion for the year ended December 31, 2025, compared to $1.31 billion in the prior-year period. For the year ended December 31, 2025, adjusted non-interest expenses were $1.47 billion, compared with $1.24 billion for the year ended December 31, 2024. The variance explanations for non-interest expenses and adjusted non-interest expenses are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise. See "Explanation and Reconciliation of Non-GAAP Financial Measures" for a detailed explanation of the adjustments made to the corresponding U.S. GAAP measures and a reconciliation of U.S. GAAP to adjusted, non-GAAP financial information.

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

The following table summarizes our expected future acquisition-related compensation expense for restricted stock, restricted cash with service conditions, MFRS Awards and forgivable loans with service conditions, as well as expense estimates related to revenue-based earnout arrangements:

(Amounts in thousands)
2026	$25,872
2027	19,840
2028	9,018
2029	5,029
Total	$59,759

For the year ended December 31, 2025, compensation and benefits expenses increased 18.1 percent to $1.19 billion, compared with $1.00 billion in 2024, due to higher revenues and profitability. Compensation and benefits expenses as a percentage of net revenues decreased to 62.5 percent in 2025, compared to 65.8 percent in 2024, primarily due to higher net revenues, including investment income on our investments and the noncontrolling interests in the alternative asset management funds that we manage in the current year compared to an investment loss in 2024. Our adjusted compensation ratio decreased to 61.4 percent in 2025, compared with 62.0 percent in 2024, primarily due to higher adjusted net revenues.

Outside Services
Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees, fund expenses associated with our consolidated alternative asset management funds and other professional fees. For the year ended December 31, 2025, outside services expenses increased 5.2 percent to $58.7 million, compared with $55.8 million in 2024, primarily due to higher legal fees and increased professional fees associated with technology consulting services.

Occupancy and Equipment
For the year ended December 31, 2025, occupancy and equipment expenses increased 10.4 percent to $73.5 million, compared with $66.5 million in 2024, primarily due to incremental expenses as a result of relocating our Minneapolis corporate headquarters to a new building. Our occupancy and equipment expenses will increase in 2026 as a result of relocating our office space in New York City, New York.

Piper Sandler Companies | 36

Communications
Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third-party market data information. For the year ended December 31, 2025, communication expenses increased 2.4 percent to $56.2 million, compared with $54.9 million in 2024, primarily due to higher market data services expenses.

Marketing and Business Development
Marketing and business development expenses include travel and entertainment costs, advertising and third-party marketing fees. For the year ended December 31, 2025, marketing and business development expenses increased 11.7 percent to $47.2 million, compared with $42.2 million in 2024, primarily due to higher travel expenses associated with increased business activity.

Deal-Related Expenses
Deal-related expenses include costs we incurred over the course of a completed investment banking deal, which primarily consist of legal fees, offering expenses, and travel costs. For the year ended December 31, 2025, deal-related expenses were $43.5 million, compared with $30.5 million for the year ended December 31, 2024. The amount of deal-related expenses is principally dependent on the level and mix of deal activity and may vary from period to period as the recognition of deal-related costs typically coincides with the closing of a transaction.

Trade Execution and Clearance
For the year ended December 31, 2025, trade execution and clearance expenses decreased slightly to $19.6 million, compared with $19.8 million for the year ended December 31, 2024.

Restructuring and Integration Costs
For the year ended December 31, 2025, we incurred restructuring and integration costs of $6.1 million. The expenses principally consisted of $2.8 million of severance benefits related to headcount reductions, $1.8 million for vacated leased office space associated with our acquisition of Aviditi Advisors, as well as $1.5 million of integration costs related principally to our acquisition of G Squared.

For the year ended December 31, 2024, we incurred restructuring and integration costs of $2.6 million, primarily consisting of integration costs related to our acquisition of Aviditi Advisors.

Intangible Asset Amortization
For the year ended December 31, 2025, amortization of definite-lived intangible assets was $10.0 million, compared with $10.3 million in 2024.

The following table summarizes the future aggregate amortization expense of our intangible assets with determinable lives:

(Amounts in thousands)
2026	$7,986
2027	3,480
2028	2,191
2029	541
Total	$14,198

Piper Sandler Companies | 37

Other Operating Expenses
Other operating expenses primarily include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we accrue for and/or pay out related to legal and regulatory matters. For the year ended December 31, 2025, other operating expenses were $23.7 million, compared with $20.7 million in 2024. Other operating expenses for 2024 included a $4.0 million reduction in the accrual for civil penalties related to our regulatory settlements regarding recordkeeping requirements for business-related communications.

Pre-Tax Margin
Pre-tax margin for the year ended December 31, 2025 increased to 19.7 percent, compared to 14.3 percent for the year ended December 31, 2024. Adjusted pre-tax margin for the year ended December 31, 2025 increased to 21.9 percent, compared with 19.7 percent in 2024. In 2025, the increase in pre-tax margin on both a U.S. GAAP and adjusted basis was primarily due to higher net revenues as well as a lower compensation ratio.

Income Taxes
Our provision for income taxes was $80.6 million and our effective tax rate was 21.5 percent for the year ended December 31, 2025. Our adjusted provision for income taxes was $92.6 million and our adjusted effective tax rate was 22.6 percent for the year ended December 31, 2025. The provision for income taxes on both a U.S. GAAP and adjusted basis included $29.6 million of tax benefits related to stock-based compensation awards vesting at values greater than the grant price and accrued forfeitable dividends paid on vested restricted stock related to acquisitions. Excluding the impact of these benefits, our adjusted effective tax rate was 29.8 percent.

Our provision for income taxes was $61.0 million and our effective tax rate was 27.9 percent for the year ended December 31, 2024. Our adjusted provision for income taxes was $75.5 million and our adjusted effective tax rate was 24.9 percent for the year ended December 31, 2024. The provision for income taxes on both a U.S. GAAP and adjusted basis included $14.5 million of tax benefits related to stock-based compensation awards vesting at values greater than the grant price and accrued forfeitable dividends paid on vested restricted stock related to acquisitions. Excluding the impact of these benefits, our adjusted effective tax rate was 29.6 percent. The effective tax rate on both a U.S. GAAP and adjusted basis for 2024 was impacted by non-deductible employee compensation expense, including limitations on the deduction of employee compensation expense enacted with the American Rescue Plan Act of 2021.

EXPLANATION AND RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

In Item 7 in this Form 10-K, we have included financial measures that are not prepared in accordance with U.S. GAAP. Adjustments to these non-GAAP financial measures include (1) the exclusion of investment (income)/loss and non-compensation expenses related to noncontrolling interests, (2) the exclusion of compensation and non-compensation expenses from acquisition-related agreements, (3) the exclusion of restructuring and integration costs related to acquisitions and/or headcount reductions, (4) the exclusion of amortization of intangible assets related to acquisitions, (5) the exclusion of non-compensation expenses from regulatory settlements (see Note 15 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information) and (6) the income tax impact allocated to the adjustments. For U.S. GAAP purposes, these items are included in each of their respective line items on the consolidated statements of operations.

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

Piper Sandler Companies | 38

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

The non-compensation expenses from regulatory settlements for the year ended December 31, 2024 include the reversal of other operating expenses of $4.0 million, as we reduced the accrual for civil penalties related to the regulatory settlements with the SEC and the Commodity Futures Trading Commission (the "CFTC"). In connection with these matters, we also incurred $1.0 million of outside services expenses for the year ended December 31, 2024. Management believes that excluding the non-compensation expenses from regulatory settlements from our adjusted, non-GAAP financial measures provides a better understanding of our core non-compensation expenses.

Reconciliation of U.S. GAAP to adjusted, non-GAAP financial information:

	Year Ended December 31,
(Amounts in thousands, except per share data)	2025	2024
Net revenues:
Net revenues – U.S. GAAP basis	$1,899,376	$1,525,914
Adjustment:
Investment (income)/loss related to noncontrolling interests	(20,367)	15,128
Adjusted net revenues	$1,879,009	$1,541,042

Compensation and benefits:
Compensation and benefits – U.S. GAAP basis	$1,186,370	$1,004,173
Adjustment:
Compensation from acquisition-related agreements	(32,658)	(48,727)
Adjusted compensation and benefits	$1,153,712	$955,446

Non-compensation expenses:
Non-compensation expenses – U.S. GAAP basis	$338,459	$303,329
Adjustments:
Non-compensation expenses related to noncontrolling interests	(7,733)	(8,546)
Restructuring and integration costs	(6,144)	(2,586)
Amortization of intangible assets related to acquisitions	(9,999)	(10,288)
Non-compensation expenses from acquisition-related agreements	—	(3,089)
Non-compensation expenses from regulatory settlements	—	3,045
Adjusted non-compensation expenses	$314,583	$281,865
Piper Sandler Companies | 39

	Year Ended December 31,
(Amounts in thousands, except per share data)	2025	2024

Income before income tax expense:
Income before income tax expense – U.S. GAAP basis	$374,547	$218,412
Adjustments:
Investment (income)/loss related to noncontrolling interests	(20,367)	15,128
Non-compensation expenses related to noncontrolling interests	7,733	8,546
Compensation from acquisition-related agreements	32,658	48,727
Restructuring and integration costs	6,144	2,586
Amortization of intangible assets related to acquisitions	9,999	10,288
Non-compensation expenses from acquisition-related agreements	—	3,089
Non-compensation expenses from regulatory settlements	—	(3,045)
Adjusted operating income	$410,714	$303,731

Income tax expense:
Income tax expense – U.S. GAAP basis	$80,582	$60,972
Tax effect of adjustments:
Compensation from acquisition-related agreements	7,913	10,224
Restructuring and integration costs	1,497	590
Amortization of intangible assets related to acquisitions	2,650	2,675
Non-compensation expenses from acquisition-related agreements	—	797
Non-compensation expenses from regulatory settlements	—	248
Adjusted income tax expense	$92,642	$75,506

Net income attributable to Piper Sandler Companies:
Net income attributable to Piper Sandler Companies – U.S. GAAP basis	$281,331	$181,114
Adjustments:
Compensation from acquisition-related agreements	24,745	38,503
Restructuring and integration costs	4,647	1,996
Amortization of intangible assets related to acquisitions	7,349	7,613
Non-compensation expenses from acquisition-related agreements	—	2,292
Non-compensation expenses from regulatory settlements	—	(3,293)
Adjusted net income attributable to Piper Sandler Companies	$318,072	$228,225

Earnings per diluted common share:
Earnings per diluted common share – U.S. GAAP basis	$15.82	$10.24
Adjustment for inclusion of unvested acquisition-related stock	(0.14)	(0.20)
	$15.68	$10.04
Adjustments:
Compensation from acquisition-related agreements	1.39	2.17
Restructuring and integration costs	0.26	0.11
Amortization of intangible assets related to acquisitions	0.41	0.43
Non-compensation expenses from acquisition-related agreements	—	0.13
Non-compensation expenses from regulatory settlements	—	(0.19)
Adjusted earnings per diluted common share	$17.74	$12.69

Weighted average diluted common shares outstanding:
Weighted average diluted common shares outstanding – U.S. GAAP basis	17,785	17,695
Adjustment:
Unvested acquisition-related restricted stock with service conditions	145	293
Adjusted weighted average diluted common shares outstanding	17,930	17,988

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

Piper Sandler Companies | 41

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

We record deferred tax benefits for future tax deductions expected upon the vesting of stock-based compensation. We recognize the income tax effects of stock-based compensation awards in the income statement when the awards vest. If deductions reported on our tax return for stock-based compensation (i.e., the value of the stock-based compensation at the time of vesting) exceed the cumulative cost of those instruments recognized for financial reporting (i.e., the grant date fair value of the compensation computed in accordance with ASC 718), we record the excess tax benefit as income tax benefit. Conversely, if deductions reported on our tax return for stock-based compensation are less than the cumulative cost of those instruments recognized for financial reporting, the deficiency is recorded as an income tax expense. Additionally, we record a tax benefit related to accrued forfeitable dividends paid on restricted stock upon vesting. For the year ended December 31, 2025, we recorded $29.6 million of tax benefits related to stock-based compensation awards vesting at values greater than the grant date fair value and accrued forfeitable dividends paid on vested restricted stock related to acquisitions. As of February 19, 2026, approximately 305,000 shares have vested at share prices greater than the grant date fair values, resulting in an income tax benefit of $7.3 million recorded in the first quarter of 2026.

We establish reserves for uncertain income tax positions in accordance with FASB Accounting Standards Codification Topic 740, "Income Taxes," when it is not more likely than not that a certain position or component of a position will be ultimately upheld by the relevant taxing authorities. Significant judgment is required in evaluating uncertain tax positions. Our tax provision and related accruals include the impact of estimates for uncertain tax positions and changes to the reserves that are considered appropriate. To the extent the probable tax outcome of these matters changes, such change in estimate will impact the income tax provision in the period of change and, in turn, our results of operations. As of December 31, 2025, we have a $2.2 million liability recorded for uncertain state income tax positions.

Piper Sandler Companies | 42

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

Our dividend policy is intended to return between 30 percent and 50 percent of our fiscal year adjusted net income to shareholders. Our board of directors determines the declaration and payment of dividends and is free to change our dividend policy at any time. Our board of directors declared the following dividends on shares of our common stock:

	Dividend
Declaration Date	Per Share	Record Date	Payment Date
Related to 2022:
February 3, 2023 (1)	$1.25	March 3, 2023	March 17, 2023
Related to 2023:
February 3, 2023	0.60	March 3, 2023	March 17, 2023
May 2, 2023	0.60	May 26, 2023	June 9, 2023
July 28, 2023	0.60	August 25, 2023	September 8, 2023
October 27, 2023	0.60	November 21, 2023	December 8, 2023
February 2, 2024 (1)	1.00	March 4, 2024	March 15, 2024
Related to 2024:
February 2, 2024	0.60	March 4, 2024	March 15, 2024
April 26, 2024	0.60	May 24, 2024	June 7, 2024
August 2, 2024	0.65	August 29, 2024	September 13, 2024
October 25, 2024	0.65	November 22, 2024	December 13, 2024
January 31, 2025 (1)	3.00	March 4, 2025	March 14, 2025
Related to 2025:
January 31, 2025	0.65	March 4, 2025	March 14, 2025
May 2, 2025	0.65	May 30, 2025	June 13, 2025
August 1, 2025	0.70	August 29, 2025	September 12, 2025
October 31, 2025	0.70	November 25, 2025	December 12, 2025
February 6, 2026 (1)	5.00	March 3, 2026	March 13, 2026
Related to 2026:
February 6, 2026	0.70	March 3, 2026	March 13, 2026
(1)Represents a special cash dividend.
Piper Sandler Companies | 43

Our board of directors has declared a special cash dividend on our common stock of $5.00 per share related to 2025 adjusted net income. This special dividend will be paid on March 13, 2026, to shareholders of record as of the close of business on March 3, 2026. Including this special cash dividend, we will have returned $7.70 per share, or approximately 43 percent of our fiscal year 2025 adjusted net income to shareholders.

As part of our capital management strategy, we repurchase our common stock over time in order to offset the dilutive effect of our employee stock-based compensation awards and our grants of acquisition-related restricted stock, as well as to return capital to shareholders.

Effective February 5, 2025, our board of directors authorized the repurchase of up to $150.0 million in common shares through December 31, 2026. During the year ended December 31, 2025, we repurchased 101,903 shares of our common stock at an average price of $279.05 per share for an aggregate purchase price of $28.4 million related to this authorization. At December 31, 2025, we had $121.6 million remaining under this authorization.

We also purchase shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. In 2025, we purchased 318,801 shares of our common stock at an average price of $303.03 per share for an aggregate purchase price of $96.6 million for these purposes.

Common Stock Split
On February 6, 2026, our board of directors approved a four-for-one forward split of our common stock to increase liquidity and help make our common stock more accessible to a wider range of investors. The stock split will be effected through the filing of an amendment to our amended and restated certificate of incorporation, which will be accompanied by a proportionate increase in the number of shares of our authorized common stock. At the effective time of the filing of the amendment on March 23, 2026, every share of our common stock will automatically become four shares of common stock. Our common stock is expected to begin trading on the split-adjusted basis at the start of trading on March 24, 2026.

Cash Flows
Cash and cash equivalents at December 31, 2025 were $809.4 million, an increase of $326.6 million from December 31, 2024. Operating activities provided $586.6 million of cash, primarily driven by cash generated from earnings and an increase in operating liabilities. The increase in operating liabilities was primarily due to an increase in accrued compensation of $107.4 million, the result of higher compensation costs in 2025 resulting from increased revenues and operating profits. In 2025, investing activities used $43.7 million, of which $34.7 million was used for the purchase of fixed assets and $9.0 million was used for the acquisition of G Squared. The increase in cash used for the purchase of fixed assets primarily related to relocating our Minneapolis corporate headquarters to a new building. In 2025, cash of $218.7 million was used in financing activities, as we repurchased $125.0 million of common stock and paid $114.1 million in dividends.

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

Piper Sandler Companies | 44

Leverage
The following table presents total assets, adjusted assets, total shareholders' equity and tangible common shareholders' equity with the resulting leverage ratios:

	December 31,	December 31,
(Dollars in thousands)	2025	2024
Total assets	$2,592,646	$2,255,936
Deduct: Goodwill and intangible assets	(418,856)	(419,528)
Deduct: Right-of-use lease assets	(64,004)	(66,618)
Deduct: Assets attributable to noncontrolling interests	(217,726)	(197,600)
Adjusted assets	$1,892,060	$1,572,190

Total shareholders' equity	$1,582,793	$1,415,773
Deduct: Goodwill and intangible assets	(418,856)	(419,528)
Deduct: Noncontrolling interests	(211,786)	(187,943)
Tangible common shareholders' equity	$952,151	$808,302

Leverage ratio (1)	1.6	1.6
Adjusted leverage ratio (2)	2.0	1.9
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

Piper Sandler Companies | 45

Pershing Clearing Arrangement
We have established an arrangement to obtain financing from Pershing related to the majority of our trading activities. Under our fully disclosed clearing agreement, all of our securities inventories with the exception of convertible securities, and all of our customer activities are held by or cleared through Pershing. Financing under this arrangement is secured primarily by securities, and collateral limitations could reduce the amount of funding available under this arrangement. We may accommodate non-standard settlement timeframes for our clients, which can impact our funding and collateral balances. Our clearing arrangement activities are recorded net of trading activity and reported within receivables from or payables to brokers, dealers and clearing organizations. The funding is at the discretion of Pershing (i.e., uncommitted) and could be denied without a notice period. Our fully disclosed clearing agreement includes a covenant requiring Piper Sandler & Co., our U.S. broker dealer subsidiary, to maintain excess net capital of $120 million. At December 31, 2025, we had $0.2 million of financing outstanding under this arrangement.

Clearing Arrangement with Bank Financing
We have established a financing arrangement with a U.S. branch of CIBC related to our convertible securities inventories. Under this arrangement, our convertible securities inventories are cleared through a broker dealer affiliate of CIBC and held by CIBC. We generally economically hedge changes in the market value of our convertible securities inventories using the underlying common stock or the stock options of the underlying common stock. Financing under this arrangement is secured primarily by convertible securities and collateral limitations could reduce the amount of funding available. The funding is at the discretion of CIBC (i.e., uncommitted) and could be denied subject to a notice period. This arrangement is reported within receivables from or payables to brokers, dealers and clearing organizations, net of trading activity. At December 31, 2025, we had $40.2 million of financing outstanding under this arrangement.

Unsecured Revolving Credit Facility
We have an unsecured $120 million revolving credit facility with U.S. Bank N.A. The credit agreement will terminate on December 20, 2028, unless otherwise terminated. At December 31, 2025, there were $10.0 million of advances against this credit facility.

This credit facility includes customary events of default and covenants that, among other things, require Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, limit our leverage ratio, require maintenance of a minimum ratio of operating cash flow to fixed charges, and impose certain limitations on our ability to make acquisitions and make payments on our capital stock. At December 31, 2025, we were in compliance with all covenants.

Secured Revolving Credit Facility
We have a $30 million revolving credit facility with Huntington Bancshares Incorporated, formerly Cadence Bank, related to our private capital advisory business. Advances under this facility are secured by certain installment fee receivables. The credit agreement will terminate on August 23, 2027, unless otherwise terminated. At December 31, 2025, there were $5.0 million of advances against this credit facility.

This credit facility includes customary events of default and covenants that, among other things, require Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, limit our leverage ratio, require maintenance of a minimum fixed charge coverage ratio, and impose certain limitations on our ability to make acquisitions and make payments on our capital stock. At December 31, 2025, we were in compliance with all covenants.

Piper Sandler Companies | 46

Average Funding Balances Outstanding and Maximum Daily Funding By Quarter
The following tables present the average balances outstanding for our various funding sources by quarter for 2025 and 2024:

	Average Balance for the Three Months Ended
(Amounts in millions)	Dec. 31, 2025	Sept. 30, 2025	June 30, 2025	Mar. 31, 2025
Funding source
Pershing clearing arrangement	$10.3	$5.3	$80.9	$9.7
Clearing arrangement with bank financing	58.4	46.9	57.9	51.9
Unsecured revolving credit facility	10.0	10.0	10.0	10.0
Secured revolving credit facility	5.0	5.0	5.0	1.2
Total	$83.7	$67.2	$153.8	$72.8

	Average Balance for the Three Months Ended
(Amounts in millions)	Dec. 31, 2024	Sept. 30, 2024	June 30, 2024	Mar. 31, 2024
Funding source
Pershing clearing arrangement	$6.2	$6.4	$7.1	$43.2
Clearing arrangement with bank financing	73.7	63.4	66.0	85.3
Unsecured revolving credit facility	10.0	14.6	—	4.9
Total	$89.9	$84.4	$73.1	$133.4

The average funding in the fourth quarter of 2025 increased to $83.7 million, compared with $67.2 million during the third quarter of 2025, primarily due to an increase in borrowings on our clearing arrangement with bank financing.

The following table presents the maximum daily funding amount by quarter for 2025 and 2024:

(Amounts in millions)	2025	2024
First Quarter	$574.2	$544.2
Second Quarter	615.5	466.6
Third Quarter	276.1	163.3
Fourth Quarter	305.2	270.2

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

Piper Sandler Companies | 47

Capital Requirements
As a registered broker dealer and member firm of FINRA, Piper Sandler & Co. is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule which requires that we maintain minimum net capital of $1.0 million. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain approvals, notifications and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. At December 31, 2025, our net capital under the SEC's uniform net capital rule was $288.5 million, and exceeded the minimum net capital required under the SEC rule by $287.5 million.

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

At December 31, 2025, Piper Sandler Ltd., our broker dealer subsidiary registered in the U.K., was subject to, and was in compliance with, the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority pursuant to the Financial Services Act of 2012.

Aviditi Capital Advisors Europe GmbH, a European subsidiary, is authorized and regulated by the Federal Financial Supervisory Authority ("BaFin") as a tied agent of AHP Capital Management GmbH, a third-party financial institution.

Piper Sandler MENA Ltd, an ADGM subsidiary, is authorized and regulated by the ADGM Financial Services Regulatory Authority.
Piper Sandler Companies | 48

OFF-BALANCE SHEET ARRANGEMENTS
In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes the notional contract value of our off-balance sheet arrangements for the periods presented:

	Expiration Per Period						Total Contractual Amount
				2029	2031		December 31,	December 31,
(Amounts in thousands)	2026	2027	2028	- 2030	- 2032	Later	2025	2024
Customer matched-book derivative contracts (1) (2)	$70,000	$2,357	$—	$20,222	$—	$262,550	$355,129	$393,860
Trading securities derivative contracts (1)	226,400	5,000	—	5,000	—	—	236,400	171,333
Investment commitments (3)	—	—	—	—	—	—	30,884	72,688
(1)We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At December 31, 2025 and 2024, the net fair value of these derivative contracts approximated $4.0 million and $3.3 million, respectively.
(2)We have three counterparties (contractual amount of $72.4 million at December 31, 2025) who are not required to post collateral. The uncollateralized amounts, representing the fair value of the derivative contracts, expose us to the credit risk of these counterparties. At December 31, 2025, we had $4.7 million of credit exposure with these counterparties, including $4.1 million of credit exposure with one counterparty.
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

Investment Commitments
We have investments, including those made as part of our alternative asset management activities, in limited partnerships or limited liability companies that make direct or indirect equity or debt investments in companies. We commit capital and/or act as the managing partner of these entities. We have committed capital of $30.9 million to certain entities and these commitments generally have no specified call dates. For additional information on our activities related to these types of entities, see Note 9 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

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

We estimate that a parallel 50 basis point adverse change in the market would result in a decrease of approximately $1.6 million in the carrying value of our fixed income securities inventory as of December 31, 2025, including the effect of the hedging transactions.

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

A key tenet of our risk management procedures related to credit risk is the daily monitoring of the credit quality of our long fixed income securities inventory. These rating trends and the credit quality mix are regularly reviewed with the executive financial risk committee. The following table summarizes the credit rating for our long corporate fixed income securities, taxable and tax-exempt municipal securities, and U.S. government and agency securities as a percentage of the total of these asset classes as of December 31, 2025:

	AAA	AA	A	BBB	BB	Not Rated
Corporate fixed income securities	—%	—%	—%	0.2%	—%	—%
Taxable and tax-exempt municipal securities	17.3	33.9	8.1	2.2	0.5	6.2
U.S. government and agency securities	—	31.6	—	—	—	—
	17.3%	65.5%	8.1%	2.4%	0.5%	6.2%

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

Within our customer matched-book derivative portfolio, we have concentrated counterparty credit exposure with three non-publicly rated entities totaling $4.7 million at December 31, 2025. This counterparty credit exposure relates to our public finance business and consists primarily of interest rate swaps. One derivative counterparty represented 87.7 percent, or $4.1 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2025.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of Piper Sandler Companies included in this Annual Report on Form 10-K, has issued an attestation report on internal control over financial reporting as of December 31, 2025. Their report, which expresses an unqualified opinion on the effectiveness of Piper Sandler Companies' internal control over financial reporting as of December 31, 2025, is included herein.

Piper Sandler Companies | 55

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Piper Sandler Companies

Opinion on Internal Control Over Financial Reporting
We have audited Piper Sandler Companies’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Piper Sandler Companies (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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
February 26, 2026

Piper Sandler Companies | 56

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Piper Sandler Companies

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Piper Sandler Companies (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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
Piper Sandler Companies | 57

Valuation of Investments at Fair Value

Description of the Matter
At December 31, 2025, the Company’s investments at fair value totaled $305.5 million, primarily consisting of investments in private companies. These investments are held in consolidated alternative asset management funds, which include $216.8 million of noncontrolling interests attributable to unrelated third-party ownership. Of the total investments at fair value, $218.0 million are categorized as Level III within the fair value hierarchy. As described in Notes 2 and 6 of the consolidated financial statements, management determines the fair values of these investments internally using the best information available. These investments in private companies are valued based on an assessment of each underlying security, considering rounds of financing, the financial condition and operating results of the private company, third-party transactions and market-based information, including comparable company transactions, trading multiples (e.g., multiples of revenue and earnings before interest, taxes, depreciation and amortization (EBITDA)), discounted cash flow analyses and changes in market outlook, among other factors.

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
Minneapolis, Minnesota
February 26, 2026

Piper Sandler Companies | 58

Piper Sandler Companies
Consolidated Statements of Financial Condition

	December 31,	December 31,
(Amounts in thousands, except share data)	2025	2024
Assets
Cash and cash equivalents	$809,415	$482,834
Receivables from brokers, dealers and clearing organizations	53,612	174,491

Financial instruments and other inventory positions owned:
Financial instruments and other inventory positions owned	435,204	351,178
Financial instruments and other inventory positions owned and pledged as collateral	67,066	74,550
Total financial instruments and other inventory positions owned	502,270	425,728

Investments (including noncontrolling interests of $216,838 and $187,624, respectively)	322,518	281,962
Fixed assets (net of accumulated depreciation and amortization of $89,312 and $106,944, respectively)	77,329	59,400
Right-of-use lease assets	64,004	66,618
Goodwill	319,258	312,024
Intangible assets (net of accumulated amortization of $170,774 and $160,775, respectively)	99,598	107,504
Net deferred income tax assets	156,124	161,583
Other assets	188,518	183,792
Total assets	$2,592,646	$2,255,936

Liabilities and Shareholders' Equity
Short-term financing	$15,000	$10,000
Payables to brokers, dealers and clearing organizations	22,358	5,862
Financial instruments and other inventory positions sold, but not yet purchased	48,514	76,982
Accrued compensation	702,847	563,088
Accrued lease liabilities	101,351	88,819
Other liabilities and accrued expenses	119,783	95,412
Total liabilities	1,009,853	840,163

Shareholders' equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000;
Shares issued: 19,562,729 and 19,557,804, respectively;
Shares outstanding: 16,870,858 and 16,111,723, respectively	195	195
Additional paid-in capital	957,729	981,724
Retained earnings	728,931	561,746
Less: Common stock held in treasury, at cost: 2,691,871 shares and 3,446,081 shares, respectively	(318,581)	(314,656)
Accumulated other comprehensive income/(loss)	2,733	(1,179)
Total common shareholders' equity	1,371,007	1,227,830
Noncontrolling interests	211,786	187,943
Total shareholders' equity	1,582,793	1,415,773

Total liabilities and shareholders' equity	$2,592,646	$2,255,936
See Notes to the Consolidated Financial Statements
Piper Sandler Companies | 59

Piper Sandler Companies
Consolidated Statements of Operations

	Year Ended December 31,
(Amounts in thousands, except per share data)	2025	2024	2023
Revenues
Investment banking	$1,400,866	$1,105,135	$923,812
Institutional brokerage	433,198	401,442	377,539
Interest income	36,904	32,908	26,723
Investment income/(loss)	33,249	(7,890)	30,039
Total revenues	1,904,217	1,531,595	1,358,113
Interest expense	4,841	5,681	10,146
Net revenues	1,899,376	1,525,914	1,347,967

Non-interest expenses
Compensation and benefits	1,186,370	1,004,173	897,034
Outside services	58,674	55,756	51,754
Occupancy and equipment	73,451	66,530	64,356
Communications	56,247	54,917	52,718
Marketing and business development	47,201	42,239	37,734
Deal-related expenses	43,483	30,491	28,189
Trade execution and clearance	19,599	19,836	19,972
Restructuring and integration costs	6,144	2,586	7,749
Intangible asset amortization	9,999	10,288	19,440
Other operating expenses	23,661	20,686	46,435
Total non-interest expenses	1,524,829	1,307,502	1,225,381

Income before income tax expense	374,547	218,412	122,586
Income tax expense	80,582	60,972	23,613
Net income	293,965	157,440	98,973
Net income/(loss) attributable to noncontrolling interests	12,634	(23,674)	13,482
Net income attributable to Piper Sandler Companies	$281,331	$181,114	$85,491

Earnings per common share
Basic	$16.89	$11.44	$5.72
Diluted	$15.82	$10.24	$4.96

Dividends declared per common share	$5.70	$3.50	$3.65

Weighted average number of common shares outstanding
Basic	16,658	15,838	14,958
Diluted	17,785	17,695	17,224
See Notes to the Consolidated Financial Statements
Piper Sandler Companies | 60

Piper Sandler Companies
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(Amounts in thousands)	2025	2024	2023
Net income	$293,965	$157,440	$98,973
Other comprehensive income/(loss), net of tax — Foreign currency translation adjustment	3,912	(285)	1,605
Comprehensive income	297,877	157,155	100,578
Comprehensive income/(loss) attributable to noncontrolling interests	12,634	(23,674)	13,482
Comprehensive income attributable to Piper Sandler Companies	$285,243	$180,829	$87,096
See Notes to the Consolidated Financial Statements

Piper Sandler Companies | 61

Piper Sandler Companies
Consolidated Statements of Changes in Shareholders' Equity

						Accumulated	Total
	Common		Additional			Other	Common		Total
(Amounts in thousands,	Shares	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
except share amounts)	Outstanding	Stock	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Balance at December 31, 2022	13,673,064	$195	$1,044,719	$453,311	$(441,653)	$(2,499)	$1,054,073	$199,955	$1,254,028
Net income	—	—	—	85,491	—	—	85,491	13,482	98,973
Dividends	—	—	—	(84,444)	—	—	(84,444)	—	(84,444)
Amortization/issuance of restricted stock (1)	—	—	98,285	—	—	—	98,285	—	98,285
Issuance of treasury shares for restricted stock vestings	2,013,046	—	(156,036)	—	156,036	—	—	—	—
Repurchase of common stock from employees	(494,555)	—	—	—	(70,680)	—	(70,680)	—	(70,680)
Shares reserved/issued for director compensation	8,594	—	1,168	—	—	—	1,168	—	1,168
Other comprehensive income	—	—	—	—	—	1,605	1,605	—	1,605
Fund capital contributions, net	—	—	—	—	—	—	—	538	538
Balance at December 31, 2023	15,200,149	$195	$988,136	$454,358	$(356,297)	$(894)	$1,085,498	$213,975	$1,299,473
Net income/(loss)	—	—	—	181,114	—	—	181,114	(23,674)	157,440
Dividends	—	—	—	(73,726)	—	—	(73,726)	—	(73,726)
Amortization/issuance of restricted stock (1)	—	—	93,801	—	—	—	93,801	—	93,801
Issuance of treasury shares for options exercised	8,000	—	75	—	717	—	792	—	792
Issuance of treasury shares for restricted stock vestings	1,224,008	—	(105,384)	—	105,384	—	—	—	—
Issuance of treasury shares for acquisitions	21,835	—	4,016	—	1,966	—	5,982	—	5,982
Repurchase of common stock from employees	(346,972)	—	—	—	(66,426)	—	(66,426)	—	(66,426)
Shares reserved/issued for director compensation	4,703	—	1,080	—	—	—	1,080	—	1,080
Other comprehensive loss	—	—	—	—	—	(285)	(285)	—	(285)
Fund capital distributions, net	—	—	—	—	—	—	—	(2,358)	(2,358)
Balance at December 31, 2024	16,111,723	$195	$981,724	$561,746	$(314,656)	$(1,179)	$1,227,830	$187,943	$1,415,773
Net income	—	—	—	281,331	—	—	281,331	12,634	293,965
Dividends	—	—	—	(114,146)	—	—	(114,146)	—	(114,146)
Amortization/issuance of restricted stock (1)	—	—	91,558	—	—	—	91,558	—	91,558
Repurchase of common stock through share repurchase program	(101,903)	—	—	—	(28,436)	—	(28,436)	—	(28,436)
Issuance of treasury shares for options exercised	42,900	—	(402)	—	4,649	—	4,247	—	4,247
Issuance of treasury shares for restricted stock vestings	1,132,014	—	(116,469)	—	116,469	—	—	—	—
Repurchase of common stock from employees	(318,801)	—	—	—	(96,607)	—	(96,607)	—	(96,607)
Shares reserved/issued for director compensation	4,925	—	1,318	—	—	—	1,318	—	1,318
Other comprehensive income	—	—	—	—	—	3,912	3,912	—	3,912
Fund capital contributions, net	—	—	—	—	—	—	—	11,209	11,209
Balance at December 31, 2025	16,870,858	$195	$957,729	$728,931	$(318,581)	$2,733	$1,371,007	$211,786	$1,582,793
(1)Includes amortization of restricted stock issued in conjunction with the Company's acquisitions.
See Notes to the Consolidated Financial Statements
Piper Sandler Companies | 62

Piper Sandler Companies
Consolidated Statements of Cash Flows

	Year Ended December 31,
(Amounts in thousands)	2025	2024	2023
Operating Activities
Net income	$293,965	$157,440	$98,973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	17,388	16,783	17,932
Deferred income taxes	5,459	17,624	11,426
Stock-based compensation	123,914	103,363	93,768
Amortization of intangible assets	9,999	10,288	19,440
Amortization of forgivable loans	25,352	16,635	10,816
Decrease/(increase) in operating assets:
Receivables from brokers, dealers and clearing organizations	120,879	37,513	88,459
Net financial instruments and other inventory positions owned	(105,010)	(63,169)	(6,434)
Investments	(40,556)	16,086	(12,322)
Other assets	(22,091)	(66,171)	28,756
Increase/(decrease) in operating liabilities:
Payables to brokers, dealers and clearing organizations	16,496	4,883	(3,643)
Accrued compensation	107,367	56,604	(74,689)
Other liabilities and accrued expenses	33,465	5,376	3,147
Net cash provided by operating activities	586,627	313,255	275,629

Investing Activities
Business acquisitions, net of cash acquired	(8,989)	(16,268)	—
Purchases of fixed assets, net	(34,665)	(15,498)	(10,051)
Net cash used in investing activities	(43,654)	(31,766)	(10,051)

Financing Activities
Net change in short-term financing	5,000	(37,342)	30,000
Repayment of long-term financing	—	—	(125,000)
Payment of contingent consideration	—	(1,550)	—
Payment of cash dividends	(114,146)	(73,726)	(84,444)
Increase/(decrease) in noncontrolling interests	11,209	(2,358)	538
Repurchase of common stock	(125,043)	(66,426)	(70,680)
Proceeds from stock option exercises	4,247	792	—
Net cash used in financing activities	(218,733)	(180,610)	(249,586)

Currency adjustment:
Effect of exchange rate changes on cash	2,341	(1,143)	1,482

Net increase in cash and cash equivalents	326,581	99,736	17,474

Cash and cash equivalents at beginning of year	482,834	383,098	365,624
Cash and cash equivalents at end of year	$809,415	$482,834	$383,098

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$4,905	$5,691	$10,163
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

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") and include the accounts of Piper Sandler Companies, its wholly owned subsidiaries, and all other entities in which the Company has a controlling financial interest. Noncontrolling interests represent equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Sandler Companies. Noncontrolling interests include the minority equity holders' proportionate share of the equity in the Company's alternative asset management funds. All material intercompany balances have been eliminated.

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

Common Stock Split
On February 6, 2026, the Company's board of directors approved a four-for-one forward split of its common stock. The stock split will be effected through the filing of an amendment to the Company's amended and restated certificate of incorporation, which will be accompanied by a proportionate increase in the number of shares of the Company's authorized common stock. At the effective time of the filing of the amendment on March 23, 2026, every share of the Company's common stock will automatically become four shares of the Company's common stock. The Company's common stock is expected to begin trading on the split-adjusted basis at the start of trading on March 24, 2026.

As the stock split has not yet been effected, the accompanying financial statements and per-share data do not reflect the impact of the stock split. The stock split will be reflected in future financial statements following its effective date. See Note 22 for the unaudited proforma earnings per share on a post-split basis.

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

Leases
A lease is a contract, or part of a contract, that conveys the right to control the use of identified property or equipment for a period of time in exchange for consideration. The Company determines if a contract contains a lease at inception.

The Company leases its corporate headquarters and other offices under various non-cancelable leases, all of which are operating leases. In addition to rent, the leases require payment of real estate taxes, insurance and common area maintenance. Some of the leases contain renewal and/or termination options, escalation clauses, rent-free holidays and operating cost adjustments. The original terms of the Company's lease agreements generally range up to 15 years.

The Company recognizes a right-of-use ("ROU") lease asset and lease liability on the consolidated statements of financial condition for leases with a term greater than 12 months. The lease liability represents the Company’s obligation to make future lease payments and is recorded at an amount equal to the present value of the remaining lease payments due over the lease term. The ROU lease asset, which represents the right to use the underlying asset during the lease term, is measured based on the carrying value of the lease liability, adjusted for lease incentives and uneven rent payments.

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

The Company recognizes rent expense on a straight-line basis from the date it takes possession of the property to the end of the initial lease term. Lease incentives are recognized on a straight-line basis as a reduction of rent expense over the lease term.

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

The Company tests goodwill for impairment at the reporting unit level, which is generally one level below its operating segment. The Company has identified one reporting unit. When testing for impairment, the Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after making an assessment, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then further analysis is unnecessary. However, if the Company concludes otherwise, then the Company is required to perform a quantitative goodwill test, which requires management to make judgments in determining what assumptions to use in the calculation. The quantitative goodwill test compares the fair value of the reporting unit to its carrying value, including allocated goodwill. An impairment is recognized for the excess amount of a reporting unit's carrying value over its fair value. The estimated fair value of the reporting unit is derived based on valuation techniques that a market participant would use. The Company estimates the fair value of the reporting unit using the income approach (e.g., discounted cash flow method) and market approach (e.g., earnings and/or transaction multiples).

At December 31, 2025, intangible assets with determinable lives consisted of customer relationships that are amortized over their original estimated useful lives ranging from one to eight years. The pattern of amortization reflects the timing of the realization of the economic benefits of such intangible assets. Indefinite-lived intangible assets, which are not amortized, are evaluated for impairment annually, at a minimum, or on an interim basis if events or circumstances indicate a possible inability to realize the carrying amount.
Other Assets
Other assets include receivables and prepaid expenses. Receivables primarily include installment fee receivables, fee receivables and loans made to employees, typically in connection with their recruitment. Installment fee receivables are related to the Company's private fund placement services and are generally paid in installments over a period of two to four years. Fee receivables are primarily related to the Company's advisory services and are generally collected within 30 days. Employee loans are forgiven based on continued employment and are amortized to compensation and benefits expense using the straight-line method over the respective terms of the loans, which generally range from one to five years.

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
Revenue Recognition
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

The Company's advisory fees generally consist of a nonrefundable up-front fee and a success fee. The nonrefundable fee is recorded as deferred revenue upon receipt and recognized at a point in time when the performance obligation is satisfied, or when the transaction is deemed by management to be terminated. Management's judgment is required in determining when a transaction is considered to be terminated. Certain engagements, such as restructuring advisory transactions, consist of services provided on an ongoing basis, and the fees are recognized over time as the performance obligation is satisfied. Fees related to the private fund placement services are recognized at a point in time as the performance obligation is satisfied upon the closing date of the committed capital.

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

Institutional Brokerage
Institutional brokerage revenues include (i) commissions received from customers for the execution of brokerage transactions in listed and over-the-counter ("OTC") equity, fixed income, convertible debt and derivative securities, which are recognized at a point in time on the trade date because the customer has obtained the rights to the underlying security provided by the trade execution service, (ii) trading gains and losses, recorded based on changes in the fair value of long and short security positions in the reporting period, and (iii) fees received by the Company for research services and corporate access offerings, which are primarily recognized at a point in time. The Company permits institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as commission share agreements or "soft dollar" arrangements. As the Company is not acting as a principal in satisfying the performance obligation for these arrangements, expenses relating to soft dollars are netted against commission revenues and included in other liabilities and accrued expenses on the consolidated statements of financial condition.

Piper Sandler Companies | 69

Piper Sandler Companies
Notes to the Consolidated Financial Statements
Interest Income and Expense
The Company nets interest expense within net revenues to mitigate the effects of fluctuations in interest rates on the Company's consolidated statements of operations. The Company recognizes contractual interest on financial instruments owned and financial instruments sold, but not yet purchased (excluding derivative instruments) on an accrual basis as a component of interest income and expense. The Company recognizes contractual interest on installment fee receivables on an accrual basis as interest income. The Company accounts for interest related to its financing arrangements on an accrual basis with related interest recorded as interest expense.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
NOTE 3 | RECENT ACCOUNTING PRONOUNCEMENTS
Adoption of New Applicable Accounting Standards
Improvements to Income Tax Disclosures
In December 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-09, "Improvements to Income Tax Disclosures" ("ASU 2023-09"). This guidance enhances the annual income tax disclosure requirements by requiring disaggregated information related to the effective tax rate reconciliation and income taxes paid, as well as other disclosure requirements. ASU 2023-09 became effective for the Company's 2025 Form 10-K. The Company adopted this guidance on a prospective basis. See Note 21 for the applicable financial statement disclosures.

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

2025 Acquisition
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

The Company recorded $7.3 million of goodwill on the consolidated statements of financial condition, all of which is expected to be deductible for income tax purposes. In management's opinion, the goodwill represents the reputation and operating expertise of G Squared. Identifiable intangible assets purchased by the Company consisted of customer relationships with an acquisition date fair value of $2.2 million.

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

The equity consideration of $6.0 million consisted of 21,835 shares, which vested immediately and were not subject to service requirements. The contingently returnable consideration of $4.1 million represents the fair value of consideration that is contingently returnable to the Company if certain revenue thresholds are not achieved during the performance period ended December 31, 2024. The equity consideration and contingently returnable consideration were included in the purchase price in addition to the cash consideration of $23.9 million and contingent consideration, which was immaterial based on the acquisition date fair value. The net assets acquired by the Company of $34.5 million are described below.

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

Piper Sandler Companies | 72

Piper Sandler Companies
Notes to the Consolidated Financial Statements
The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition, including measurement period adjustments:

(Amounts in thousands)
Assets
Cash and cash equivalents	$11,717
Right-of-use lease assets	1,898
Goodwill	10,184
Intangible assets	1,471
Other assets (1)	43,211
Total assets acquired	68,481

Liabilities
Short-term financing (2)	17,342
Accrued compensation	12,898
Accrued lease liabilities	1,898
Other liabilities and accrued expenses	1,794
Total liabilities assumed	33,932

Net assets acquired	$34,549
(1)Primarily consists of installment fee receivables.
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

Pro Forma Financial Information
The results of operations of G Squared and Aviditi Advisors have been included in the Company's consolidated financial statements prospectively beginning on the respective acquisition dates. The acquisitions have been fully integrated with the Company's existing operations. Accordingly, post-acquisition revenues and net income are not discernible. Pro forma financial information for G Squared is not presented as the acquisition is not material. Pro forma financial information for Aviditi Advisors is not presented as the impact to the Company's historical results is not material.

Piper Sandler Companies | 73

Piper Sandler Companies
Notes to the Consolidated Financial Statements
NOTE 5 | RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

	December 31,	December 31,
(Amounts in thousands)	2025	2024
Receivables from brokers, dealers and clearing organizations
Receivable from clearing organizations	$33,482	$154,409
Receivable from brokers and dealers	20,130	20,082
Total receivables from brokers, dealers and clearing organizations	$53,612	$174,491

Payables to brokers, dealers and clearing organizations
Payable to brokers and dealers	$22,358	$5,862
Total payables to brokers, dealers and clearing organizations	$22,358	$5,862

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

Piper Sandler Companies | 76

Piper Sandler Companies
Notes to the Consolidated Financial Statements
The following table summarizes the valuation of the Company's financial instruments by pricing observability levels defined in ASC 820 as of December 31, 2025:

				Counterparty
				and Cash
				Collateral
(Amounts in thousands)	Level I	Level II	Level III	Netting (1)	Total
Assets
Financial instruments and other inventory positions owned:
Corporate securities:
Convertible securities	$—	$140,306	$—	$—	$140,306
Fixed income securities	—	2,831	—	—	2,831
Municipal securities:
Taxable securities	—	33,021	—	—	33,021
Tax-exempt securities	—	125,419	—	—	125,419
Short-term securities	—	19,531	—	—	19,531
Asset-backed securities	—	92,472	—	—	92,472
U.S. government agency securities	—	82,666	—	—	82,666
U.S. government securities	201	—	—	—	201
Derivative contracts	—	5,744	2,352	(2,273)	5,823
Total financial instruments and other inventory positions owned	201	501,990	2,352	(2,273)	502,270

Cash equivalents	717,600	—	—	—	717,600
Investments at fair value (2)	87,507	—	217,966	—	305,473
Total assets	$805,308	$501,990	$220,318	$(2,273)	$1,525,343

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Fixed income securities	$—	$3,300	$—	$—	$3,300
U.S. government securities	43,403	—	—	—	43,403
Derivative contracts	—	4,039	6,534	(8,762)	1,811
Total financial instruments and other inventory positions sold, but not yet purchased	$43,403	$7,339	$6,534	$(8,762)	$48,514
(1)Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.
(2)Includes noncontrolling interests of $216.8 million attributable to unrelated third-party ownership in consolidated alternative asset management funds, of which $171.8 million is classified as Level III.

At December 31, 2025, the Company's Level I investments at fair value included $8.3 million of equity securities subject to contractual sale restrictions which will expire in the first quarter of 2027.
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

Piper Sandler Companies | 78

Piper Sandler Companies
Notes to the Consolidated Financial Statements
The following table summarizes the changes in fair value associated with Level III financial instruments held at the beginning or end of the periods presented:

	Level III
	Assets			Liabilities
(Amounts in thousands)	Tax-Exempt Municipal Securities	Derivative Contracts	Investments at Fair Value	Derivative Contracts
Balance at December 31, 2023	$2,869	$5,834	$224,280	$7,962
Purchases	—	—	38,378	—
Sales	(1,901)	—	(41,042)	—
Settlements	—	(4,097)	—	(6,191)
Transfers in (1)	—	—	—	—
Transfers out (2)	—	—	(48,546)	—
Total realized and unrealized gains/(losses)	(695)	82	3,900	(780)
Balance at December 31, 2024	$273	$1,819	$176,970	$991
Purchases	—	—	35,334	—
Sales	—	—	(248)	—
Settlements	—	(2,705)	—	(2,475)
Transfers in (1)	—	—	963	—
Transfers out (2)	(276)	—	(8,182)	—
Total realized and unrealized gains/(losses)	3	3,238	13,129	8,018
Balance at December 31, 2025	$—	$2,352	$217,966	$6,534

Unrealized gains/(losses) for assets/liabilities held at:
December 31, 2024	$6	$1,819	$(28,420)	$991
December 31, 2025	$—	$2,352	$19,684	$6,534
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

Piper Sandler Companies | 79

Piper Sandler Companies
Notes to the Consolidated Financial Statements
The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company's Level III financial instruments as of December 31, 2025:

	Valuation			Weighted
	Technique	Unobservable Input	Range	Average (1)
Assets
Derivative contracts	Discounted cash flow	Premium over the MMD curve in basis points ("bps") (3)	0 - 26 bps	8.0 bps
Investments at fair value (2)	Market approach	Revenue multiple (3)	2 - 10 times	6.7 times
		EBITDA multiple (3)	11 - 19 times	14.5 times
		Equity value as multiple of independent financing value (3)	1 - 3 times	2.0 times
	Discounted cash flow	Discount rate (4)	15 - 25%	21.3%

Liabilities
Derivative contracts	Discounted cash flow	Premium over the MMD curve in bps (4)	0 - 46 bps	11.8 bps
(1)Unobservable inputs were weighted by the relative fair value of the financial instruments.
(2)As of December 31, 2025, the Company had $218.0 million of Level III investments at fair value, of which $54.4 million was valued based on a recent round of independent financing.
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

Piper Sandler Companies | 80

Piper Sandler Companies
Notes to the Consolidated Financial Statements
NOTE 7 | FINANCIAL INSTRUMENTS AND OTHER INVENTORY POSITIONS

	December 31,	December 31,
(Amounts in thousands)	2025	2024
Financial instruments and other inventory positions owned
Corporate securities:
Convertible securities	$140,306	$136,176
Equity securities	—	2
Fixed income securities	2,831	1,583
Municipal securities:
Taxable securities	33,021	21,171
Tax-exempt securities	125,419	126,945
Short-term securities	19,531	1,075
Asset-backed securities	92,472	50,188
U.S. government agency securities	82,666	78,256
U.S. government securities	201	4,633
Derivative contracts	5,823	5,699
Total financial instruments and other inventory positions owned	$502,270	$425,728

Financial instruments and other inventory positions sold, but not yet purchased
Corporate securities:
Equity securities	$—	$19,740
Fixed income securities	3,300	614
U.S. government securities	43,403	54,249
Derivative contracts	1,811	2,379
Total financial instruments and other inventory positions sold, but not yet purchased	$48,514	$76,982

At December 31, 2025 and 2024, financial instruments and other inventory positions owned in the amount of $67.1 million and $74.6 million, respectively, had been pledged as collateral for short-term financing arrangements.

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

	December 31, 2025			December 31, 2024
(Amounts in thousands)	Derivative	Derivative	Notional	Derivative	Derivative	Notional
Derivative Category	Assets (1)	Liabilities (2)	Amount	Assets (1)	Liabilities (2)	Amount
Interest rate:
Customer matched-book	$7,033	$4,878	$355,129	$10,906	$8,629	$393,860
Trading securities	1,063	5,695	236,400	1,098	442	171,333
	$8,096	$10,573	$591,529	$12,004	$9,071	$565,193
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

(Amounts in thousands)		Year Ended December 31,
Derivative Category	Operations Category	2025	2024	2023
Interest rate derivative contract	Investment banking	$(108)	$(3,361)	$(426)
Interest rate derivative contract	Institutional brokerage	(5,132)	2,963	(5,790)
		$(5,240)	$(398)	$(6,216)

Credit risk associated with the Company's derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company's derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company's financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The Company's derivative contracts are generally collateralized by its counterparties, who are major financial institutions. As of December 31, 2025, the Company had $4.7 million of uncollateralized credit exposure with three counterparties (notional contract amount of $72.4 million), including $4.1 million of uncollateralized credit exposure with one counterparty.

Piper Sandler Companies | 82

Piper Sandler Companies
Notes to the Consolidated Financial Statements
NOTE 8 | INVESTMENTS

	December 31,	December 31,
(Amounts in thousands)	2025	2024
Investments at fair value	$305,473	$267,599
Investments accounted for under the equity method	17,045	14,363
Total investments	322,518	281,962
Less: Investments attributable to noncontrolling interests (1)	(216,838)	(187,624)
Total investments attributable to Piper Sandler Companies	$105,680	$94,338
(1)Noncontrolling interests are attributable to unrelated third-party ownership in consolidated alternative asset management funds.

Investments at fair value include equity investments in private companies and mutual funds related to deferred compensation plans. See Note 6 for additional information on the Company's investments at fair value.

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

	December 31,	December 31,
(Amounts in thousands)	2025	2024
Assets
Cash and cash equivalents	$249	$10,078
Investments	268,121	236,138
Other assets	844	1,099
Total assets	$269,214	$247,315

Liabilities
Other liabilities and accrued expenses	$7,990	$12,166
Total liabilities	$7,990	$12,166

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

Nonconsolidated VIEs
The Company determined it is not the primary beneficiary of certain VIEs and, accordingly, does not consolidate them. These VIEs had net assets approximating $777.0 million and $1.09 billion at December 31, 2025 and 2024, respectively. The Company's exposure to loss from these VIEs is $17.0 million, which is the carrying value of its capital contributions recorded in investments on the consolidated statements of financial condition at December 31, 2025. The Company had no liabilities related to these VIEs at December 31, 2025 and 2024. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of December 31, 2025.

NOTE 10 | FIXED ASSETS

	December 31,	December 31,
(Amounts in thousands)	2025	2024
Furniture and equipment	$59,950	$62,908
Leasehold improvements	98,773	89,519
Software	7,918	13,917
Total fixed assets	166,641	166,344
Accumulated depreciation and amortization	(89,312)	(106,944)
Fixed assets, net of accumulated depreciation and amortization	$77,329	$59,400

For the years ended December 31, 2025, 2024 and 2023, depreciation and amortization of furniture and equipment, leasehold improvements and software totaled $17.4 million, $16.8 million and $17.9 million, respectively, and are included in occupancy and equipment expense on the consolidated statements of operations.

Piper Sandler Companies | 84

Piper Sandler Companies
Notes to the Consolidated Financial Statements
NOTE 11 | GOODWILL AND INTANGIBLE ASSETS

(Amounts in thousands)
Goodwill
Balance at December 31, 2023	$301,760
Goodwill acquired	10,264
Balance at December 31, 2024	$312,024
Goodwill acquired	7,234
Balance at December 31, 2025	$319,258

Intangible assets
Balance at December 31, 2023	$116,197
Intangible assets acquired	1,595
Amortization of intangible assets	(10,288)
Balance at December 31, 2024	$107,504
Intangible assets acquired	2,093
Amortization of intangible assets	(9,999)
Balance at December 31, 2025	$99,598

As discussed in Note 4, the addition of goodwill and intangible assets during the year ended December 31, 2025 related to the acquisition of G Squared. Management identified $2.2 million of customer relationship intangible assets, which are being amortized over a weighted average life of 0.6 years. The addition of goodwill and intangible assets during the year ended December 31, 2024 related to the acquisition of Aviditi Advisors. Management identified $1.5 million of customer relationship intangible assets, which were amortized over a weighted average life of 0.8 years.

At December 31, 2025, intangible assets with determinable lives consisted of customer relationships. The following table summarizes the future aggregate amortization expense of the Company's intangible assets with determinable lives:

(Amounts in thousands)
2026	$7,986
2027	3,480
2028	2,191
2029	541
Total	$14,198

Indefinite-lived intangible assets of $85.4 million consist of a trade name, which is not subject to amortization.

The Company performed its annual impairment testing as of October 31, which resulted in no impairment related to goodwill or indefinite-lived intangible assets in 2025, 2024 and 2023.

Piper Sandler Companies | 85

Piper Sandler Companies
Notes to the Consolidated Financial Statements
NOTE 12 | OTHER ASSETS

	December 31,	December 31,
(Amounts in thousands)	2025	2024
Installment fee receivables	$39,736	$43,993
Fee receivables	48,129	53,189
Forgivable employee loans	60,437	45,526
Prepaid expenses	27,657	26,478
Other	12,559	14,606
Total other assets	$188,518	$183,792

The Company's installment fee receivables and forgivable employee loans are carried at amortized cost, which approximates fair value, and would be categorized as Level II assets in the fair value hierarchy if they were carried at fair value.

The allowance for credit losses was immaterial at December 31, 2025 and 2024.

NOTE 13 | SHORT-TERM FINANCING
Unsecured Revolving Credit Facility
The Company has an unsecured $120 million revolving credit facility with U.S. Bank N.A. The credit agreement will terminate on December 20, 2028, unless otherwise terminated. The interest rate is variable and based on either the federal funds rate or prime rate plus an applicable margin. This credit facility includes customary events of default and covenants that, among other things, require the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital of $120 million, limit the Company's leverage ratio, require maintenance of a minimum ratio of operating cash flow to fixed charges, and impose certain limitations on the Company's ability to make acquisitions and make payments on its capital stock. At December 31, 2025, there were $10.0 million of advances against this credit facility, with a weighted average interest rate of 5.64 percent. At December 31, 2024, there were $10.0 million of advances against this credit facility, with a weighted average interest rate of 6.33 percent.

Secured Revolving Credit Facility
The Company has a $30 million revolving credit facility with Huntington Bancshares Incorporated, formerly Cadence Bank. Advances under this facility are secured by certain installment fee receivables. The credit agreement will terminate on August 23, 2027, unless otherwise terminated. The interest rate is variable and based on either the federal funds rate, prime rate, or SOFR plus an applicable margin. This credit facility includes customary events of default and covenants that, among other things, require the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital of $120 million, limit the Company's leverage ratio, require maintenance of a minimum fixed charge coverage ratio, and impose certain limitations on the Company's ability to make acquisitions and make payments on its capital stock. At December 31, 2025, there were $5.0 million of advances against this credit facility, with a weighted average interest rate of 5.69 percent. At December 31, 2024, the Company had no advances against this credit facility.

Short-Term Financing Arrangement Assumed in Acquisition of Aviditi Advisors
In 2024, the Company assumed $17.3 million of short-term financing in conjunction with its acquisition of Aviditi Advisors, as discussed in Note 4. The outstanding balance was immediately repaid in full on August 23, 2024 and the financing arrangement was subsequently terminated.
Piper Sandler Companies | 86

Piper Sandler Companies
Notes to the Consolidated Financial Statements
NOTE 14 | LEASES
The Company leases office space throughout the U.S. and in a limited number of foreign countries where its international operations reside. Aggregate minimum lease payments on an undiscounted basis for the Company's operating leases and a reconciliation to accrued lease liabilities included on the consolidated statements of financial condition as of December 31, 2025 were as follows:

(Amounts in thousands)
2026	$26,835
2027	24,937
2028	16,876
2029	15,177
2030	13,015
Thereafter	56,254
Total operating lease payments	153,094
Less: Tenant improvement allowances	(1,427)
Less: Present value discount	(50,316)
Total accrued lease liabilities	$101,351

The following table summarizes the Company's operating lease costs:

	Year Ended December 31,
(Amounts in millions)	2025	2024	2023
Operating lease costs	$24.5	$22.6	$21.9

Other information related to the Company's operating leases is as follows:

	Year Ended December 31,
(Amounts in millions)	2025	2024
Cash paid for lease liabilities	$27.4	$25.9
ROU lease assets obtained in exchange for lease liabilities (i.e., new leases and amendments commenced during the period)	36.3	19.1

	December 31,	December 31,
	2025	2024
Weighted average remaining lease term (in years)	7.9	5.3
Weighted average discount rate	5.9%	5.0%

In July 2025, the Company entered into a lease agreement for its office space in New York City, New York. As the Company anticipates taking possession of the space in 2026, no ROU lease asset or accrued lease liability is recorded in the consolidated statements of financial condition as of December 31, 2025. The Company's contractual rent commitment over the 15-year lease term is $163.4 million.

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

If during any period a potential adverse contingency becomes probable or is resolved for an amount in excess of the established accrual, the results of operations and cash flows in that period and the financial condition as of the end of that period could be materially adversely affected. In addition, there can be no assurance that material losses will not be incurred from claims that have not yet been brought to the Company's attention or are not yet determined to be reasonably possible. Reasonably possible losses in excess of amounts accrued at December 31, 2025 are not material.

In 2024, the Company settled investigations by the Securities and Exchange Commission ("SEC") and the Commodity Futures Trading Commission (the "CFTC") regarding compliance with recordkeeping requirements for business-related communications sent over unapproved electronic messaging channels. The settlement with the SEC included a civil penalty of $14.0 million and the settlement with the CFTC included a civil penalty of $2.0 million. The Company recorded a $4.0 million reversal of other operating expenses for the year ended December 31, 2024, and $20.0 million in other operating expenses for the year ended December 31, 2023 related to these investigations.

Litigation-related accrual activity included $0.8 million in other operating expenses for the year ended December 31, 2025, a $2.2 million reversal of other operating expenses for the year ended December 31, 2024 and $20.2 million in other operating expenses for the year ended December 31, 2023.

Investment Commitments
As of December 31, 2025, the Company had commitments to invest $30.9 million in limited partnerships or limited liability companies that make direct or indirect equity or debt investments in companies.

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

In 2025, the Company declared and paid quarterly cash dividends on its common stock, aggregating $2.70 per share, and a special cash dividend on its common stock related to fiscal year 2024 results of $3.00 per share. Total dividends paid, including accrued forfeitable dividends paid on restricted stock vestings, were $114.1 million for the year ended December 31, 2025.

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

On February 6, 2026, the board of directors declared both a quarterly and a special cash dividend on its common stock of $0.70 and $5.00 per share, respectively, to be paid on March 13, 2026, to shareholders of record as of the close of business on March 3, 2026. The special cash dividend relates to the Company's fiscal year 2025 results.

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

The following table summarizes the repurchase programs authorized by the Company's board of directors:

Effective Date	Authorized Amount	Expiration Date	Remaining Authorization at December 31, 2025
February 5, 2025	$150.0 million	December 31, 2026	$121.6 million
May 6, 2022	$150.0 million	December 31, 2024	$—
January 1, 2022	$150.0 million	December 31, 2023	$—

Piper Sandler Companies | 89

Piper Sandler Companies
Notes to the Consolidated Financial Statements
The following table summarizes the Company's share repurchase activity:

	Year Ended December 31,
	2025	2024	2023
Shares repurchased pursuant to repurchase authorizations
Common shares repurchased	101,903	—	—
Aggregate purchase price (in millions)	$28.4	$—	$—
Average price per share	$279.05	$—	$—

Shares repurchased from employees related to employment tax obligations
Common shares repurchased	318,801	346,972	494,555
Aggregate purchase price (in millions)	$96.6	$66.4	$70.7
Average price per share	$303.03	$191.44	$142.92

Issuance of Shares
The Company issues common shares out of treasury stock as a result of employee restricted share vesting and exercise transactions as discussed in Note 18. During the years ended December 31, 2025, 2024 and 2023, the Company issued 1,174,914 shares, 1,232,008 shares and 2,013,046 shares, respectively, related to these obligations. During the year ended December 31, 2024, the Company also issued 21,835 common shares out of treasury stock for equity consideration related to the acquisition of Aviditi Advisors, as discussed in Note 4.

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

The CODM evaluates the performance and allocates resources of the reportable segment based on net income attributable to Piper Sandler Companies as reported on the consolidated statements of operations. For the years ended December 31, 2025, 2024 and 2023, net income attributable to Piper Sandler Companies was $281.3 million, $181.1 million and $85.5 million, respectively. The significant expense categories of the reportable segment are consistent with the presentation of non-interest expenses on the consolidated statements of operations. The measure of reportable segment assets is reported on the consolidated statements of financial condition as total assets. At December 31, 2025 and 2024, total assets were $2.59 billion and $2.26 billion, respectively.

The components of net revenues are as follows:

	Year Ended December 31,
(Amounts in thousands)	2025	2024	2023
Revenues
Revenues from contracts with customers:
Investment banking:
Advisory services	$1,037,959	$808,746	$709,316
Corporate financing	217,156	173,876	131,077
Municipal financing	145,751	122,513	83,419
Total investment banking	1,400,866	1,105,135	923,812

Institutional brokerage:
Equity brokerage	230,273	215,275	209,512
Fixed income services	202,925	186,167	168,027
Total institutional brokerage	433,198	401,442	377,539

Total revenues from contracts with customers	1,834,064	1,506,577	1,301,351

Interest income	36,904	32,908	26,723
Investment income/(loss)	33,249	(7,890)	30,039
Total revenues	1,904,217	1,531,595	1,358,113
Interest expense	4,841	5,681	10,146
Net revenues	$1,899,376	$1,525,914	$1,347,967

Piper Sandler Companies | 91

Piper Sandler Companies
Notes to the Consolidated Financial Statements
NOTE 18 | COMPENSATION PLANS
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

The following table provides a summary of the Company's outstanding equity awards (in shares or units, as applicable) as of December 31, 2025:

Restricted stock
Restricted stock related to compensation plans:
Annual grants	395,782
Sign-on grants	93,064
Inducement grants	9,234
2022 Inducement Plan grants	63,305
2024 Inducement Plan grants	34,746
Total restricted stock related to compensation plans	596,131

Restricted stock related to acquisitions (1)	266,505
Total restricted stock	862,636

Restricted stock units	113,685

Stock options	105,767
(1)Includes restricted stock with service conditions issued in conjunction with certain acquisitions.

Incentive Plan
The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company's employees and directors for up to 10.9 million shares of common stock (1.8 million shares remained available for future issuance under the Incentive Plan as of December 31, 2025). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant's death, and at the discretion of the compensation committee of the Company's board of directors.

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

Piper Sandler Companies | 92

Piper Sandler Companies
Notes to the Consolidated Financial Statements
The Company's Annual Grants are made each year in February. Annual Grants vest ratably over three or four years in equal installments. Substantially all Annual Grants provide for continued vesting after termination of employment, so long as the employee does not violate certain post-termination restrictions set forth in the award agreement or any agreements entered into upon termination. The Company determined the service inception date precedes the grant date for these Annual Grants, and that the post-termination restrictions do not meet the criteria for an in-substance service condition, as defined by ASC 718. Accordingly, restricted stock granted as part of these Annual Grants is expensed in the one-year period in which those awards are deemed to be earned, which is generally the calendar year preceding the February grant date. For example, the Company recognized compensation expense during fiscal year 2025 for its February 2026 Annual Grant. If an equity award related to these Annual Grants is forfeited as a result of violating the post-termination restrictions, the lower of the fair value of the award at grant date or the fair value of the award at the date of forfeiture is recorded within the consolidated statements of operations as a reversal of compensation expense.

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

Piper Sandler Companies | 93

Piper Sandler Companies
Notes to the Consolidated Financial Statements
The fair value of the performance condition portion of the award was based on the closing price of the Company's common stock on the grant date. If the Company determines that it is probable that the performance condition will be achieved, compensation expense is amortized on a straight-line basis over the 36-month performance period. The Company reevaluates achievement of the performance condition by grant year each reporting period with changes in estimated outcomes accounted for using a cumulative effect adjustment to compensation expense. Compensation expense will be recognized only if the performance condition is met. Employees forfeit unvested restricted stock units upon termination of employment with a corresponding reversal of compensation expense. As of December 31, 2025, the expected payout leverage for the performance condition portion of the award by grant year is as follows:

Expected Payout
Grant Year	Leverage
2025	75%
2024	75%
2023	63%

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

The Company established the 2020 Employment Inducement Award Plan (the "2020 Inducement Plan") in conjunction with its acquisition of SOP Holdings, LLC and its subsidiaries, including Sandler O'Neill & Partners, L.P. On January 3, 2020, the Company granted $96.9 million (1,217,423 shares) in restricted stock. These restricted shares had both cliff and graded vesting terms with vesting periods of 18 months, three years or five years (with a weighted average service period of 3.7 years). On April 3, 2020, the Company granted $5.5 million (114,000 shares) in restricted stock under the 2020 Inducement Plan in conjunction with its acquisition of The Valence Group ("Valence"). These restricted shares were subject to graded vesting through April 3, 2025. On December 31, 2020, the Company granted $2.9 million (29,194 shares) in restricted stock under the 2020 Inducement Plan in conjunction with its acquisition of TRS Advisors LLC ("TRS"). These restricted shares were subject to ratable vesting through December 31, 2023. The Company terminated the 2020 Inducement Plan in April 2025.

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

Piper Sandler Companies | 95

Piper Sandler Companies
Notes to the Consolidated Financial Statements
Stock-Based Compensation Activity
The following table summarizes the Company's stock-based compensation activity:

	Year Ended December 31,
(Amounts in millions)	2025	2024	2023
Stock-based compensation expense	$121.8	$101.9	$92.3
Forfeitures	1.8	2.6	1.9
Tax benefit related to stock-based compensation expense	23.5	16.4	17.9

The following table summarizes the changes in the Company's unvested restricted stock:

	Unvested	Weighted Average
	Restricted Stock	Grant Date
	(in Shares)	Fair Value
December 31, 2022	4,219,826	$92.43
Granted	336,093	153.89
Vested	(1,932,950)	85.62
Canceled	(29,047)	144.34
December 31, 2023	2,593,922	$104.89
Granted	311,014	217.55
Vested	(1,128,342)	99.15
Canceled	(36,466)	139.97
December 31, 2024	1,740,128	$128.01
Granted	194,572	310.86
Vested	(1,059,929)	109.51
Canceled	(12,135)	213.25
December 31, 2025	862,636	$190.79

The fair value of restricted stock that vested during the years ended December 31, 2025, 2024 and 2023 was $116.1 million, $111.9 million and $165.5 million, respectively.

Piper Sandler Companies | 96

Piper Sandler Companies
Notes to the Consolidated Financial Statements
The following table summarizes the changes in the Company's unvested restricted stock units:

	Unvested	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
December 31, 2022	188,328	$115.16
Granted	48,931	177.75
Vested	(56,066)	86.01
Canceled	—	—
December 31, 2023	181,193	$141.08
Granted	33,694	199.39
Vested	(62,569)	103.69
Canceled	—	—
December 31, 2024	152,318	$169.34
Granted	31,060	298.65
Vested	(69,693)	148.90
Canceled	—	—
December 31, 2025	113,685	$217.19
As of December 31, 2025, there was $55.4 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 2.6 years.

The following table summarizes the changes in the Company's outstanding stock options:

			Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
December 31, 2022	81,667	$99.00	5.1	$2,547,194
Granted	75,000	170.76
Exercised	—	—
Canceled	—	—
Expired	—	—
December 31, 2023	156,667	$133.35	6.5	$6,504,325
Granted	—	—
Exercised	(8,000)	99.00		1,334,949
Canceled	—	—
Expired	—	—
December 31, 2024	148,667	$135.20	5.7	$24,492,634
Granted	—	—
Exercised	(42,900)	99.00		9,341,557
Canceled	—	—
Expired	—	—
December 31, 2025	105,767	$149.89	5.7	$20,077,175

Options exercisable at:
December 31, 2023	81,667	$99.00	4.1	$6,196,075
December 31, 2024	73,667	$99.00	3.1	$14,803,384
December 31, 2025	30,767	$99.00	2.1	$7,405,925

Piper Sandler Companies | 97

Piper Sandler Companies
Notes to the Consolidated Financial Statements
As of December 31, 2025, there was $1.5 million of unrecognized compensation cost related to stock options expected to be recognized over a weighted average period of 2.1 years. There was no tax benefit recorded as a result of stock option exercises for the years ended December 31, 2025 and 2024.

The Company has a policy of issuing shares out of treasury (to the extent available) to satisfy share option exercises and restricted stock vesting. The Company expects to withhold approximately 0.1 million shares from employee equity awards vesting in 2026, related to employee individual income tax withholding obligations on restricted stock vesting. For accounting purposes, withholding shares to cover employees' tax obligations is deemed to be a repurchase of shares by the Company.

Deferred Compensation Plans
The Company maintains various deferred compensation arrangements for employees as described below.

Mutual Fund Restricted Share Investment Plan
The Mutual Fund Restricted Share ("MFRS") Investment Plan is a fully funded deferred compensation plan which allows eligible employees to receive a portion of their incentive compensation or retention awards in restricted mutual fund shares of investment funds. Compensation expense for MFRS awards is recognized over the period in which the award is deemed to be earned, as discussed below. Forfeitures of MFRS awards are recorded as a reduction of compensation and benefits expense within the consolidated statements of operations. The Company recorded compensation expense of $153.1 million, $82.3 million and $75.4 million for the years ended December 31, 2025, 2024 and 2023, respectively, related to MFRS awards, less forfeitures. Forfeitures were $4.6 million, $4.4 million and $1.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Nonqualified Deferred Compensation Plan
The nonqualified deferred compensation plan is an unfunded plan which allows certain highly compensated employees, at their election, to defer a portion of their compensation. This plan was closed to future deferral elections by participants for performance periods beginning after December 31, 2017. The amounts deferred under this plan are held in a grantor trust. The Company invests, as a principal, in investments to economically hedge its obligation under the nonqualified deferred compensation plan. The investments in the grantor trust consist of mutual funds which are categorized as Level I in the fair value hierarchy. These investments totaled $19.3 million and $22.0 million as of December 31, 2025 and 2024, respectively, and are included in investments on the consolidated statements of financial condition. A corresponding deferred compensation liability is included in accrued compensation on the consolidated statements of financial condition. The compensation deferred by the employees was expensed in the period earned. Changes in the fair value of the investments made by the Company are reported in investment income/(loss) and changes in the corresponding deferred compensation liability are reflected as compensation and benefits expense on the consolidated statements of operations.

Piper Sandler Companies | 98

Piper Sandler Companies
Notes to the Consolidated Financial Statements
Acquisition-Related Compensation Arrangements
In conjunction with the 2025 acquisition of G Squared and the 2024 acquisition of Aviditi Advisors, additional cash may be earned if certain net revenue targets are achieved. See Note 4 for additional information.

In conjunction with the 2022 acquisition of DBO Partners, additional cash of up to $25.0 million was available to be earned (the "DBO Earnout") if a net revenue target was achieved during the performance period from January 1, 2023 to December 31, 2024. As of December 31, 2024, the DBO Earnout was not earned and therefore the Company had no accrual recorded related to this additional cash payment. For the year ended December 31, 2023, the Company recorded a $1.7 million reversal of other operating expenses related to the additional cash payment with no service requirements.

In conjunction with the 2022 acquisition of Cornerstone Macro, additional cash of up to $27.8 million was available to be earned based on achieving a net revenue target during the performance period from July 1, 2022 to December 31, 2023. Of the total amount, up to $6.0 million was available to be earned by Cornerstone Macro's equity owners with no service requirements. The Company paid the maximum amount of $6.0 million related to this additional cash payment in 2024. The remaining amount may be earned by the equity owners, whom are now employees of the Company, and certain employees in exchange for service requirements. The Company expects $5.2 million will be earned related to these additional cash payments, of which $2.6 million was paid in the second quarter of 2025. The Company expects the remaining $2.6 million will be paid by June 30, 2026 and has accrued $1.8 million related to this additional cash payment. Amounts estimated to be payable will be recorded as compensation expense on the consolidated statements of operations over the requisite service period. The Company recorded $1.0 million and $1.9 million in compensation expense related to these additional cash payments for the years ended December 31, 2025 and 2024, respectively and was immaterial for the year ended December 31, 2023.

In conjunction with the 2020 acquisition of TRS, additional cash was available to be earned by certain employees if a revenue threshold was exceeded during the three-year post-acquisition period (the "TRS Earnout"). The Company paid the maximum amount of $7.0 million related to the TRS Earnout in 2024. Amounts payable were recorded as compensation expense on the consolidated statements of operations over the requisite service period. The Company recorded $0.5 million and $2.2 million in compensation expense related to the TRS Earnout for the years ended December 31, 2024 and 2023, respectively.

In conjunction with the 2020 acquisition of Valence, additional cash was available to be earned by certain employees if a revenue threshold was exceeded during the three-year post-acquisition period (the "Valence Earnout"). The Company paid $10.0 million related to the Valence Earnout in 2023. Amounts payable were recorded as compensation expense on the consolidated statements of operations over the requisite service period. The Company recorded $2.2 million in compensation expense related to the Valence Earnout for the year ended December 31, 2023.

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

Piper Sandler Companies | 99

Piper Sandler Companies
Notes to the Consolidated Financial Statements
NOTE 19 | EMPLOYEE BENEFIT PLANS
The Company has various employee benefit plans, and substantially all employees are covered by at least one plan. The plans include health and welfare plans and a tax-qualified retirement plan (the "Retirement Plan"). During the years ended December 31, 2025, 2024 and 2023, the Company incurred employee benefits expenses of $41.4 million, $36.9 million and $35.9 million, respectively.

Health and Welfare Plans
Company employees who meet certain work schedule and service requirements are eligible to participate in the Company's health and welfare plans. The Company subsidizes the cost of coverage for employees. The health plans contain cost-sharing features such as deductibles and coinsurance.

The Company is self-insured for losses related to health claims, although it obtains third-party stop loss insurance coverage on an individual plan basis. Self-insured liabilities are based on a number of factors, including historical claims experience, an estimate of claims incurred but not reported and valuations provided by third-party actuaries. For the years ended December 31, 2025, 2024 and 2023, the Company recognized expense of $24.3 million, $21.3 million and $20.9 million, respectively, in compensation and benefits expense on the consolidated statements of operations related to its health plans.

Retirement Plan
The Retirement Plan is a defined contribution retirement savings plan. The defined contribution retirement savings plan allows qualified employees, at their option, to make contributions through salary deductions under Section 401(k) of the Internal Revenue Code. Employee contributions are 100 percent matched by the Company to a maximum of six percent of recognized compensation up to the social security taxable wage base. The Retirement Plan also provides for a discretionary profit sharing contribution by the Company. Payment and amount of the profit sharing contribution are determined annually on a discretionary basis. For the years ended December 31, 2025, 2024 and 2023, the Company did not make a profit sharing contribution. Although the Company's matching and profit sharing contributions vest immediately, a participant must be employed on December 31 to receive that year's employer contributions.

NOTE 20 | RESTRUCTURING AND INTEGRATION COSTS

	Year Ended December 31,
(Amounts in thousands)	2025	2024	2023
Restructuring and integration costs
Restructuring costs:
Severance, benefits and outplacement	$2,773	$(297)	$6,658
Vacated leased office space	1,802	255	896
Contract termination	79	—	109
Total restructuring costs	4,654	(42)	7,663

Integration costs	1,490	2,628	86
Total restructuring and integration costs	$6,144	$2,586	$7,749

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

The disclosure requirements of ASU 2023-09 have been disclosed on a prospective basis for fiscal year 2025. See Note 3 for additional details on the Company's adoption of this guidance.

The components of income before income tax expense by jurisdiction, in accordance with the updated disclosure requirements of ASU 2023-09, are as follows:

Year Ended
December 31,
(Amounts in thousands)	2025
Domestic	$347,539
Foreign	27,008
Total income before income tax expense	$374,547

The components of income tax expense are as follows:

	Year Ended December 31,
(Amounts in thousands)	2025	2024	2023
Current
Federal	$49,167	$30,429	$3,988
State	19,695	10,679	5,292
Foreign	6,261	2,747	684
Total current	75,123	43,855	9,964

Deferred
Federal	5,028	10,329	11,856
State	576	5,913	1,546
Foreign	(145)	875	247
Total deferred	5,459	17,117	13,649

Total income tax expense	$80,582	$60,972	$23,613

Piper Sandler Companies | 101

Piper Sandler Companies
Notes to the Consolidated Financial Statements
A reconciliation of federal income taxes at statutory rate to the Company's effective tax rate for the year ended December 31, 2025, in accordance with the updated disclosure requirements of ASU 2023-09, is as follows:

	Year Ended December 31,
	2025
(Amounts in thousands, except percentages)	Amount	Percent
Federal income tax expense at statutory rate	$78,655	21.0%
Increase/(decrease) in taxes resulting from:
State and local income taxes, net of federal tax benefit (1)	21,328	5.7
Foreign tax effects	444	0.1
Non-taxable or non-deductible items:
Non-deductible compensation	11,809	3.2
Vestings of stock awards	(28,142)	(7.5)
Tax-exempt interest income	(1,603)	(0.4)
(Income)/loss attributable to noncontrolling interests	(2,653)	(0.7)
Other non-taxable or non-deductible items	2,505	0.7
Total non-taxable or non-deductible items	(18,084)	(4.8)
Other, net	(1,761)	(0.5)
Total income tax expense and effective tax rate	$80,582	21.5%
(1)For the year ended December 31, 2025, state and local income taxes in New York, California, and New York City made up the majority (greater than 50 percent) of the tax effect in this category.

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the reconciliation of federal income taxes at statutory rate to the Company's effective tax rate is as follows:

	Year Ended December 31,
(Amounts in thousands)	2024	2023
Federal income tax expense at statutory rate	$45,867	$25,743
Increase/(decrease) in taxes resulting from:
State and local income taxes, net of federal tax benefit	13,433	7,994
Tax-exempt interest income	(1,332)	(1,613)
Foreign jurisdictions tax rate differential	1,076	993
Non-deductible compensation	8,362	3,645
Change in valuation allowance	—	(159)
Vestings of stock awards	(13,146)	(13,714)
(Income)/loss attributable to noncontrolling interests	4,972	(2,831)
Other, net	1,740	3,555
Total income tax expense	$60,972	$23,613

In accordance with ASC 740, U.S. income taxes are not provided on undistributed earnings of international subsidiaries that are permanently reinvested. As of December 31, 2025, no deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of the Company's foreign earnings to the U.S.

Piper Sandler Companies | 102

Piper Sandler Companies
Notes to the Consolidated Financial Statements
Deferred income tax assets and liabilities reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for the same items for income tax reporting purposes. The net deferred income tax assets consisted of the following items:

	December 31,	December 31,
(Amounts in thousands)	2025	2024
Deferred tax assets
Deferred compensation	$127,015	$119,916
Accrued lease liabilities	24,454	20,588
Goodwill tax basis in excess of book basis	28,877	36,415
Net operating loss carryforwards	—	536
Liabilities/accruals not currently deductible	1,246	2,949
Other	7,049	5,252
Total deferred tax assets	188,641	185,656

Deferred tax liabilities
Right-of-use lease assets	15,283	15,564
Unrealized gains on firm investments	3,928	1,388
Fixed assets	12,691	6,545
Other	615	576
Total deferred tax liabilities	32,517	24,073

Net deferred tax assets	$156,124	$161,583

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

The Company accounts for unrecognized tax benefits in accordance with the provisions of ASC 740, which requires tax reserves to be recorded for uncertain tax positions on the consolidated statements of financial condition. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Amounts in thousands)
Balance at December 31, 2022	$2,151
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(42)
Settlements	(305)
Balance at December 31, 2023	$1,804
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	113
Reductions for tax positions of prior years	—
Settlements	—
Balance at December 31, 2024	$1,917
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	283
Reductions for tax positions of prior years	—
Settlements	—
Balance at December 31, 2025	$2,200

Piper Sandler Companies | 103

Piper Sandler Companies
Notes to the Consolidated Financial Statements
As of December 31, 2025 and 2024, $2.2 million and $1.9 million, respectively, of the Company's unrecognized tax benefits included above would impact the annual effective rate, if recognized.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. The Company had $0.6 million, $0.5 million and $0.4 million accrued related to the payment of interest and penalties at December 31, 2025, 2024 and 2023, respectively. The Company or one of its subsidiaries files income tax returns with the various states and foreign jurisdictions in which the Company operates. The Company is not subject to examination by U.S. federal tax authorities for years before 2022 and is not subject to examination by state and local or non-U.S. tax authorities for taxable years before 2018.

The components of income taxes paid, in accordance with the updated disclosure requirements of ASU 2023-09, are as follows:

Year Ended
December 31,
(Amounts in thousands)	2025
Federal	$32,800
State	5,848
Foreign
United Kingdom	2,388
Other	59
Total foreign	2,447

Total income taxes paid	$41,095

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, income taxes paid were $10.9 million and $19.4 million, respectively.
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

The computation of EPS is as follows:

	Year Ended December 31,
(Amounts in thousands, except per share data)	2025	2024	2023
Net income attributable to Piper Sandler Companies	$281,331	$181,114	$85,491

Shares for basic and diluted calculations
Average shares used in basic computation	16,658	15,838	14,958
Stock options	60	55	25
Restricted stock units	153	184	163
Restricted shares	914	1,617	2,079
Average shares used in diluted computation	17,785	17,695	17,224

Earnings per common share
Basic	$16.89	$11.44	$5.72
Diluted	$15.82	$10.24	$4.96

The anti-dilutive effects from stock options and restricted shares were immaterial for the years ended December 31, 2025, 2024 and 2023.

Common Stock Split
As discussed in Note 1, on February 6, 2026, the Company's board of directors approved a four-for-one forward split of its common stock, which will be effected through the filing of an amendment to the Company's amended and restated certificate of incorporation on March 23, 2026. The unaudited proforma computation of EPS on a post-split basis is as follows:

	Year Ended December 31,
(Amounts in thousands, except per share data)	2025	2024	2023
Net income attributable to Piper Sandler Companies, as reported	$281,331	$181,114	$85,491

Proforma shares for basic and diluted calculations
Proforma average shares used in basic computation	66,632	63,354	59,830
Proforma stock options	239	221	99
Proforma restricted stock units	614	736	651
Proforma restricted shares	3,655	6,469	8,316
Proforma average shares used in diluted computation	71,140	70,780	68,896

Proforma earnings per common share
Proforma basic	$4.22	$2.86	$1.43
Proforma diluted	$3.95	$2.56	$1.24

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

At December 31, 2025, net capital calculated under the SEC rule was $288.5 million, and exceeded the minimum net capital required under the SEC rule by $287.5 million.

The Company's unsecured revolving credit facility and secured revolving credit facility include covenants requiring Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million. The Company's fully disclosed clearing agreement with Pershing includes a covenant requiring Piper Sandler & Co. to maintain excess net capital of $120 million.

Piper Sandler Ltd., a broker dealer subsidiary registered in the U.K., is subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority. As of December 31, 2025, Piper Sandler Ltd. was in compliance with the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority.

Aviditi Capital Advisors Europe GmbH, a European subsidiary, is authorized and regulated by the Federal Financial Supervisory Authority ("BaFin") as a tied agent of AHP Capital Management GmbH, a third-party financial institution.

Piper Sandler MENA Ltd, an Abu Dhabi Global Market ("ADGM") subsidiary, is authorized and regulated by the ADGM Financial Services Regulatory Authority.

NOTE 24 | PARENT COMPANY ONLY
Condensed Statements of Financial Condition

	December 31,	December 31,
(Amounts in thousands)	2025	2024
Assets
Cash and cash equivalents	$2	$1
Investment in and advances to subsidiaries	1,398,188	1,218,689
Other assets	74,386	73,389
Total assets	$1,472,576	$1,292,079

Liabilities and Shareholders' Equity
Short-term financing	$15,000	$10,000
Accrued compensation	82,235	51,180
Other liabilities and accrued expenses	4,334	3,069
Total liabilities	101,569	64,249

Shareholders' equity	1,371,007	1,227,830

Total liabilities and shareholders' equity	$1,472,576	$1,292,079

Piper Sandler Companies | 106

Piper Sandler Companies
Notes to the Consolidated Financial Statements
Condensed Statements of Operations

	Year Ended December 31,
(Amounts in thousands)	2025	2024	2023
Revenues
Dividends from subsidiaries	$207,000	$149,725	$118,934
Interest income	6,227	2,988	917
Investment income	4,978	3,263	1,823
Total revenues	218,205	155,976	121,674
Interest expense	1,383	958	6,083
Net revenues	216,822	155,018	115,591
Total non-interest expenses	7,411	6,401	6,319
Income before income tax expense and equity in income of subsidiaries	209,411	148,617	109,272
Income tax expense	55,494	38,641	28,957
Income of parent company	153,917	109,976	80,315
Equity in undistributed income of subsidiaries	127,414	71,138	5,176
Net income attributable to Piper Sandler Companies	$281,331	$181,114	$85,491

Condensed Statements of Cash Flows

	Year Ended December 31,
(Amounts in thousands)	2025	2024	2023
Operating Activities
Net income	$281,331	$181,114	$85,491
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	1,318	1,080	1,168
Equity in undistributed income of subsidiaries	(127,414)	(71,138)	(5,176)
Net cash provided by operating activities	155,235	111,056	81,483

Financing Activities
Net change in short-term financing	5,000	(20,000)	30,000
Repayment of long-term financing	—	—	(125,000)
Advances from subsidiaries	74,708	48,205	168,541
Payment of cash dividends	(114,146)	(73,726)	(84,444)
Repurchase of common stock	(125,043)	(66,426)	(70,680)
Proceeds from stock option exercises	4,247	792	—
Net cash used in financing activities	(155,234)	(111,155)	(81,583)

Net change in cash and cash equivalents	1	(99)	(100)

Cash and cash equivalents at beginning of year	1	100	200
Cash and cash equivalents at end of year	$2	$1	$100

Piper Sandler Companies | 107

Piper Sandler Companies
Supplementary Data — Quarterly Information (Unaudited)

	2025 Fiscal Quarter
(Amounts in thousands, except per share data)	First	Second	Third	Fourth
Total revenues	$358,554	$398,577	$480,094	$666,992
Interest expense	1,282	1,799	818	942
Net revenues	357,272	396,778	479,276	666,050
Total non-interest expenses	327,839	347,854	371,849	477,287
Income before income tax expense/(benefit)	29,433	48,924	107,427	188,763
Income tax expense/(benefit)	(7,335)	17,169	24,949	45,799
Net income	36,768	31,755	82,478	142,964
Net income/(loss) attributable to noncontrolling interests	(28,147)	(10,427)	22,212	28,996
Net income attributable to Piper Sandler Companies	$64,915	$42,182	$60,266	$113,968

Earnings per common share
Basic	$3.96	$2.53	$3.61	$6.77
Diluted	$3.65	$2.38	$3.38	$6.40

Dividends declared per common share	$3.65	$0.65	$0.70	$0.70

Weighted average number of common shares outstanding
Basic	16,378	16,703	16,716	16,829
Diluted	17,788	17,726	17,808	17,813

	2024 Fiscal Quarter
(Amounts in thousands, except per share data)	First	Second	Third	Fourth
Total revenues	$344,439	$340,844	$360,928	$485,384
Interest expense	1,383	1,665	1,356	1,277
Net revenues	343,056	339,179	359,572	484,107
Total non-interest expenses	290,634	310,933	303,957	401,978
Income before income tax expense	52,422	28,246	55,615	82,129
Income tax expense	2,844	13,276	15,225	29,627
Net income	49,578	14,970	40,390	52,502
Net income/(loss) attributable to noncontrolling interests	7,085	(19,803)	5,601	(16,557)
Net income attributable to Piper Sandler Companies	$42,493	$34,773	$34,789	$69,059

Earnings per common share
Basic	$2.74	$2.19	$2.19	$4.30
Diluted	$2.43	$1.97	$1.96	$3.86

Dividends declared per common share	$1.60	$0.60	$0.65	$0.65

Weighted average number of common shares outstanding
Basic	15,499	15,879	15,921	16,052
Diluted	17,504	17,633	17,769	17,870

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

During the fourth quarter of our fiscal year ended December 31, 2025, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting and the attestation report of our independent registered public accounting firm on management's assessment of internal control over financial reporting are included in Part II, Item 8 of this Form 10-K entitled "Financial Statements and Supplementary Data" and are incorporated herein by reference.

Item 9B. Other Information.
During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Piper Sandler Companies | 109

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
The information regarding our executive officers included in Part I, Item 1 of this Form 10-K under the caption "Information About our Executive Officers" is incorporated herein by reference. The information in the definitive proxy statement for our 2026 annual meeting of shareholders to be held on May 20, 2026, under the captions "Proposal One — Election of Directors," "Information Regarding the Board of Directors and Corporate Governance — Committees of the Board — Audit Committee," "Information Regarding the Board of Directors and Corporate Governance — Codes of Ethics and Business Conduct," "Information Regarding the Board of Directors and Corporate Governance — Insider Trading Policies" and "Delinquent Section 16(a) Reports" is incorporated herein by reference.

Item 11. Executive Compensation.
The information in the definitive proxy statement for our 2026 annual meeting of shareholders to be held on May 20, 2026, under the captions "Executive Compensation," "Certain Relationships and Related Transactions — Compensation Committee Interlocks and Insider Participation," "Information Regarding the Board of Directors and Corporate Governance — Compensation Program for Non-Employee Directors" and "Information Regarding the Board of Directors and Corporate Governance — Non-Employee Director Compensation for 2025" is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information in the definitive proxy statement for our 2026 annual meeting of shareholders to be held on May 20, 2026, under the captions "Security Ownership — Beneficial Ownership of Directors, Nominees and Executive Officers," "Security Ownership — Beneficial Owners of More than Five Percent of Our Common Stock," "Executive Compensation — Outstanding Equity Awards at Fiscal Year-End" and "Executive Compensation — Equity Compensation Plan Information" is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information in the definitive proxy statement for our 2026 annual meeting of shareholders to be held on May 20, 2026, under the captions "Information Regarding the Board of Directors and Corporate Governance — Director Independence," "Certain Relationships and Related Transactions — Transactions with Related Persons" and "Certain Relationships and Related Transactions — Review and Approval of Transactions with Related Persons" is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
The information in the definitive proxy statement for our 2026 annual meeting of shareholders to be held on May 20, 2026, under the captions "Audit Committee Report and Payment of Fees to Our Independent Auditor — Auditor Fees" and "Audit Committee Report and Payment of Fees to Our Independent Auditor — Auditor Services Pre-Approval Policy" is incorporated herein by reference.

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

10.3
Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (as amended and restated May 17, 2023) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed May 18, 2023). †

10.4
Form of Performance Share Unit Agreement for 2023 Leadership Team Grants under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed February 24, 2023). †

10.5
Form of Performance Share Unit Agreement for 2024 Leadership Team Grants under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed February 26, 2024). †

10.6
Form of Performance Share Unit Agreement for 2025 Leadership Team Grants under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed February 27, 2025). †

10.7	Form of Performance Share Unit Agreement for 2026 Leadership Team Grants under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan. †*
Piper Sandler Companies | 111

Number	Description
10.8
Piper Sandler Companies Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective May 4, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed August 5, 2016). †

10.9	Summary of Non-Employee Director Compensation Program. †*
10.10	Form of Notice Period Agreement (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed March 1, 2007). †
10.11
Amended and Restated Credit Agreement, dated December 20, 2022, by and between Piper Sandler Companies and U.S. Bank National Association (as conformed through the Fifth Amendment to Amended and Restated Credit Agreement, dated December 19, 2025). *

10.12
Amended and Restated Loan Agreement, dated December 28, 2012, between Piper Sandler & Co. and U.S. Bank National Association (as conformed through the Tenth Amendment to Amended and Restated Loan Agreement, dated December 9, 2022) (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed February 24, 2023).

10.13
Eleventh Amendment to Amended and Restated Loan Agreement, dated December 8, 2023, by and between Piper Sandler & Co. and U.S. Bank National Association (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed February 26, 2024).

10.14
Credit Agreement, dated August 23, 2024, among Piper Sandler Companies and Cadence Bank (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2024, filed November 7, 2024).

10.15
Piper Sandler Companies Amended and Restated Mutual Fund Restricted Share Investment Plan, effective as of November 16, 2022 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed February 24, 2023). †

10.16
Form of Non-Qualified Stock Option Agreement for 2018 Promotional Grants under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed February 9, 2018). †

10.17
Form of Non-Qualified Stock Option Agreement for 2023 Special Grant under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed February 10, 2023). †

10.18
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for Employee Grants in 2023 (related to performance in 2022) under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed February 24, 2023). †

10.19
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for Employee Grants in 2024 (related to performance in 2023) under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed February 26, 2024). †

10.20
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for Employee Grants in 2025 (related to performance in 2024) under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed February 27, 2025). †

10.21
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for Employee Grants in 2026 (related to performance in 2025) under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan. †*

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

Piper Sandler Companies | 112

Number	Description
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

10.29	Piper Sandler Companies 2022 Employment Inducement Award Plan (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8, filed September 23, 2022). †
10.30	Piper Sandler Companies 2024 Employment Inducement Award Plan (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8, filed August 19, 2024). †
10.31
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

101
The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. *

104	The cover page from our Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL and included in Exhibit 101. *
#    The Company hereby agrees to furnish supplementally to the Commission upon request any omitted exhibit or schedule.
†    This exhibit is a management contract or compensatory plan or agreement.
*    Filed herewith.
**    This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Item 16. Form 10-K Summary.
None.
Piper Sandler Companies | 113

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2026.

PIPER SANDLER COMPANIES

By	/s/ Chad R. Abraham
Name	Chad R. Abraham
Its	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2026.

SIGNATURE	TITLE

/s/ Chad R. Abraham	Chairman and Chief Executive Officer
Chad R. Abraham	(Principal Executive Officer)

/s/ Katherine P. Clune	Chief Financial Officer
Katherine P. Clune	(Principal Financial and Accounting Officer)

/s/ Jonathan J. Doyle	Director
Jonathan J. Doyle

/s/ Stuart M. Essig	Director
Stuart M. Essig

/s/ Ann C. Gallo	Director
Ann C. Gallo

/s/ Victoria M. Holt	Director
Victoria M. Holt

/s/ Robbin Mitchell	Director
Robbin Mitchell

/s/ Thomas S. Schreier Jr.	Director
Thomas S. Schreier Jr.

/s/ Philip E. Soran	Director
Philip E. Soran

/s/ Brian R. Sterling	Director
Brian R. Sterling

/s/ Scott C. Taylor	Director
Scott C. Taylor

Piper Sandler Companies | 114