Form 10-Q
period 2026-03-31
PIPER SANDLER COMPANIES
filed 2026-05-07
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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
Yes  ☐ No  ☑
As of April 30, 2026, the registrant had 71,043,945 shares of Common Stock outstanding.

Part I.    Financial Information
Part II.    Other Information
Piper Sandler Companies | 2

Part I. Financial Information
Item 1. Financial Statements.

Piper Sandler Companies | 3

Piper Sandler Companies
Consolidated Statements of Financial Condition

	March 31,	December 31,
	2026	2025
(Amounts in thousands, except share data)	(Unaudited)
Assets
Cash and cash equivalents	$344,434	$809,415
Receivables from brokers, dealers and clearing organizations	111,197	53,612

Financial instruments and other inventory positions owned:
Financial instruments and other inventory positions owned	421,277	435,204
Financial instruments and other inventory positions owned and pledged as collateral	64,048	67,066
Total financial instruments and other inventory positions owned	485,325	502,270

Investments (including noncontrolling interests of $205,069 and $216,838, respectively)	311,082	322,518
Fixed assets (net of accumulated depreciation and amortization of $93,979 and $89,312, respectively)	74,641	77,329
Right-of-use lease assets	60,474	64,004
Goodwill	319,258	319,258
Intangible assets (net of accumulated amortization of $172,831 and $170,774, respectively)	98,682	99,598
Net deferred income tax assets	138,192	156,124
Other assets	186,778	188,518
Total assets	$2,130,063	$2,592,646

Liabilities and Shareholders' Equity
Short-term financing	$15,000	$15,000
Payables to brokers, dealers and clearing organizations	40,907	22,358
Financial instruments and other inventory positions sold, but not yet purchased	43,142	48,514
Accrued compensation	230,929	702,847
Accrued lease liabilities	97,222	101,351
Other liabilities and accrued expenses	145,004	119,783
Total liabilities	572,204	1,009,853

Shareholders' equity (1):
Common stock, $0.01 par value:
Shares authorized: 400,000,000;
Shares issued: 78,120,833 and 78,250,916, respectively;
Shares outstanding: 67,857,561 and 67,483,432, respectively	779	779
Additional paid-in capital	1,004,878	957,145
Retained earnings	680,540	728,931
Less: Common stock held in treasury, at cost: 10,263,272 shares and 10,767,484 shares, respectively	(346,119)	(318,581)
Accumulated other comprehensive income	1,758	2,733
Total common shareholders' equity	1,341,836	1,371,007
Noncontrolling interests	216,023	211,786
Total shareholders' equity	1,557,859	1,582,793

Total liabilities and shareholders' equity	$2,130,063	$2,592,646
(1)Common shares information and additional paid-in capital have been adjusted to reflect the four-for-one forward split of common stock, as discussed in Note 1.
See Notes to the Consolidated Financial Statements
Piper Sandler Companies | 4

Piper Sandler Companies
Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2026	2025
Revenues
Investment banking	$348,190	$276,264
Institutional brokerage	110,845	101,924
Interest income	11,646	9,963
Investment income/(loss)	4,464	(29,597)
Total revenues	475,145	358,554
Interest expense	736	1,282
Net revenues	474,409	357,272

Non-interest expenses
Compensation and benefits	296,057	248,457
Occupancy and equipment	18,065	18,227
Outside services	13,717	15,471
Communications	14,910	15,441
Marketing and business development	15,151	14,873
Trade execution and clearance	5,037	5,174
Intangible asset amortization	2,057	2,076
Other operating expenses	21,484	8,120
Total non-interest expenses	386,478	327,839

Income before income tax expense/(benefit)	87,931	29,433
Income tax expense/(benefit)	19,619	(7,335)
Net income	68,312	36,768
Net income/(loss) attributable to noncontrolling interests	3,070	(28,147)
Net income attributable to Piper Sandler Companies	$65,242	$64,915

Earnings per common share (1)
Basic	$0.96	$0.99
Diluted	$0.92	$0.91

Dividends declared per common share (1)	$1.43	$0.91

Weighted average number of common shares outstanding (1)
Basic	67,841	65,513
Diluted	71,235	71,150
(1)Common shares and per common share information have been adjusted to reflect the four-for-one forward split of common stock, as discussed in Note 1.
See Notes to the Consolidated Financial Statements
Piper Sandler Companies | 5

Piper Sandler Companies
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands)	2026	2025
Net income	$68,312	$36,768
Other comprehensive income/(loss), net of tax — Foreign currency translation adjustment	(975)	1,136
Comprehensive income	67,337	37,904
Comprehensive income/(loss) attributable to noncontrolling interests	3,070	(28,147)
Comprehensive income attributable to Piper Sandler Companies	$64,267	$66,051
See Notes to the Consolidated Financial Statements

Piper Sandler Companies | 6

Piper Sandler Companies
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

						Accumulated	Total
	Common		Additional			Other	Common		Total
(Amounts in thousands,	Shares	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
except share amounts)	Outstanding (1)	Stock (1)	Capital (1)	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Balance at December 31, 2025	67,483,432	$779	$957,145	$728,931	$(318,581)	$2,733	$1,371,007	$211,786	$1,582,793
Net income	—	—	—	65,242	—	—	65,242	3,070	68,312
Dividends declared	—	—	—	(113,633)	—	—	(113,633)	—	(113,633)
Amortization/issuance of restricted stock (2)	—	—	89,252	—	—	—	89,252	—	89,252
Repurchase of common stock through share repurchase program	(425,148)	—	—	—	(33,046)	—	(33,046)	—	(33,046)
Issuance of treasury shares for options exercised	20,960	—	(113)	—	632	—	519	—	519
Issuance of treasury shares for restricted stock vestings	1,232,616	—	(41,719)	—	41,719	—	—	—	—
Repurchase of common stock from employees	(458,656)	—	—	—	(36,843)	—	(36,843)	—	(36,843)
Shares reserved/issued for director compensation	4,357	—	313	—	—	—	313	—	313
Other comprehensive loss	—	—	—	—	—	(975)	(975)	—	(975)
Fund capital contributions, net	—	—	—	—	—	—	—	1,167	1,167
Balance at March 31, 2026	67,857,561	$779	$1,004,878	$680,540	$(346,119)	$1,758	$1,341,836	$216,023	$1,557,859

Balance at December 31, 2024	64,446,892	$779	$981,140	$561,746	$(314,656)	$(1,179)	$1,227,830	$187,943	$1,415,773
Net income/(loss)	—	—	—	64,915	—	—	64,915	(28,147)	36,768
Dividends declared	—	—	—	(70,261)	—	—	(70,261)	—	(70,261)
Amortization/issuance of restricted stock (2)	—	—	68,664	—	—	—	68,664	—	68,664
Issuance of treasury shares for options exercised	60,000	—	16	—	1,469	—	1,485	—	1,485
Issuance of treasury shares for restricted stock vestings	2,616,192	—	(63,105)	—	63,105	—	—	—	—
Repurchase of common stock from employees	(1,064,240)	—	—	—	(80,629)	—	(80,629)	—	(80,629)
Shares reserved/issued for director compensation	5,276	—	333	—	—	—	333	—	333
Other comprehensive income	—	—	—	—	—	1,136	1,136	—	1,136
Fund capital contributions, net	—	—	—	—	—	—	—	4,841	4,841
Balance at March 31, 2025	66,064,120	$779	$987,048	$556,400	$(330,711)	$(43)	$1,213,473	$164,637	$1,378,110
(1)Common shares information and additional paid-in capital have been adjusted to reflect the four-for-one forward split of common stock, as discussed in Note 1.
(2)Includes amortization of restricted stock issued in conjunction with the Company's acquisitions.
See Notes to the Consolidated Financial Statements
Piper Sandler Companies | 7

Piper Sandler Companies
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands)	2026	2025
Operating Activities
Net income	$68,312	$36,768
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of fixed assets	4,734	4,213
Deferred income taxes	17,932	32,272
Stock-based compensation	28,020	31,161
Amortization of intangible assets	2,057	2,076
Amortization of forgivable loans	7,339	5,020
Decrease/(increase) in operating assets:
Receivables from brokers, dealers and clearing organizations	(57,585)	141,838
Net financial instruments and other inventory positions owned	11,573	(39,323)
Investments	11,436	20,354
Other assets	(2,656)	(66,321)
Increase/(decrease) in operating liabilities:
Payables to brokers, dealers and clearing organizations	18,549	(5,097)
Accrued compensation	(410,069)	(351,504)
Other liabilities and accrued expenses	8,641	(18,682)
Net cash used in operating activities	(291,717)	(207,225)

Investing Activities
Business acquisitions, net of cash acquired	(1,152)	—
Purchases of fixed assets, net	(2,155)	(11,148)
Net cash used in investing activities	(3,307)	(11,148)

Financing Activities
Net change in short-term financing	—	5,000
Payment of cash dividends	(100,721)	(70,261)
Increase in noncontrolling interests	1,167	4,841
Repurchase of common stock	(69,889)	(80,629)
Proceeds from stock option exercises	519	1,485
Net cash used in financing activities	(168,924)	(139,564)

Currency adjustment:
Effect of exchange rate changes on cash	(1,033)	1,185

Net decrease in cash and cash equivalents	(464,981)	(356,752)

Cash and cash equivalents at beginning of period	809,415	482,834
Cash and cash equivalents at end of period	$344,434	$126,082

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$716	$1,225
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

Common Stock Split
On March 23, 2026, the Company effected a four-for-one forward split of its common stock ("Stock Split") through the filing of an amendment to the Company's amended and restated certificate of incorporation. The Stock Split proportionately increased the number of authorized shares of common stock from 100,000,000 to 400,000,000. The Company's common stock began trading on the split-adjusted basis at the start of trading on March 24, 2026. All share and per share amounts presented herein have been retrospectively adjusted to reflect the impact of the Stock Split. All shares of common stock retained a par value of $0.01 per share upon the effectiveness of the Stock Split. Accordingly, an amount equal to the par value of the increased shares resulting from the Stock Split was reclassified from additional paid-in capital to common stock outstanding.

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). Pursuant to this guidance, certain information and disclosures have been omitted that are included within the complete annual financial statements. Except as disclosed herein, there have been no material changes in the information reported in the financial statements and related disclosures in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

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

Piper Sandler Companies | 9

Piper Sandler Companies
Notes to the Consolidated Financial Statements (Unaudited)

Change in Presentation of Deal-related Expenses
During the first quarter of 2026, the Company changed its presentation of non-interest expenses on the consolidated statements of operations to remove the separate line item for deal-related expenses. On the consolidated statements of operations, deal-related expenses associated with advisory transactions are included in their respective line items in non-interest expenses and those associated with underwriting transactions are reported in other operating expenses.

Comparative amounts have been reclassified to conform with the current period presentation. This reclassification had no impact on sub-totals or totals on the consolidated statements of operations, including total non-interest expenses. This change had no impact on the consolidated statements of financial condition, consolidated statements of comprehensive income, consolidated statements of changes in shareholders' equity or consolidated statements of cash flows. The following table presents the effects of the change in presentation within the consolidated statements of operations:

	Three Months Ended
	March 31, 2025
(Amounts in thousands)	As Previously Reported	Adjustment	As Adjusted
Non-interest expenses
Compensation and benefits	$248,457	$—	$248,457
Occupancy and equipment	18,227	—	18,227
Outside services	14,718	753	15,471
Communications	14,779	662	15,441
Marketing and business development	13,474	1,399	14,873
Deal-related expenses	5,462	(5,462)	—
Trade execution and clearance	5,174	—	5,174
Intangible asset amortization	2,076	—	2,076
Other operating expenses	5,472	2,648	8,120
Total non-interest expenses	$327,839	$—	$327,839

NOTE 2 | SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2025 for a full description of the Company's significant accounting policies.

NOTE 3 | RECENT ACCOUNTING PRONOUNCEMENTS
Future Adoption of New Applicable Accounting Standards
Disaggregation of Income Statement Expenses
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, "Disaggregation of Income Statement Expenses" ("ASU 2024-03"). This guidance enhances the disclosure of income statement expenses by requiring disaggregated information about certain income statement expense line items. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently assessing the impact of ASU 2024-03 on its financial statement disclosures.

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

Piper Sandler Companies | 10

Piper Sandler Companies
Notes to the Consolidated Financial Statements (Unaudited)

G Squared Capital Partners LLC ("G Squared")
On September 12, 2025, the Company completed the acquisition of G Squared, a boutique investment bank specializing in government services and defense technology. The acquisition expanded the scale of the Company's investment banking technology sector. The purchase price consisted of cash consideration, and restricted stock and restricted cash were granted for retention purposes.

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

NOTE 5 | RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

	March 31,	December 31,
(Amounts in thousands)	2026	2025
Receivables from brokers, dealers and clearing organizations
Receivable from clearing organizations	$79,842	$33,482
Receivable from brokers and dealers	31,355	20,130
Total receivables from brokers, dealers and clearing organizations	$111,197	$53,612

Payables to brokers, dealers and clearing organizations
Payable to brokers and dealers	$39,639	$22,358
Payable to clearing organizations	1,268	—
Total payables to brokers, dealers and clearing organizations	$40,907	$22,358

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

Investments
The Company's investments valued at fair value include equity investments in private companies and mutual funds related to deferred compensation plans. Investments in private companies are valued based on an assessment of each underlying security, considering rounds of financing, the financial condition and operating results of the private company, third-party transactions and market-based information, including comparable company transactions, trading multiples (e.g., multiples of revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA")), discounted cash flow analyses and changes in market outlook, among other factors. These securities are categorized based on the lowest level of input that is significant to the fair value measurement. Certain underlying securities, as well as investments in mutual funds, are valued based on quoted prices from the exchange for identical assets as of the period-end date. To the extent these securities are actively traded and valuation adjustments are not applied, they are categorized as Level I. See Note 15 for additional information about the Company's deferred compensation plans.

Piper Sandler Companies | 13

Piper Sandler Companies
Notes to the Consolidated Financial Statements (Unaudited)

The following table summarizes the valuation of the Company's financial instruments by pricing observability levels defined in FASB Accounting Standards Codification Topic 820, "Fair Value Measurement" ("ASC 820") as of March 31, 2026:

				Counterparty
				and Cash
				Collateral
(Amounts in thousands)	Level I	Level II	Level III	Netting (1)	Total
Assets
Financial instruments and other inventory positions owned:
Corporate securities:
Convertible securities	$—	$133,979	$—	$—	$133,979
Equity securities	—	3,718	—	—	3,718
Fixed income securities	—	7,958	—	—	7,958
Municipal securities:
Taxable securities	—	8,494	—	—	8,494
Tax-exempt securities	—	107,805	—	—	107,805
Short-term securities	—	101,589	—	—	101,589
Asset-backed securities	—	67,530	—	—	67,530
U.S. government agency securities	—	43,948	—	—	43,948
U.S. government securities	5,161	—	—	—	5,161
Derivative contracts	—	5,397	4,488	(4,742)	5,143
Total financial instruments and other inventory positions owned	5,161	480,418	4,488	(4,742)	485,325

Cash equivalents	306,942	—	—	—	306,942
Investments at fair value (2)	80,865	—	212,376	—	293,241
Total assets	$392,968	$480,418	$216,864	$(4,742)	$1,085,508

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$723	$—	$—	$—	$723
Fixed income securities	—	520	—	—	520
U.S. government securities	40,004	—	—	—	40,004
Derivative contracts	—	3,499	5,246	(6,850)	1,895
Total financial instruments and other inventory positions sold, but not yet purchased	$40,727	$4,019	$5,246	$(6,850)	$43,142
(1)Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.
(2)Includes noncontrolling interests of $205.1 million attributable to unrelated third-party ownership in consolidated alternative asset management funds, of which $168.6 million is classified as Level III.

At March 31, 2026, the Company's Level I investments at fair value included $4.9 million of equity securities subject to contractual sale restrictions which will expire in the first quarter of 2027.
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

Piper Sandler Companies | 15

Piper Sandler Companies
Notes to the Consolidated Financial Statements (Unaudited)

The following table summarizes the changes in fair value associated with Level III financial instruments held at the beginning or end of the periods presented:

	Level III
	Assets		Liabilities
(Amounts in thousands)	Derivative Contracts	Investments at Fair Value	Derivative Contracts
Balance at December 31, 2025	$2,352	$217,966	$6,534
Purchases	—	1,283	—
Sales	—	(6,279)	—
Settlements	(550)	—	(2,825)
Transfers in (1)	—	—	—
Transfers out (2)	—	—	—
Total realized and unrealized gains/(losses)	2,686	(594)	1,537
Balance at March 31, 2026	$4,488	$212,376	$5,246

Balance at December 31, 2024	$1,819	$176,970	$991
Purchases	—	11,486	—
Sales	—	—	—
Settlements	(100)	—	(42)
Transfers in (1)	—	—	—
Transfers out (2)	—	(8,182)	—
Total realized and unrealized gains/(losses)	2,637	(14,010)	1,329
Balance at March 31, 2025	$4,356	$166,264	$2,278

Unrealized gains/(losses) for assets/liabilities held at:
March 31, 2026	$3,043	$(4,810)	$1,359
March 31, 2025	$3,000	$(14,010)	$1,638
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

Piper Sandler Companies | 16

Piper Sandler Companies
Notes to the Consolidated Financial Statements (Unaudited)

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company's Level III financial instruments as of March 31, 2026:

	Valuation			Weighted
	Technique	Unobservable Input	Range	Average (1)
Assets
Derivative contracts	Discounted cash flow	Premium over the MMD curve in basis points ("bps") (3)	0.1 - 44 bps	19.2 bps
Investments at fair value (2)	Market approach	Revenue multiple (3)	2 - 9 times	6.2 times
		EBITDA multiple (3)	10 - 19 times	15.3 times
		Equity value as multiple of independent financing value (3)	1 - 3 times	1.9 times
	Discounted cash flow	Discount rate (4)	5 - 25%	20.5%

Liabilities
Derivative contracts	Discounted cash flow	Premium over the MMD curve in bps (4)	0 - 37 bps	7.4 bps
(1)Unobservable inputs were weighted by the relative fair value of the financial instruments.
(2)As of March 31, 2026, the Company had $212.4 million of Level III investments at fair value, of which $58.5 million was valued based on a recent round of independent financing.
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

Piper Sandler Companies | 17

Piper Sandler Companies
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 7 | FINANCIAL INSTRUMENTS AND OTHER INVENTORY POSITIONS

	March 31,	December 31,
(Amounts in thousands)	2026	2025
Financial instruments and other inventory positions owned
Corporate securities:
Convertible securities	$133,979	$140,306
Equity securities	3,718	—
Fixed income securities	7,958	2,831
Municipal securities:
Taxable securities	8,494	33,021
Tax-exempt securities	107,805	125,419
Short-term securities	101,589	19,531
Asset-backed securities	67,530	92,472
U.S. government agency securities	43,948	82,666
U.S. government securities	5,161	201
Derivative contracts	5,143	5,823
Total financial instruments and other inventory positions owned	$485,325	$502,270

Financial instruments and other inventory positions sold, but not yet purchased
Corporate securities:
Equity securities	$723	$—
Fixed income securities	520	3,300
U.S. government securities	40,004	43,403
Derivative contracts	1,895	1,811
Total financial instruments and other inventory positions sold, but not yet purchased	$43,142	$48,514

At March 31, 2026 and December 31, 2025, financial instruments and other inventory positions owned in the amount of $64.0 million and $67.1 million, respectively, had been pledged as collateral for short-term financing arrangements.

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

	March 31, 2026			December 31, 2025
(Amounts in thousands)	Derivative	Derivative	Notional	Derivative	Derivative	Notional
Derivative Category	Assets (1)	Liabilities (2)	Amount	Assets (1)	Liabilities (2)	Amount
Interest rate:
Customer matched-book	$7,066	$4,938	$364,758	$7,033	$4,878	$355,129
Trading securities	2,819	3,807	227,760	1,063	5,695	236,400
	$9,885	$8,745	$592,518	$8,096	$10,573	$591,529
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

		Three Months Ended
(Amounts in thousands)		March 31,
Derivative Category	Operations Category	2026	2025
Interest rate derivative contract	Investment banking	$(42)	$—
Interest rate derivative contract	Institutional brokerage	3,344	1,244
		$3,302	$1,244

Credit risk associated with the Company's derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company's derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company's financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The Company's derivative contracts are generally collateralized by its counterparties, who are major financial institutions. As of March 31, 2026, the Company had $4.4 million of uncollateralized credit exposure with three counterparties (notional contract amount of $72.4 million), including $3.9 million of uncollateralized credit exposure with one counterparty.

Piper Sandler Companies | 19

Piper Sandler Companies
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 8 | INVESTMENTS

	March 31,	December 31,
(Amounts in thousands)	2026	2025
Investments at fair value	$293,241	$305,473
Investments accounted for under the equity method	17,841	17,045
Total investments	311,082	322,518
Less: Investments attributable to noncontrolling interests (1)	(205,069)	(216,838)
Total investments attributable to Piper Sandler Companies	$106,013	$105,680
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

	March 31,	December 31,
(Amounts in thousands)	2026	2025
Assets
Cash and cash equivalents	$9,300	$249
Receivables from brokers, dealers and clearing organizations	4,858	—
Investments	252,833	268,121
Other assets	400	844
Total assets	$267,391	$269,214

Liabilities
Other liabilities and accrued expenses	$2,425	$7,990
Total liabilities	$2,425	$7,990

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

Nonconsolidated VIEs
The Company determined it is not the primary beneficiary of certain VIEs and, accordingly, does not consolidate them. These VIEs had net assets approximating $796.9 million and $777.0 million at March 31, 2026 and December 31, 2025, respectively. The Company's exposure to loss from these VIEs is $17.8 million, which is the carrying value of its capital contributions recorded in investments on the consolidated statements of financial condition at March 31, 2026. The Company had no liabilities related to these VIEs at March 31, 2026 and December 31, 2025. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of March 31, 2026.

Piper Sandler Companies | 21

Piper Sandler Companies
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 10 | OTHER ASSETS

	March 31,	December 31,
(Amounts in thousands)	2026	2025
Installment fee receivables	$35,442	$39,736
Fee receivables	50,898	48,129
Forgivable employee loans	67,148	60,437
Prepaid expenses	19,684	27,657
Other	13,606	12,559
Total other assets	$186,778	$188,518

The Company's installment fee receivables and forgivable employee loans are carried at amortized cost, which approximates fair value, and would be categorized as Level II assets in the fair value hierarchy if they were carried at fair value.

The allowance for credit losses was immaterial at March 31, 2026 and December 31, 2025.

NOTE 11 | SHORT-TERM FINANCING
Unsecured Revolving Credit Facility
The Company has an unsecured $120 million revolving credit facility with U.S. Bank N.A. The credit agreement will terminate on December 20, 2028, unless otherwise terminated. The interest rate is variable and based on either the federal funds rate or prime rate plus an applicable margin. This credit facility includes customary events of default and covenants that, among other things, require the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital of $120 million, limit the Company's leverage ratio, require maintenance of a minimum ratio of operating cash flow to fixed charges, and impose certain limitations on the Company's ability to make acquisitions and make payments on its capital stock. At March 31, 2026 and December 31, 2025, there were $10.0 million of advances against this credit facility, with a weighted average interest rate of 5.64 percent.

Secured Revolving Credit Facility
The Company has a $30 million revolving credit facility with Huntington Bancshares Incorporated. Advances under this facility are secured by certain installment fee receivables. The credit agreement will terminate on August 23, 2027, unless otherwise terminated. The interest rate is variable and based on either the federal funds rate, prime rate, or SOFR plus an applicable margin. This credit facility includes customary events of default and covenants that, among other things, require the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital of $120 million, limit the Company's leverage ratio, require maintenance of a minimum fixed charge coverage ratio, and impose certain limitations on the Company's ability to make acquisitions and make payments on its capital stock. At March 31, 2026, there were $5.0 million of advances against this credit facility, with a weighted average interest rate of 5.65 percent. At December 31, 2025, there were $5.0 million advances against this credit facility, with a weighted average interest rate of 5.69 percent.

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

A civil action was filed against financial institutions, including Piper Sandler and Piper Sandler Financial Products Inc., in California state court alleging the defendants artificially inflated interest rates set for variable rate demand notes. Variable rate demand notes are municipal bonds with interest rates that reset on a periodic basis. As of March 31, 2026, the Company has accrued $9.7 million for a settlement in principle for this litigation (subject to negotiation of the settlement agreement and court approval).

If during any period a potential adverse contingency becomes probable or is resolved for an amount in excess of the established accrual, the results of operations and cash flows in that period and the financial condition as of the end of that period could be materially adversely affected. In addition, there can be no assurance that material losses will not be incurred from claims that have not yet been brought to the Company's attention or are not yet determined to be reasonably possible. Reasonably possible losses in excess of amounts accrued at March 31, 2026 are not material.

Litigation-related accrual activity included within other operating expenses was $8.5 million for the three months ended March 31, 2026 and was immaterial for the three months ended March 31, 2025.

NOTE 13 | SHAREHOLDERS' EQUITY
The Company's amended and restated certificate of incorporation provides for the issuance of up to 400,000,000 shares of common stock with a par value of $0.01 per share and up to 5,000,000 shares of undesignated preferred stock with a par value of $0.01 per share.

Dividends
The Company's current dividend policy is intended to return a metric based on fiscal year net income to its shareholders. The Company's board of directors determines the declaration and payment of dividends and is free to change the Company's dividend policy at any time.

During the three months ended March 31, 2026, the Company declared and paid a quarterly cash dividend on its common stock of $0.175 per share, and a special cash dividend on its common stock of $1.25 per share. The special cash dividend related to the Company's fiscal year 2025 results. Total dividends paid, including accrued forfeitable dividends paid on restricted stock awards that vested, were $100.7 million for the three months ended March 31, 2026.

On May 1, 2026, the board of directors declared a quarterly cash dividend on its common stock of $0.20 per share to be paid on June 12, 2026, to shareholders of record as of the close of business on May 29, 2026.

Piper Sandler Companies | 23

Piper Sandler Companies
Notes to the Consolidated Financial Statements (Unaudited)

Share Repurchases
The Company purchases shares of common stock pursuant to share repurchase program authorized by the Company's board of directors. The Company also purchases shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations.

The following table summarizes the repurchase program authorized by the Company's board of directors:

Effective Date	Authorized Amount	Expiration Date	Remaining Authorization at March 31, 2026
February 5, 2025	$150.0 million	December 31, 2026	$88.5 million

The following table summarizes the Company's share repurchase activity:

	Three Months Ended
	March 31,
	2026	2025
Shares repurchased pursuant to repurchase authorizations
Common shares repurchased	425,148	—
Aggregate purchase price (in millions)	$33.0	$—
Average price per share	$77.73	$—

Shares repurchased from employees related to employment tax obligations
Common shares repurchased	458,656	1,064,240
Aggregate purchase price (in millions)	$36.8	$80.6
Average price per share	$80.33	$75.76

Issuance of Shares
The Company issues common shares out of treasury stock as a result of employee restricted share vesting and exercise transactions as discussed in Note 15. During the three months ended March 31, 2026 and 2025, the Company issued 1,253,576 shares and 2,676,192 shares, respectively, related to these obligations.

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

NOTE 14 | BUSINESS SEGMENT AND REVENUES INFORMATION
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

The CODM evaluates the performance and allocates resources of the reportable segment based on net income attributable to Piper Sandler Companies as reported on the consolidated statements of operations. For the three months ended March 31, 2026 and 2025, net income attributable to Piper Sandler Companies was $65.2 million and $64.9 million, respectively. The significant expense categories of the reportable segment are consistent with the presentation of non-interest expenses on the consolidated statements of operations. The measure of reportable segment assets is reported on the consolidated statements of financial condition as total assets. At March 31, 2026 and December 31, 2025, total assets were $2.13 billion and $2.59 billion, respectively.

The components of net revenues are as follows:

	Three Months Ended
	March 31,
(Amounts in thousands)	2026	2025
Revenues
Revenues from contracts with customers:
Investment banking:
Advisory services	$250,962	$216,800
Corporate financing	73,315	33,061
Municipal financing	23,913	26,403
Total investment banking	348,190	276,264

Institutional brokerage:
Equity brokerage	60,470	54,254
Fixed income services	50,375	47,670
Total institutional brokerage	110,845	101,924

Total revenues from contracts with customers	459,035	378,188

Interest income	11,646	9,963
Investment income/(loss)	4,464	(29,597)
Total revenues	475,145	358,554
Interest expense	736	1,282
Net revenues	$474,409	$357,272

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

All share and per share amounts presented herein have been retrospectively adjusted to reflect the impact of the Stock Split, as discussed in Note 1.

The following table provides a summary of the Company's outstanding equity awards (in shares or units, as applicable) as of March 31, 2026:

Restricted stock
Restricted stock related to compensation plans:
Annual grants	1,701,708
Sign-on grants	388,976
Inducement grants	14,372
2022 Inducement Plan grants	253,220
2024 Inducement Plan grants	138,340
Total restricted stock related to compensation plans	2,496,616

Restricted stock related to acquisitions (1)	969,900
Total restricted stock	3,466,516

Restricted stock units	425,080

Stock options	402,108
(1)Includes restricted stock with service conditions issued in conjunction with certain acquisitions.

Incentive Plan
The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company's employees and directors for up to 43.6 million shares of common stock (6.4 million shares remained available for future issuance under the Incentive Plan as of March 31, 2026). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant's death, and at the discretion of the compensation committee of the Company's board of directors.

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

Inducement Grants are issued as a retention tool in conjunction with certain acquisitions. These restricted shares are subject to graded or ratable vesting terms, and employees must fulfill service requirements in exchange for the rights to the restricted shares. Compensation expense is amortized on a straight-line basis over the requisite service period, generally three to four years. Employees forfeit unvested shares upon termination of employment and a reversal of compensation expense is recorded. During 2022, the Company granted $9.3 million (260,500 shares) in restricted stock under the Incentive Plan in conjunction with its acquisitions of Cornerstone Macro Research LP, including its subsidiary, Cornerstone Macro LLC (collectively, "Cornerstone Macro") and Stamford Partners LLP.

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

	Maximum Payout Leverage
Grant Year	Performance Condition	Market Condition	Total
2026	75%	75%	150%
2025	75%	75%	150%
2024	75%	75%	150%
2023	100%	100%	200%
2022	75%	75%	150%

Piper Sandler Companies | 27

Piper Sandler Companies
Notes to the Consolidated Financial Statements (Unaudited)

The fair value of the performance condition portion of the award was based on the closing price of the Company's common stock on the grant date. If the Company determines that it is probable that the performance condition will be achieved, compensation expense is amortized on a straight-line basis over the 36-month performance period. The Company reevaluates achievement of the performance condition by grant year each reporting period with changes in estimated outcomes accounted for using a cumulative effect adjustment to compensation expense. Compensation expense will be recognized only if the performance condition is met. Employees forfeit unvested restricted stock units upon termination of employment with a corresponding reversal of compensation expense. As of March 31, 2026, the expected payout leverage for the performance condition portion of the award by grant year is as follows:

Expected Payout
Grant Year	Leverage
2026	75%
2025	75%
2024	75%

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

		Risk-Free	Expected Stock
Grant Year	Vesting Year	Interest Rate	Price Volatility
2026	2029	3.46%	33.9%
2025	2028	4.32%	34.0%
2024	2027	4.38%	34.3%
2023	2026	4.35%	47.5%
2022	2025	1.80%	43.8%

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

Piper Sandler Companies | 28

Piper Sandler Companies
Notes to the Consolidated Financial Statements (Unaudited)

The fair value of these stock option awards was estimated on the respective date of grant using the Black-Scholes option-pricing model with the following assumptions:

	February 2023	February 2018
	Grant	Grant
Risk-free interest rate	3.94%	2.82%
Dividend yield	3.21%	3.22%
Expected stock price volatility	38.50%	37.20%
Expected life of options (in years)	7.0	7.0
Fair value of options granted (per share)	$11.68	$6.12

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

The Company established the 2024 Inducement Plan in conjunction with its acquisition of Aviditi Capital Advisors, LLC ("Aviditi Advisors"). On August 23, 2024, the Company granted $11.8 million (171,920 shares) in restricted stock. These restricted shares have both ratable and graded vesting terms with vesting periods of three or five years.

The Company established the 2022 Inducement Plan in conjunction with its acquisition of DBO Partners Holding LLC, including its subsidiary, DBO Partners LLC. On October 7, 2022, the Company granted $17.4 million (644,120 shares) in restricted stock. These restricted shares are generally subject to ratable vesting over a five-year vesting period.

The Company established the 2020 Employment Inducement Award Plan (the "2020 Inducement Plan") in conjunction with its acquisition of SOP Holdings, LLC and its subsidiaries, including Sandler O'Neill & Partners, L.P. On January 3, 2020, the Company granted $96.9 million (4,869,692 shares) in restricted stock. These restricted shares had both cliff and graded vesting terms with vesting periods of 18 months, three years or five years (with a weighted average service period of 3.7 years). On April 3, 2020, the Company granted $5.5 million (456,000 shares) in restricted stock under the 2020 Inducement Plan in conjunction with its acquisition of The Valence Group. These restricted shares were subject to graded vesting through April 3, 2025. The Company terminated the 2020 Inducement Plan in April 2025.

Stock-Based Compensation Activity
The following table summarizes the Company's stock-based compensation activity:

	Three Months Ended
	March 31,
(Amounts in millions)	2026	2025
Stock-based compensation expense	$28.0	$30.8
Forfeitures	0.2	0.3
Tax benefit related to stock-based compensation expense	5.6	5.7

Piper Sandler Companies | 29

Piper Sandler Companies
Notes to the Consolidated Financial Statements (Unaudited)

The following table summarizes the changes in the Company's unvested restricted stock:

	Unvested	Weighted Average
	Restricted Stock	Grant Date
	(in Shares)	Fair Value
December 31, 2025	3,450,544	$47.70
Granted	932,472	80.01
Vested	(912,888)	48.59
Canceled	(3,612)	51.06
March 31, 2026	3,466,516	$56.15

The following table summarizes the changes in the Company's unvested restricted stock units:

	Unvested	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
December 31, 2025	454,740	$54.30
Granted	166,064	77.44
Vested	(195,724)	44.44
Canceled	—	—
March 31, 2026	425,080	$67.88
As of March 31, 2026, there was $57.0 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 2.6 years.

The following table summarizes the changes in the Company's outstanding stock options:

			Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
December 31, 2025	423,068	$37.47	5.7	$20,077,175
Granted	—	—
Exercised	(20,960)	24.75		1,320,453
Canceled	—	—
Expired	—	—
March 31, 2026	402,108	$38.13	5.6	$15,447,194

Options exercisable at:
March 31, 2026	202,108	$33.63	4.4	$8,675,194

As of March 31, 2026, there was $1.3 million of unrecognized compensation cost related to stock options expected to be recognized over a weighted average period of 1.9 years. There was no tax benefit recorded as a result of stock option exercises for the three months ended March 31, 2026.

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

Nonqualified Deferred Compensation Plan
The nonqualified deferred compensation plan is an unfunded plan which allows certain highly compensated employees, at their election, to defer a portion of their compensation. This plan was closed to future deferral elections by participants for performance periods beginning after December 31, 2017. The amounts deferred under this plan are held in a grantor trust. The Company invests, as a principal, in investments to economically hedge its obligation under the nonqualified deferred compensation plan. The investments in the grantor trust consist of mutual funds which are categorized as Level I in the fair value hierarchy. These investments totaled $17.8 million and $19.3 million as of March 31, 2026 and December 31, 2025, respectively, and are included in investments on the consolidated statements of financial condition. A corresponding deferred compensation liability is included in accrued compensation on the consolidated statements of financial condition. The compensation deferred by the employees was expensed in the period earned. Changes in the fair value of the investments made by the Company are reported in investment income/(loss) and changes in the corresponding deferred compensation liability are reflected as compensation and benefits expense on the consolidated statements of operations.

Piper Sandler Companies | 31

Piper Sandler Companies
Notes to the Consolidated Financial Statements (Unaudited)

Acquisition-Related Compensation Arrangements
In conjunction with the 2025 acquisition of G Squared, additional cash may be earned if certain net revenue targets are achieved. See Note 4 for additional information.

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

In conjunction with the 2022 acquisition of Cornerstone Macro, additional cash of up to $27.8 million was available to be earned based on achieving a net revenue target during the performance period from July 1, 2022 to December 31, 2023. Of the total amount, up to $6.0 million was available to be earned by Cornerstone Macro's equity owners with no service requirements. The Company paid the maximum amount of $6.0 million related to this additional cash payment in 2024. The remaining amount may be earned by the equity owners, whom are now employees of the Company, and certain employees in exchange for service requirements. The Company expects $5.2 million will be earned related to these additional cash payments, of which $2.6 million was paid in the second quarter of 2025. The Company expects the remaining $2.6 million will be paid by June 30, 2026 and has accrued $2.1 million related to this additional cash payment. Amounts estimated to be payable will be recorded as compensation expense on the consolidated statements of operations over the requisite service period.

NOTE 16 | EARNINGS PER SHARE ("EPS")
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

The computation of EPS, adjusted to reflect the impact of the Stock Split, is as follows:

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2026	2025
Net income attributable to Piper Sandler Companies	$65,242	$64,915

Shares for basic and diluted calculations
Average shares used in basic computation	67,841	65,513
Stock options	205	265
Restricted stock units	428	554
Restricted shares	2,761	4,819
Average shares used in diluted computation	71,235	71,150

Earnings per common share
Basic	$0.96	$0.99
Diluted	$0.92	$0.91

The anti-dilutive effects from stock options and restricted shares were immaterial for the three months ended March 31, 2026 and 2025.

Piper Sandler Companies | 32

Piper Sandler Companies
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 17 | NET CAPITAL REQUIREMENTS AND OTHER REGULATORY MATTERS
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

At March 31, 2026, net capital calculated under the SEC rule was $276.1 million, and exceeded the minimum net capital required under the SEC rule by $275.1 million.

The Company's unsecured revolving credit facility and secured revolving credit facility include covenants requiring Piper Sandler to maintain a minimum regulatory net capital of $120 million. The Company's fully disclosed clearing agreement with Pershing includes a covenant requiring Piper Sandler to maintain excess net capital of $120 million.

Piper Sandler Ltd., a broker dealer subsidiary registered in the U.K., is subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority. As of March 31, 2026, Piper Sandler Ltd. was in compliance with the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority.

Aviditi Capital Advisors Europe GmbH, a European subsidiary, is authorized and regulated by the Federal Financial Supervisory Authority ("BaFin") as a tied agent of AHP Capital Management GmbH, a third-party financial institution.

Piper Sandler MENA Ltd, an Abu Dhabi Global Market ("ADGM") subsidiary, is authorized and regulated by the ADGM Financial Services Regulatory Authority. As of March 31, 2026, Piper Sandler MENA Ltd was in compliance with the capital requirements of the ADGM Financial Services Regulatory Authority.

Piper Sandler Companies | 33

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Piper Sandler Companies | 34

The following information should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes and exhibits included elsewhere in this Quarterly Report on Form 10-Q.

Certain statements in this Quarterly Report on Form 10-Q may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements include, among other things, statements other than historical information or statements of current conditions and may relate to our future plans and objectives and results, and also may include our belief regarding the effect of various legal proceedings, as set forth under "Legal Proceedings" in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2025, as updated in our subsequent reports filed with the Securities and Exchange Commission ("SEC"), and under "Legal Proceedings" in Part II, Item 1 of this Quarterly Report on Form 10-Q. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under "External Factors Impacting Our Business" as well as the factors identified under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, as updated in our subsequent reports filed with the SEC, and under "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.

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

EXECUTIVE OVERVIEW
Our business principally consists of providing investment banking and institutional brokerage services to corporations, private equity groups, public entities, non-profit entities and institutional investors in the U.S. and internationally. We operate through one reportable segment in order to maximize the value we provide to clients by leveraging our diversified expertise and broad relationships of the experienced professionals across our company. Refer to our Annual Report on Form 10-K for the year ended December 31, 2025 for a full description of our business, including our business strategy and strategic activities.

Piper Sandler Companies | 35

Financial Highlights

	Three Months Ended
(Amounts in thousands, except per share data)	Mar. 31,	Mar. 31,	2026
	2026	2025	v2025
U.S. GAAP
Net revenues	$474,409	$357,272	32.8%
Compensation and benefits	296,057	248,457	19.2
Non-compensation expenses	90,421	79,382	13.9
Income before income tax expense/(benefit)	87,931	29,433	198.7
Income tax expense/(benefit)	19,619	(7,335)	N/M
Net income attributable to Piper Sandler Companies	65,242	64,915	0.5
Earnings per diluted common share (1)	$0.92	$0.91	1.1

Ratios and margin
Compensation ratio	62.4%	69.5%
Non-compensation ratio	19.1%	22.2%
Pre-tax margin	18.5%	8.2%
Effective tax rate	22.3%	(24.9)%

Non-GAAP(2)
Adjusted net revenues	$469,544	$383,310	22.5%
Adjusted compensation and benefits	289,239	239,569	20.7
Adjusted non-compensation expenses	86,444	75,197	15.0
Adjusted operating income	93,861	68,544	36.9
Adjusted income tax expense/(benefit)	21,927	(4,951)	N/M
Adjusted net income attributable to Piper Sandler Companies	71,934	73,495	(2.1)
Adjusted earnings per diluted common share (1)	$1.00	$1.02	(2.0)

Adjusted ratios and margin
Adjusted compensation ratio	61.6%	62.5%
Adjusted non-compensation ratio	18.4%	19.6%
Adjusted operating margin	20.0%	17.9%
Adjusted effective tax rate	23.4%	(7.2)%
(1)Earnings per diluted common share has been adjusted to reflect the four-for-one forward split of common stock. See Note 1 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(2)See "Explanation and Reconciliation of Non-GAAP Financial Measures" for a detailed explanation of the adjustments made to the corresponding U.S. GAAP measures and a reconciliation of U.S. GAAP to adjusted, non-GAAP financial information.
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

Piper Sandler Companies | 36

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

Outlook
While the near-term macroeconomic environment remains uncertain, the overall market backdrop continues to be constructive with strong equity markets, solid corporate investment banking activity and a more accommodative regulatory environment. Monetary policy in the U.S. remains a prevalent factor impacting the economy and financial markets. The U.S. Federal Reserve held its short-term benchmark interest rate steady in the first quarter of 2026 as it balances its goals of maximum employment and stable prices against persistent inflation and higher energy prices. Heightened concerns over geopolitical conflicts, including recent escalations in the Middle East, as well as ongoing tensions in Eastern Europe and Taiwan, could negatively impact financial market activity. In addition, higher U.S. tariffs and shifts in trade policy, along with retaliatory actions by global trading partners, including the European Union and China, continue to contribute to elevated financial market uncertainty and upward pressure on inflation and supply chain costs. A significant decrease in uncertainty, or resolutions to geopolitical concerns and trade disputes, would likely be constructive for overall economic conditions, and consequently, our client and business activity.

Our advisory services results continued to benefit from our broad industry coverage and comprehensive product capabilities as well as an improving market environment for mergers and acquisitions ("M&A") activity. While the pipelines for our industry and product teams remain strong, the timing of these transactions may be influenced by market conditions. We anticipate our second quarter advisory services revenues to be similar to the first quarter.

The market environment for equity financings was resilient during the quarter, despite the volatility, particularly within the healthcare sector. We expect our second quarter corporate financing revenues to decline from the strong first quarter of 2026.

Our equity brokerage results were strong in the first quarter of 2026 as higher volatility drove increased trading volumes in response to geopolitical events. Our equity brokerage business continues to benefit from the quality of our trade execution and research product as we assist clients in navigating periods of heightened volatility. Our results will continue to be correlated with market volatility and trading volumes. We expect our second quarter equity brokerage revenues to decline from first quarter levels.

Our fixed income services results were negatively impacted by the volatility, which reduced our client activity during the first quarter of 2026. However, we continued to benefit from bank M&A activity by completing balance sheet restructuring trades. The near-term outlook for fixed income services remains challenging as the ongoing geopolitical developments are keeping many clients on the sidelines.

Our municipal financing activity declined in the first quarter of 2026 driven by reduced municipal negotiated issuance volumes in our specialty sector business. Our pipeline is strong with clients looking to access the market. We anticipate second quarter municipal financing revenues will improve modestly from the first quarter.
Piper Sandler Companies | 37

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated:

				As a Percentage of
				Net Revenues for the
	Three Months Ended			Three Months Ended
	March 31,			March 31,
			2026
(Amounts in thousands)	2026	2025	v2025	2026	2025
Revenues
Investment banking:
Advisory services	$250,962	$216,800	15.8%	52.9%	60.7%
Corporate financing	73,315	33,061	121.8	15.5	9.3
Municipal financing	23,913	26,403	(9.4)	5.0	7.4
Total investment banking	348,190	276,264	26.0	73.4	77.3

Institutional brokerage:
Equity brokerage	60,470	54,254	11.5	12.7	15.2
Fixed income services	50,375	47,670	5.7	10.6	13.3
Total institutional brokerage	110,845	101,924	8.8	23.4	28.5

Interest income	11,646	9,963	16.9	2.5	2.8
Investment income/(loss)	4,464	(29,597)	N/M	0.9	(8.3)
Total revenues	475,145	358,554	32.5	100.2	100.4
Interest expense	736	1,282	(42.6)	0.2	0.4
Net revenues	474,409	357,272	32.8	100.0	100.0

Non-interest expenses (1)
Compensation and benefits	296,057	248,457	19.2	62.4	69.5
Occupancy and equipment	18,065	18,227	(0.9)	3.8	5.1
Outside services	13,717	15,471	(11.3)	2.9	4.3
Communications	14,910	15,441	(3.4)	3.1	4.3
Marketing and business development	15,151	14,873	1.9	3.2	4.2
Trade execution and clearance	5,037	5,174	(2.6)	1.1	1.4
Intangible asset amortization	2,057	2,076	(0.9)	0.4	0.6
Other operating expenses	21,484	8,120	164.6	4.5	2.3
Total non-interest expenses	386,478	327,839	17.9	81.5	91.8

Income before income tax expense/(benefit)	87,931	29,433	198.7	18.5	8.2
Income tax expense/(benefit)	19,619	(7,335)	N/M	4.1	(2.1)
Net income	68,312	36,768	85.8	14.4	10.3
Net income/(loss) attributable to noncontrolling interests	3,070	(28,147)	N/M	0.6	(7.9)
Net income attributable to Piper Sandler Companies	$65,242	$64,915	0.5	13.8	18.2
(1)The presentation of total non-interest expenses changed to remove the separate line item for deal-related expenses. See Note 1 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
N/M – Not meaningful
Piper Sandler Companies | 38

Net Revenues
Net revenues on a U.S. GAAP basis were $474.4 million for the three months ended March 31, 2026, compared with $357.3 million in the prior-year period. For the three months ended March 31, 2026, adjusted net revenues were $469.5 million, compared with $383.3 million in the first quarter of 2025. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise. See "Explanation and Reconciliation of Non-GAAP Financial Measures" for a detailed explanation of the adjustments made to the corresponding U.S. GAAP measures and a reconciliation of U.S. GAAP to adjusted, non-GAAP financial information.

The following table provides supplemental business information:

	Three Months Ended
	March 31,
	2026	2025
Advisory services
Completed M&A and restructuring transactions	69	42
Completed capital advisory transactions (1)	25	13
Total completed advisory transactions	94	55

Corporate financings
Total equity transactions priced	26	15
Book run equity transactions priced	26	11
Total debt and preferred transactions priced	10	12
Book run debt and preferred transactions priced	7	8

Advisory services and corporate financing
Number of managing directors	192	182

Municipal negotiated issues
Aggregate par value of issues priced (in billions)	$3.3	$3.3
Total issues priced	98	94

Equity brokerage
Number of shares traded (in billions)	3.1	2.9
(1)Includes debt capital markets advisory transactions and equity and debt private placements.
Piper Sandler Companies | 39

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

In the first quarter of 2026, investment banking revenues increased 26.0 percent to $348.2 million, compared with $276.3 million in the prior-year period. For the three months ended March 31, 2026, advisory services revenues were $251.0 million, up 15.8 percent compared to $216.8 million in the first quarter of 2025, driven primarily by more completed transactions. Our advisory services performance during the quarter was led by our healthcare and financial services groups with solid contributions from our services & industrials and energy, power & infrastructure teams. For the three months ended March 31, 2026, corporate financing revenues were $73.3 million, up 121.8 percent compared with $33.1 million for the three months ended March 31, 2025, resulting from more completed equity financings and a higher average fee. Performance during the first quarter of 2026 was led by the healthcare sector, and we served as book runner on all 23 completed healthcare equity deals. Municipal financing revenues for the three months ended March 31, 2026 were $23.9 million, down 9.4 percent compared to $26.4 million in the prior-year period, driven by reduced municipal negotiated issuance activity in our specialty sector business.

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

For the three months ended March 31, 2026, institutional brokerage revenues were $110.8 million, up 8.8 percent compared with $101.9 million in the prior-year period. Equity brokerage revenues were $60.5 million in the first quarter of 2026, up 11.5 percent compared with $54.3 million in the corresponding period of 2025, driven by increased client activity resulting from higher market volatility. For the three months ended March 31, 2026, fixed income services revenues were $50.4 million, up 5.7 percent compared to $47.7 million in the prior-year period. Revenues for the current quarter benefited from several balance sheet restructuring trades, which offset a decline in client activity resulting from interest rate volatility.

Interest Income
Interest income represents amounts earned from holding long inventory positions and cash balances, as well as interest earned on installment fee receivables. For the three months ended March 31, 2026, interest income increased to $11.6 million, compared with $10.0 million for the three months ended March 31, 2025, reflecting higher interest income on our cash balances.

Investment Income/(Loss)
Investment income/(loss) includes realized and unrealized gains and losses on investments, including amounts attributable to noncontrolling interests, in our alternative asset management funds, as well as management and performance fees generated from those funds. For the three months ended March 31, 2026, we recorded investment income of $4.5 million, compared to an investment loss of $29.6 million in the corresponding period of 2025. In the first quarter of 2026, we recorded gains on our investments and the noncontrolling interests in the alternative asset funds that we manage primarily due to higher public company equity valuations. Excluding the impact of noncontrolling interests, adjusted investment loss was $0.4 million for the three months ended March 31, 2026, compared with $3.6 million for the three months ended March 31, 2025.

Interest Expense
Interest expense represents amounts associated with financing, economically hedging and holding short inventory positions, including interest paid on our financing arrangements, as well as commitment fees on certain short-term financing arrangements. For the three months ended March 31, 2026, interest expense decreased to $0.7 million, compared with $1.3 million in the prior-year period.

Piper Sandler Companies | 40

Non-Interest Expenses
Non-interest expenses on a U.S. GAAP basis were $386.5 million for the three months ended March 31, 2026, compared to $327.8 million in the prior-year period. For the three months ended March 31, 2026, adjusted non-interest expenses were $375.7 million, compared with $314.8 million for the first quarter of 2025. The variance explanations for non-interest expenses and adjusted non-interest expenses are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise. See "Explanation and Reconciliation of Non-GAAP Financial Measures" for a detailed explanation of the adjustments made to the corresponding U.S. GAAP measures and a reconciliation of U.S. GAAP to adjusted, non-GAAP financial information.

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

The following table summarizes our expected future acquisition-related compensation expense for restricted stock, restricted cash with service conditions, MFRS Awards and forgivable loans with service conditions, as well as expense estimates related to revenue-based earnout arrangements:

(Amounts in thousands)
Remainder of 2026	$19,246
2027	19,840
2028	9,018
2029	5,029
Total	$53,133

For the three months ended March 31, 2026, compensation and benefits expenses increased 19.2 percent to $296.1 million, compared with $248.5 million in the corresponding period of 2025, due to higher revenues. Compensation and benefits expenses as a percentage of net revenues decreased to 62.4 percent in the first quarter of 2026, compared to 69.5 percent in the first quarter of 2025, primarily due to higher net revenues, including investment income on our investments and the noncontrolling interests in the alternative asset management funds that we manage in the current quarter compared to an investment loss in the first quarter of 2025. Our adjusted compensation ratio decreased to 61.6 percent in the first quarter of 2026, compared with 62.5 percent in the first quarter of 2025, primarily due to higher adjusted net revenues.

Occupancy and Equipment
For the three months ended March 31, 2026, occupancy and equipment expenses decreased slightly to $18.1 million, compared with $18.2 million in the corresponding period of 2025. We expect our occupancy and equipment expenses will increase in 2026 as a result of relocating our office space in New York City, New York.

Outside Services
Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees, fund expenses associated with our consolidated alternative asset management funds and other professional fees. Outside services expenses decreased 11.3 percent to $13.7 million in the first quarter of 2026, compared with $15.5 million in the corresponding period of 2025, primarily due to lower professional fees.

Piper Sandler Companies | 41

Communications
Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third-party market data information. For the three months ended March 31, 2026, communication expenses decreased 3.4 percent to $14.9 million, compared with $15.4 million in the corresponding period of 2025, primarily due to lower market data services expenses.

Marketing and Business Development
Marketing and business development expenses include travel and entertainment costs, advertising and third-party marketing fees. For the three months ended March 31, 2026, marketing and business development expenses increased modestly to $15.2 million, compared with $14.9 million in the corresponding period of 2025.

Trade Execution and Clearance
For the three months ended March 31, 2026, trade execution and clearance expenses decreased slightly to $5.0 million, compared with $5.2 million in the corresponding period of 2025.

Intangible Asset Amortization
Amortization of definite-lived intangible assets was $2.1 million for the three months ended March 31, 2026 and 2025.

The following table summarizes the future aggregate amortization expense of our intangible assets with determinable lives:

(Amounts in thousands)
Remainder of 2026	$5,928
2027	3,480
2028	2,191
2029	541
Total	$12,140

Other Operating Expenses
Other operating expenses primarily include underwriting expenses, insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we accrue for and/or pay out related to legal and regulatory matters. The amount of underwriting expenses is dependent on the level of financing deal activity and may vary from period to period. Other operating expenses were $21.5 million in the first quarter of 2026, compared with $8.1 million in the corresponding period of 2025. Other operating expenses for the first quarter of 2026 included $8.5 million in litigation-related expenses as well as higher underwriting costs associated with increased corporate financing deal activity.

Pre-Tax Margin
Pre-tax margin for the three months ended March 31, 2026 increased to 18.5 percent, compared to 8.2 percent for the corresponding period of 2025. Adjusted pre-tax margin for the three months ended March 31, 2026 increased to 20.0 percent, compared with 17.9 percent for the corresponding period of 2025. In the current quarter, the increase in pre-tax margin on both a U.S. GAAP and adjusted basis was primarily due to higher net revenues. Additionally, U.S. GAAP pre-tax margin increased due to lower compensation and non-compensation ratios.

Piper Sandler Companies | 42

Income Taxes
Our provision for income taxes was $19.6 million and our effective tax rate was 22.3 percent for the three months ended March 31, 2026. Our adjusted provision for income taxes was $21.9 million and our adjusted effective tax rate was 23.4 percent for the three months ended March 31, 2026. The provision for income taxes on both a U.S. GAAP and adjusted basis included $7.0 million of tax benefits related to stock-based compensation awards vesting at values greater than the grant price. Excluding the impact of this benefit, our adjusted effective tax rate was 30.8 percent.

Our provision for income taxes was a benefit of $7.3 million and our effective tax rate was negative 24.9 percent for the three months ended March 31, 2025. Our adjusted provision for income taxes was a benefit of $5.0 million and our adjusted effective tax rate was negative 7.2 percent for the three months ended March 31, 2025. The provision for income taxes on both a U.S. GAAP and adjusted basis included $25.4 million of tax benefits related to stock-based compensation awards vesting at values greater than the grant price and accrued forfeitable dividends paid on vested restricted stock related to acquisitions. Excluding the impact of these benefits, our adjusted effective tax rate was 29.8 percent. The effective tax rate on both a U.S. GAAP and adjusted basis was impacted by non-deductible employee compensation expense, including limitations on the deduction of employee compensation expense enacted with the American Rescue Plan Act of 2021.

EXPLANATION AND RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

In Part I, Item 2 of this Quarterly Report on Form 10-Q, we have included financial measures that are not prepared in accordance with U.S. GAAP. Adjustments to these non-GAAP financial measures include (1) the exclusion of investment (income)/loss and non-compensation expenses related to noncontrolling interests, (2) the exclusion of compensation and non-compensation expenses from acquisition-related agreements, (3) the exclusion of amortization of intangible assets related to acquisitions and (4) the income tax impact allocated to the adjustments. For U.S. GAAP purposes, these items are included in each of their respective line items on the consolidated statements of operations.

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

The adjusted weighted average diluted shares outstanding used in the calculation of non-GAAP earnings per diluted common share contains an adjustment to include the acquisition-related common shares for unvested restricted stock awards with service conditions.

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

Piper Sandler Companies | 43

Reconciliation of U.S. GAAP to adjusted, non-GAAP financial information:

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2026	2025
Net revenues:
Net revenues – U.S. GAAP basis	$474,409	$357,272
Adjustment:
Investment (income)/loss related to noncontrolling interests	(4,865)	26,038
Adjusted net revenues	$469,544	$383,310

Compensation and benefits:
Compensation and benefits – U.S. GAAP basis	$296,057	$248,457
Adjustment:
Compensation from acquisition-related agreements	(6,818)	(8,888)
Adjusted compensation and benefits	$289,239	$239,569

Non-compensation expenses:
Non-compensation expenses – U.S. GAAP basis	$90,421	$79,382
Adjustments:
Non-compensation expenses related to noncontrolling interests	(1,795)	(2,109)
Amortization of intangible assets related to acquisitions	(2,057)	(2,076)
Non-compensation expenses from acquisition-related agreements	(125)	—
Adjusted non-compensation expenses	$86,444	$75,197

Income before income tax expense/(benefit):
Income before income tax expense/(benefit) – U.S. GAAP basis	$87,931	$29,433
Adjustments:
Investment (income)/loss related to noncontrolling interests	(4,865)	26,038
Non-compensation expenses related to noncontrolling interests	1,795	2,109
Compensation from acquisition-related agreements	6,818	8,888
Amortization of intangible assets related to acquisitions	2,057	2,076
Non-compensation expenses from acquisition-related agreements	125	—
Adjusted operating income	$93,861	$68,544

Income tax expense/(benefit):
Income tax expense/(benefit) – U.S. GAAP basis	$19,619	$(7,335)
Tax effect of adjustments:
Compensation from acquisition-related agreements	1,730	1,840
Amortization of intangible assets related to acquisitions	545	544
Non-compensation expenses from acquisition-related agreements	33	—
Adjusted income tax expense/(benefit)	$21,927	$(4,951)

Net income attributable to Piper Sandler Companies:
Net income attributable to Piper Sandler Companies – U.S. GAAP basis	$65,242	$64,915
Adjustments:
Compensation from acquisition-related agreements	5,088	7,048
Amortization of intangible assets related to acquisitions	1,512	1,532
Non-compensation expenses from acquisition-related agreements	92	—
Adjusted net income attributable to Piper Sandler Companies	$71,934	$73,495

Piper Sandler Companies | 44

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2026	2025
Earnings per diluted common share (1):
Earnings per diluted common share – U.S. GAAP basis	$0.92	$0.91
Adjustment for inclusion of unvested acquisition-related stock	(0.01)	(0.01)
	$0.91	$0.90
Adjustments:
Compensation from acquisition-related agreements	0.07	0.10
Amortization of intangible assets related to acquisitions	0.02	0.02
Non-compensation expenses from acquisition-related agreements	—	—
Adjusted earnings per diluted common share	$1.00	$1.02

Weighted average diluted common shares outstanding (1):
Weighted average diluted common shares outstanding – U.S. GAAP basis	71,235	71,150
Adjustment:
Unvested acquisition-related restricted stock with service conditions	402	699
Adjusted weighted average diluted common shares outstanding	71,637	71,849
(1)Common shares and per common share information have been adjusted to reflect the four-for-one forward split of common stock. See Note 1 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

We believe that of our significant accounting policies, the following are our critical accounting policies and estimates:

•Valuation of Financial Instruments
•Stock-Based Compensation Plans
•Income Taxes

See the "Critical Accounting Policies and Estimates" section and Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 for further information on our critical accounting policies and estimates.

Piper Sandler Companies | 45

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

Our dividend policy is intended to return between 30 percent and 50 percent of our fiscal year adjusted net income to shareholders. Our board of directors determines the declaration and payment of dividends and is free to change our dividend policy at any time. Our board of directors declared the following dividends on shares of our common stock:

	Dividend
Declaration Date	Per Share (1)	Record Date	Payment Date
Related to 2024:
January 31, 2025 (2)	0.7500	March 4, 2025	March 14, 2025
Related to 2025:
January 31, 2025	0.1625	March 4, 2025	March 14, 2025
May 2, 2025	0.1625	May 30, 2025	June 13, 2025
August 1, 2025	0.1750	August 29, 2025	September 12, 2025
October 31, 2025	0.1750	November 25, 2025	December 12, 2025
February 6, 2026 (2)	1.2500	March 3, 2026	March 13, 2026
Related to 2026:
February 6, 2026	0.1750	March 3, 2026	March 13, 2026
May 1, 2026	0.2000	May 29, 2026	June 12, 2026
(1)Dividends per share has been adjusted to reflect the four-for-one forward split of common stock. See Note 1 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(2)Represents a special cash dividend.

As part of our capital management strategy, we repurchase our common stock over time in order to offset the dilutive effect of our employee stock-based compensation awards and our grants of acquisition-related restricted stock, as well as to return capital to shareholders.

Effective February 5, 2025, our board of directors authorized the repurchase of up to $150.0 million in common shares through December 31, 2026. During the three months ended March 31, 2026, we repurchased 425,148 shares of our common stock at an average price of $77.73 per share for an aggregate purchase price of $33.0 million related to this authorization. At March 31, 2026, we had $88.5 million remaining under this authorization.

Piper Sandler Companies | 46

We also purchase shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. During the first quarter of 2026, we purchased 458,656 shares of our common stock at an average price of $80.33 per share for an aggregate purchase price of $36.8 million for these purposes.

Common Stock Split
On March 23, 2026, we effected a four-for-one forward split of our common stock ("Stock Split") through the filing of an amendment to our amended and restated certificate of incorporation, which was accompanied by a proportionate increase in the number of shares of our authorized common stock. Our common stock began trading on the split-adjusted basis at the start of trading on March 24, 2026. All share and per share amounts presented herein have been retrospectively adjusted to reflect the impact of the Stock Split.

Leverage
The following table presents total assets, adjusted assets, total shareholders' equity and tangible common shareholders' equity with the resulting leverage ratios:

	March 31,	December 31,
(Dollars in thousands)	2026	2025
Total assets	$2,130,063	$2,592,646
Deduct: Goodwill and intangible assets	(417,940)	(418,856)
Deduct: Right-of-use lease assets	(60,474)	(64,004)
Deduct: Assets attributable to noncontrolling interests	(218,068)	(217,726)
Adjusted assets	$1,433,581	$1,892,060

Total shareholders' equity	$1,557,859	$1,582,793
Deduct: Goodwill and intangible assets	(417,940)	(418,856)
Deduct: Noncontrolling interests	(216,023)	(211,786)
Tangible common shareholders' equity	$923,896	$952,151

Leverage ratio (1)	1.4	1.6
Adjusted leverage ratio (2)	1.6	2.0
(1)Leverage ratio equals total assets divided by total shareholders' equity.
(2)Adjusted leverage ratio equals adjusted assets divided by tangible common shareholders' equity.

Adjusted assets and tangible common shareholders' equity are non-GAAP financial measures. Goodwill and intangible assets are subtracted from total assets and total shareholders' equity in determining adjusted assets and tangible common shareholders' equity, respectively, as we believe that goodwill and intangible assets do not constitute operating assets that can be deployed in a liquid manner. Right-of-use lease assets are also subtracted from total assets in determining adjusted assets as these are not operating assets that can be deployed in a liquid manner. Amounts attributable to noncontrolling interests are subtracted from total assets and total shareholders' equity in determining adjusted assets and tangible common shareholders' equity, respectively, as they represent assets and equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Sandler Companies. We view the resulting measure of adjusted leverage, also a non-GAAP financial measure, as a more relevant measure of financial risk when comparing financial services companies. Our adjusted leverage ratio decreased from December 31, 2025, primarily due to a decline in cash and cash equivalents driven by the payment of annual incentive compensation in the first quarter of 2026.

Piper Sandler Companies | 47

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

Pershing Clearing Arrangement
We have established an arrangement to obtain financing from Pershing related to the majority of our trading activities. Under our fully disclosed clearing agreement, all of our securities inventories with the exception of convertible securities, and all of our customer activities are held by or cleared through Pershing. Financing under this arrangement is secured primarily by securities, and collateral limitations could reduce the amount of funding available under this arrangement. We may accommodate non-standard settlement timeframes for our clients, which can impact our funding and collateral balances. Our clearing arrangement activities are recorded net of trading activity and reported within receivables from or payables to brokers, dealers and clearing organizations. The funding is at the discretion of Pershing (i.e., uncommitted) and could be denied without a notice period. Our fully disclosed clearing agreement includes a covenant requiring Piper Sandler & Co., our U.S. broker dealer subsidiary, to maintain excess net capital of $120 million. At March 31, 2026, we had $4.1 million of financing outstanding under this arrangement.

Clearing Arrangement with Bank Financing
We have established a financing arrangement with a U.S. branch of Canadian Imperial Bank of Commerce ("CIBC") related to our convertible securities inventories. Under this arrangement, our convertible securities inventories are cleared through a broker dealer affiliate of CIBC and held by CIBC. We generally economically hedge changes in the market value of our convertible securities inventories using the underlying common stock or the stock options of the underlying common stock. Financing under this arrangement is secured primarily by convertible securities and collateral limitations could reduce the amount of funding available. The funding is at the discretion of CIBC (i.e., uncommitted) and could be denied subject to a notice period. This arrangement is reported within receivables from or payables to brokers, dealers and clearing organizations, net of trading activity. At March 31, 2026, we had $29.9 million of financing outstanding under this arrangement.

Unsecured Revolving Credit Facility
We have an unsecured $120 million revolving credit facility with U.S. Bank N.A. The credit agreement will terminate on December 20, 2028, unless otherwise terminated. At March 31, 2026, there were $10.0 million of advances against this credit facility.

This credit facility includes customary events of default and covenants that, among other things, require Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, limit our leverage ratio, require maintenance of a minimum ratio of operating cash flow to fixed charges, and impose certain limitations on our ability to make acquisitions and make payments on our capital stock. At March 31, 2026, we were in compliance with all covenants.

Piper Sandler Companies | 48

Secured Revolving Credit Facility
We have a $30 million revolving credit facility with Huntington Bancshares Incorporated related to our private capital advisory business. Advances under this facility are secured by certain installment fee receivables. The credit agreement will terminate on August 23, 2027, unless otherwise terminated. At March 31, 2026, there were $5.0 million of advances against this credit facility.

This credit facility includes customary events of default and covenants that, among other things, require Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, limit our leverage ratio, require maintenance of a minimum fixed charge coverage ratio, and impose certain limitations on our ability to make acquisitions and make payments on our capital stock. At March 31, 2026, we were in compliance with all covenants.

Average Funding Balances Outstanding and Maximum Daily Funding By Quarter
The following table presents the average balances outstanding for our various funding sources by quarter for 2026 and 2025:

	Average Balance for the Three Months Ended
(Amounts in millions)	Mar. 31, 2026	Dec. 31, 2025	Sept. 30, 2025	June 30, 2025	Mar. 31, 2025
Funding source
Pershing clearing arrangement	$4.7	$10.3	$5.3	$80.9	$9.7
Clearing arrangement with bank financing	34.5	58.4	46.9	57.9	51.9
Unsecured revolving credit facility	10.0	10.0	10.0	10.0	10.0
Secured revolving credit facility	5.0	5.0	5.0	5.0	1.2
Total	$54.2	$83.7	$67.2	$153.8	$72.8

The average funding in the first quarter of 2026 decreased to $54.2 million, compared with $83.7 million during the fourth quarter of 2025 and $72.8 million during the first quarter of 2025, primarily due to a decrease in borrowings on our clearing arrangement with bank financing.

The following table presents the maximum daily funding amount by quarter for 2026 and 2025:

(Amounts in millions)	2026	2025
First Quarter	$211.7	$574.2
Second Quarter		615.5
Third Quarter		276.1
Fourth Quarter		305.2

Piper Sandler Companies | 49

Capital Requirements
As a registered broker dealer and member firm of the Financial Industry Regulatory Authority, Inc. ("FINRA"), Piper Sandler & Co. is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule which requires that we maintain minimum net capital of $1.0 million. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain approvals, notifications and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. At March 31, 2026, our net capital under the SEC's uniform net capital rule was $276.1 million, and exceeded the minimum net capital required under the SEC rule by $275.1 million.

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

At March 31, 2026, Piper Sandler Ltd., our broker dealer subsidiary registered in the U.K., was subject to, and was in compliance with, the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority pursuant to the Financial Services Act of 2012.

Aviditi Capital Advisors Europe GmbH, a European subsidiary, is authorized and regulated by the Federal Financial Supervisory Authority ("BaFin") as a tied agent of AHP Capital Management GmbH, a third-party financial institution.

Piper Sandler MENA Ltd, an Abu Dhabi Global Market ("ADGM") subsidiary, is authorized and regulated by the ADGM Financial Services Regulatory Authority. As of March 31, 2026, Piper Sandler MENA Ltd was in compliance with the capital requirements of the ADGM Financial Services Regulatory Authority.
Piper Sandler Companies | 50

OFF-BALANCE SHEET ARRANGEMENTS
In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes the notional contract value of our off-balance sheet arrangements for the periods presented:

	Expiration Per Period						Total Contractual Amount
	Remainder of			2029	2031		March 31,	December 31,
(Amounts in thousands)	2026	2027	2028	- 2030	- 2032	Later	2026	2025
Customer matched-book derivative contracts (1) (2)	$60,000	$21,986	$—	$20,222	$—	$262,550	$364,758	$355,129
Trading securities derivative contracts (1)	171,180	50,080	—	6,500	—	—	227,760	236,400
Investment commitments (3)	—	—	—	—	—	—	28,091	30,884
(1)We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At March 31, 2026 and December 31, 2025, the net fair value of these derivative contracts approximated $3.2 million and $4.0 million, respectively.
(2)We have three counterparties (contractual amount of $72.4 million at March 31, 2026) who are not required to post collateral. The uncollateralized amounts, representing the fair value of the derivative contracts, expose us to the credit risk of these counterparties. At March 31, 2026, we had $4.4 million of credit exposure with these counterparties, including $3.9 million of credit exposure with one counterparty.
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

Investment Commitments
We have investments, including those made as part of our alternative asset management activities, in limited partnerships or limited liability companies that make direct or indirect equity or debt investments in companies. We commit capital and/or act as the managing partner of these entities. We have committed capital of $28.1 million to certain entities and these commitments generally have no specified call dates.

Piper Sandler Companies | 51

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

The audit committee of the board of directors oversees management's processes for identifying and evaluating our major risks, and the policies, procedures and practices employed by management to govern its risk assessment and risk management processes. The nominating and governance committee of the board of directors oversees the board of directors' committee structures and functions as they relate to the various committees' responsibilities with respect to oversight of our major risk exposures. With respect to these major risk exposures, the audit committee is responsible for overseeing management's monitoring and control of our major risk exposures relating to market risk, credit risk, liquidity risk, legal and regulatory risk, operational risk (including cybersecurity, as further described in Part I, Item 1C "Cybersecurity" in our Annual Report on Form 10-K for the year ended December 31, 2025), and human capital risk relating to misconduct, fraud, and legal and compliance matters. Our compensation committee is responsible for overseeing management's monitoring and control of our major risk exposures relating to compensation, organizational structure, and succession. Our board of directors is responsible for overseeing management's monitoring and control of our major risk exposures related to our corporate strategy. Our Chief Executive Officer and Chief Financial Officer meet with the audit committee on a quarterly basis to discuss our market, liquidity, and legal and regulatory risks, and provide updates to the board of directors, audit committee, and compensation committee concerning the other major risk exposures on a regular basis.

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
Piper Sandler Companies | 52

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

We estimate that a parallel 50 basis point adverse change in the market would result in a decrease of approximately $0.4 million in the carrying value of our fixed income securities inventory as of March 31, 2026, including the effect of the hedging transactions.

We also measure and monitor the aging and turnover of our long fixed income securities inventory. Turnover is evaluated based on a five-day average by category of security. The vast majority of our fixed income securities inventory generally turns over within three weeks.

In addition to the measures discussed above, we monitor and manage market risk exposure through evaluation of spread DV01 and the Municipal Market Data ("MMD") basis risk for municipal securities to movements in U.S. treasury securities. All metrics are aggregated by asset concentration and are used for monitoring limits and exception approvals. In times of market volatility, we may also perform ad hoc stress tests and scenario analysis as market conditions dictate.

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

Piper Sandler Companies | 53

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

A key tenet of our risk management procedures related to credit risk is the daily monitoring of the credit quality of our long fixed income securities inventory. These rating trends and the credit quality mix are regularly reviewed with the executive financial risk committee. The following table summarizes the credit rating for our long corporate fixed income securities, taxable and tax-exempt municipal securities, and U.S. government and agency securities as a percentage of the total of these asset classes as of March 31, 2026:

	AAA	AA	A	BBB	BB	Not Rated
Corporate fixed income securities	—%	—%	2.0%	0.3%	—%	0.9%
Taxable and tax-exempt municipal securities	7.3	46.7	8.1	—	—	3.2
U.S. government and agency securities	—	31.5	—	—	—	—
	7.3%	78.2%	10.1%	0.3%	—%	4.1%

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

Piper Sandler Companies | 54

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

Within our customer matched-book derivative portfolio, we have concentrated counterparty credit exposure with three non-publicly rated entities totaling $4.4 million at March 31, 2026. This counterparty credit exposure relates to our public finance business and consists primarily of interest rate swaps. One derivative counterparty represented 89.0 percent, or $3.9 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

Our operations rely on secure processing, storage and transmission of confidential and other information in our internal and outsourced computer systems and networks. Our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code, internal misconduct or inadvertent errors and other events that could have an information security impact. The occurrence of one or more of these events could jeopardize our or our clients' or counterparties' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients', our counterparties' or third parties' operations. We take protective measures and endeavor to modify them as circumstances warrant. A further discussion of our procedures for cybersecurity risk management is included in Part I, Item 1C "Cybersecurity" in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Piper Sandler Companies | 55

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

Piper Sandler Companies | 56

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

During the first quarter of our fiscal year ending December 31, 2026, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings.
The discussion of our legal proceedings contained in Note 12 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.
The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

There have been no material changes to the risk factors disclosed under Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025.

Piper Sandler Companies | 57

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The table below sets forth the information with respect to purchases made by or on behalf of Piper Sandler Companies or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the quarter ended March 31, 2026.

				Total Number of Shares	Approximate Dollar
	Total Number		Average Price	Purchased as Part of	Value of Shares Yet to be
	of Shares		Paid per	Publicly Announced	Purchased Under the
Period	Purchased (1)		Share (1)	Plans or Programs (1)	Plans or Programs (2)
Month #1
January 1, 2026 to
January 31, 2026	63,840		$90.54	63,840	$115.8	million
Month #2
February 1, 2026 to
February 28, 2026	545,244	(3)	$80.48	86,588	$108.7	million
Month #3
March 1, 2026 to
March 31, 2026	274,720		$73.64	274,720	$88.5	million
Total	883,804		$79.08	425,148	$88.5	million

(1)
Common shares and per common share information have been adjusted to reflect the four-for-one forward split of common stock. See Note 1 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(2)	Effective February 5, 2025, our board of directors authorized the repurchase of up to $150.0 million of common stock through December 31, 2026.
(3)
Consists of 86,588 shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent at an average price of $81.25 per share, and 458,656 shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price of $80.33 per share.

Item 3. Defaults Upon Senior Securities.
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Piper Sandler Companies | 58

Item 6. Exhibits.

Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed May 18, 2023).
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed March 23, 2026).
3.3	Amended and Restated Bylaws (as of February 9, 2023) (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed February 10, 2023).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer. *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. *
32.1	Section 1350 Certifications. **
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. *

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL and included in Exhibit 101. *
*    Filed herewith.
**    This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Piper Sandler Companies | 59

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIPER SANDLER COMPANIES

Date:	May 7, 2026	By	/s/ Chad R. Abraham
		Name	Chad R. Abraham
		Its	Chairman and Chief Executive Officer

Date:	May 7, 2026	By	/s/ Katherine P. Clune
		Name	Katherine P. Clune
		Its	Chief Financial Officer