Form 10-Q
period 2026-06-30
PIPER SANDLER COMPANIES
filed 2026-08-05
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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
Yes  ☐ No  ☑
As of July 29, 2026, the registrant had 70,670,291 shares of Common Stock outstanding.

Part I.    Financial Information
Part II.    Other Information
Piper Sandler Companies | 2

Part I. Financial Information
Item 1. Financial Statements.

Piper Sandler Companies | 3

Piper Sandler Companies
Consolidated Statements of Financial Condition

	June 30,	December 31,
	2026	2025
(Amounts in thousands, except share data)	(Unaudited)
Assets
Cash and cash equivalents	$304,231	$809,415
Receivables from brokers, dealers and clearing organizations	205,275	53,612

Financial instruments and other inventory positions owned:
Financial instruments and other inventory positions owned	462,844	435,204
Financial instruments and other inventory positions owned and pledged as collateral	95,240	67,066
Total financial instruments and other inventory positions owned	558,084	502,270

Investments (including noncontrolling interests of $195,032 and $216,838, respectively)	307,238	322,518
Fixed assets (net of accumulated depreciation and amortization of $98,277 and $89,312, respectively)	77,538	77,329
Right-of-use lease assets	122,488	64,004
Goodwill	319,258	319,258
Intangible assets (net of accumulated amortization of $174,889 and $170,774, respectively)	96,624	99,598
Net deferred income tax assets	147,102	156,124
Other assets	189,018	188,518
Total assets	$2,326,856	$2,592,646

Liabilities and Shareholders' Equity
Short-term financing	$15,000	$15,000
Payables to brokers, dealers and clearing organizations	2,000	22,358
Financial instruments and other inventory positions sold, but not yet purchased	80,545	48,514
Accrued compensation	400,033	702,847
Accrued lease liabilities	160,009	101,351
Other liabilities and accrued expenses	101,845	119,783
Total liabilities	759,432	1,009,853

Shareholders' equity (1):
Common stock, $0.01 par value:
Shares authorized: 400,000,000;
Shares issued: 78,131,703 and 78,250,916, respectively;
Shares outstanding: 67,549,449 and 67,483,432, respectively	779	779
Additional paid-in capital	1,010,866	957,145
Retained earnings	733,988	728,931
Less: Common stock held in treasury, at cost: 10,582,254 shares and 10,767,484 shares, respectively	(374,580)	(318,581)
Accumulated other comprehensive income	1,696	2,733
Total common shareholders' equity	1,372,749	1,371,007
Noncontrolling interests	194,675	211,786
Total shareholders' equity	1,567,424	1,582,793

Total liabilities and shareholders' equity	$2,326,856	$2,592,646
(1)Common shares information and additional paid-in capital have been adjusted to reflect the four-for-one forward split of common stock, as discussed in Note 1.
See Notes to the Consolidated Financial Statements
Piper Sandler Companies | 4

Piper Sandler Companies
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2026	2025	2026	2025
Revenues
Investment banking	$361,527	$280,994	$709,717	$557,258
Institutional brokerage	111,532	114,465	222,377	216,389
Interest income	9,104	7,947	20,750	17,910
Investment income/(loss)	14,091	(4,829)	18,555	(34,426)
Total revenues	496,254	398,577	971,399	757,131
Interest expense	739	1,799	1,475	3,081
Net revenues	495,515	396,778	969,924	754,050

Non-interest expenses
Compensation and benefits	308,709	258,216	604,766	506,673
Occupancy and equipment	19,612	17,442	37,677	35,669
Outside services	16,776	20,920	30,493	36,391
Communications	15,885	14,944	30,795	30,385
Marketing and business development	15,883	13,869	31,034	28,742
Trade execution and clearance	5,414	4,701	10,451	9,875
Restructuring and integration costs	—	4,998	—	4,998
Intangible asset amortization	2,058	2,147	4,115	4,223
Other operating expenses	10,743	10,617	32,227	18,737
Total non-interest expenses	395,080	347,854	781,558	675,693

Income before income tax expense	100,435	48,924	188,366	78,357
Income tax expense	30,338	17,169	49,957	9,834
Net income	70,097	31,755	138,409	68,523
Net income/(loss) attributable to noncontrolling interests	2,252	(10,427)	5,322	(38,574)
Net income attributable to Piper Sandler Companies	$67,845	$42,182	$133,087	$107,097

Earnings per common share (1)
Basic	$1.00	$0.63	$1.96	$1.62
Diluted	$0.95	$0.59	$1.87	$1.51

Dividends declared per common share (1)	$0.20	$0.16	$1.63	$1.08

Weighted average number of common shares outstanding (1)
Basic	67,698	66,812	67,769	66,166
Diluted	71,241	70,903	71,237	71,030
(1)Common shares and per common share information have been adjusted to reflect the four-for-one forward split of common stock, as discussed in Note 1.
See Notes to the Consolidated Financial Statements
Piper Sandler Companies | 5

Piper Sandler Companies
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2026	2025	2026	2025
Net income	$70,097	$31,755	$138,409	$68,523
Other comprehensive income/(loss), net of tax — Foreign currency translation adjustment	(62)	3,562	(1,037)	4,698
Comprehensive income	70,035	35,317	137,372	73,221
Comprehensive income/(loss) attributable to noncontrolling interests	2,252	(10,427)	5,322	(38,574)
Comprehensive income attributable to Piper Sandler Companies	$67,783	$45,744	$132,050	$111,795
See Notes to the Consolidated Financial Statements

Piper Sandler Companies | 6

Piper Sandler Companies
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

						Accumulated	Total
	Common		Additional			Other	Common		Total
(Amounts in thousands,	Shares	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
except share amounts)	Outstanding (1)	Stock (1)	Capital (1)	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Balance at December 31, 2025	67,483,432	$779	$957,145	$728,931	$(318,581)	$2,733	$1,371,007	$211,786	$1,582,793
Net income	—	—	—	65,242	—	—	65,242	3,070	68,312
Dividends declared	—	—	—	(113,633)	—	—	(113,633)	—	(113,633)
Amortization/issuance of restricted stock (2)	—	—	89,252	—	—	—	89,252	—	89,252
Repurchase of common stock through share repurchase program	(425,148)	—	—	—	(33,046)	—	(33,046)	—	(33,046)
Issuance of treasury shares for options exercised	20,960	—	(113)	—	632	—	519	—	519
Issuance of treasury shares for restricted stock vestings	1,232,616	—	(41,719)	—	41,719	—	—	—	—
Repurchase of common stock from employees	(458,656)	—	—	—	(36,843)	—	(36,843)	—	(36,843)
Shares reserved/issued for director compensation	4,357	—	313	—	—	—	313	—	313
Other comprehensive loss	—	—	—	—	—	(975)	(975)	—	(975)
Fund capital contributions, net	—	—	—	—	—	—	—	1,167	1,167
Balance at March 31, 2026	67,857,561	$779	$1,004,878	$680,540	$(346,119)	$1,758	$1,341,836	$216,023	$1,557,859
Net income	—	—	—	67,845	—	—	67,845	2,252	70,097
Dividends declared	—	—	—	(14,397)	—	—	(14,397)	—	(14,397)
Amortization/issuance of restricted stock (2)	—	—	7,632	—	—	—	7,632	—	7,632
Repurchase of common stock through share repurchase program	(385,508)	—	—	—	(30,546)	—	(30,546)	—	(30,546)
Issuance of treasury shares for restricted stock vestings	71,864	—	(2,506)	—	2,506	—	—	—	—
Repurchase of common stock from employees	(5,338)	—	—	—	(421)	—	(421)	—	(421)
Shares reserved/issued for director compensation	10,870	—	862	—	—	—	862	—	862
Other comprehensive loss	—	—	—	—	—	(62)	(62)	—	(62)
Fund capital distributions, net	—	—	—	—	—	—	—	(23,600)	(23,600)
Balance at June 30, 2026	67,549,449	$779	$1,010,866	$733,988	$(374,580)	$1,696	$1,372,749	$194,675	$1,567,424

Continued on next page
Piper Sandler Companies | 7

Piper Sandler Companies
Consolidated Statements of Changes in Shareholders' Equity - Continued (Unaudited)

						Accumulated	Total
	Common		Additional			Other	Common		Total
(Amounts in thousands,	Shares	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
except share amounts)	Outstanding (1)	Stock (1)	Capital (1)	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Balance at December 31, 2024	64,446,892	$779	$981,140	$561,746	$(314,656)	$(1,179)	$1,227,830	$187,943	$1,415,773
Net income/(loss)	—	—	—	64,915	—	—	64,915	(28,147)	36,768
Dividends declared	—	—	—	(70,261)	—	—	(70,261)	—	(70,261)
Amortization/issuance of restricted stock (2)	—	—	68,664	—	—	—	68,664	—	68,664
Issuance of treasury shares for options exercised	60,000	—	16	—	1,469	—	1,485	—	1,485
Issuance of treasury shares for restricted stock vestings	2,616,192	—	(63,105)	—	63,105	—	—	—	—
Repurchase of common stock from employees	(1,064,240)	—	—	—	(80,629)	—	(80,629)	—	(80,629)
Shares reserved/issued for director compensation	5,276	—	333	—	—	—	333	—	333
Other comprehensive income	—	—	—	—	—	1,136	1,136	—	1,136
Fund capital contributions, net	—	—	—	—	—	—	—	4,841	4,841
Balance at March 31, 2025	66,064,120	$779	$987,048	$556,400	$(330,711)	$(43)	$1,213,473	$164,637	$1,378,110
Net income/(loss)	—	—	—	42,182	—	—	42,182	(10,427)	31,755
Dividends declared	—	—	—	(17,087)	—	—	(17,087)	—	(17,087)
Amortization/issuance of restricted stock (2)	—	—	7,927	—	—	—	7,927	—	7,927
Repurchase of common stock through share repurchase program	(267,032)	—	—	—	(16,573)	—	(16,573)	—	(16,573)
Issuance of treasury shares for restricted stock vestings	1,053,192	—	(28,726)	—	28,726	—	—	—	—
Repurchase of common stock from employees	(71,400)	—	—	—	(4,316)	—	(4,316)	—	(4,316)
Shares reserved/issued for director compensation	11,424	—	725	—	—	—	725	—	725
Other comprehensive income	—	—	—	—	—	3,562	3,562	—	3,562
Fund capital contributions, net	—	—	—	—	—	—	—	15,311	15,311
Balance at June 30, 2025	66,790,304	$779	$966,974	$581,495	$(322,874)	$3,519	$1,229,893	$169,521	$1,399,414
(1)Common shares information and additional paid-in capital have been adjusted to reflect the four-for-one forward split of common stock, as discussed in Note 1.
(2)Includes amortization of restricted stock issued in conjunction with the Company's acquisitions.
See Notes to the Consolidated Financial Statements
Piper Sandler Companies | 8

Piper Sandler Companies
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(Amounts in thousands)	2026	2025
Operating Activities
Net income	$138,409	$68,523
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of fixed assets	9,619	8,294
Deferred income taxes	9,022	22,700
Stock-based compensation	56,788	52,425
Amortization of intangible assets	4,115	4,223
Amortization of forgivable loans	14,578	10,359
Decrease/(increase) in operating assets:
Receivables from brokers, dealers and clearing organizations	(151,663)	7,712
Net financial instruments and other inventory positions owned	(23,783)	(76,104)
Investments	15,280	16,768
Other assets	(74,039)	(40,779)
Increase/(decrease) in operating liabilities:
Payables to brokers, dealers and clearing organizations	(20,358)	269
Accrued compensation	(261,149)	(239,052)
Other liabilities and accrued expenses	27,716	(10,419)
Net cash used in operating activities	(255,465)	(175,081)

Investing Activities
Business acquisitions, net of cash acquired	(1,152)	—
Purchases of fixed assets, net	(9,943)	(25,364)
Net cash used in investing activities	(11,095)	(25,364)

Financing Activities
Net change in short-term financing	—	5,000
Payment of cash dividends	(114,564)	(87,348)
Increase/(decrease) in noncontrolling interests	(22,433)	20,152
Repurchase of common stock	(100,856)	(101,518)
Proceeds from stock option exercises	519	1,485
Net cash used in financing activities	(237,334)	(162,229)

Currency adjustment:
Effect of exchange rate changes on cash	(1,290)	3,163

Net decrease in cash and cash equivalents	(505,184)	(359,511)

Cash and cash equivalents at beginning of period	809,415	482,834
Cash and cash equivalents at end of period	$304,231	$123,323

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,490	$3,025
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

Comparative amounts have been reclassified to conform with the current period presentation. This reclassification had no impact on sub-totals or totals on the consolidated statements of operations, including total non-interest expenses. This change had no impact on the consolidated statements of financial condition, consolidated statements of comprehensive income, consolidated statements of changes in shareholders' equity or consolidated statements of cash flows. The following tables present the effects of the change in presentation within the consolidated statements of operations:

	Three Months Ended
	June 30, 2025
(Amounts in thousands)	As Previously Reported	Adjustment	As Adjusted
Non-interest expenses
Compensation and benefits	$258,216	$—	$258,216
Occupancy and equipment	17,442	—	17,442
Outside services	16,789	4,131	20,920
Communications	14,255	689	14,944
Marketing and business development	11,813	2,056	13,869
Deal-related expenses	11,746	(11,746)	—
Trade execution and clearance	4,701	—	4,701
Restructuring and integration costs	4,998	—	4,998
Intangible asset amortization	2,147	—	2,147
Other operating expenses	5,747	4,870	10,617
Total non-interest expenses	$347,854	$—	$347,854

	Six Months Ended
	June 30, 2025
(Amounts in thousands)	As Previously Reported	Adjustment	As Adjusted
Non-interest expenses
Compensation and benefits	$506,673	$—	$506,673
Occupancy and equipment	35,669	—	35,669
Outside services	31,507	4,884	36,391
Communications	29,034	1,351	30,385
Marketing and business development	25,287	3,455	28,742
Deal-related expenses	17,208	(17,208)	—
Trade execution and clearance	9,875	—	9,875
Restructuring and integration costs	4,998	—	4,998
Intangible asset amortization	4,223	—	4,223
Other operating expenses	11,219	7,518	18,737
Total non-interest expenses	$675,693	$—	$675,693

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

Targeted Improvements to the Accounting for Internal-Use Software
In September 2025, the FASB issued ASU No. 2025-06, "Targeted Improvements to the Accounting for Internal-Use Software" ("ASU 2025-06"). This guidance updates the accounting for costs related to internal-use software, including clarification of the threshold entities apply to begin capitalizing costs. ASU 2025-06 is effective for annual and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact of ASU 2025-06 on its consolidated financial statements.

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

Piper Sandler Companies | 12

Piper Sandler Companies
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 5 | RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

	June 30,	December 31,
(Amounts in thousands)	2026	2025
Receivables from brokers, dealers and clearing organizations
Receivable from clearing organizations	$187,512	$33,482
Receivable from brokers and dealers	17,763	20,130
Total receivables from brokers, dealers and clearing organizations	$205,275	$53,612

Payables to brokers, dealers and clearing organizations
Payable to brokers and dealers	$2,000	$22,358
Total payables to brokers, dealers and clearing organizations	$2,000	$22,358

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

Piper Sandler Companies | 15

Piper Sandler Companies
Notes to the Consolidated Financial Statements (Unaudited)

The following table summarizes the valuation of the Company's financial instruments by pricing observability levels defined in FASB Accounting Standards Codification Topic 820, "Fair Value Measurement" ("ASC 820") as of June 30, 2026:

				Counterparty
				and Cash
				Collateral
(Amounts in thousands)	Level I	Level II	Level III	Netting (1)	Total
Assets
Financial instruments and other inventory positions owned:
Corporate securities:
Convertible securities	$—	$147,513	$—	$—	$147,513
Fixed income securities	—	9,677	—	—	9,677
Municipal securities:
Taxable securities	—	26,132	—	—	26,132
Tax-exempt securities	—	126,827	—	—	126,827
Short-term securities	—	39,095	—	—	39,095
Asset-backed securities	—	133,356	—	—	133,356
U.S. government agency securities	—	63,341	—	—	63,341
U.S. government securities	6,763	—	—	—	6,763
Derivative contracts	—	4,894	4,056	(3,570)	5,380
Total financial instruments and other inventory positions owned	6,763	550,835	4,056	(3,570)	558,084

Cash equivalents	270,026	—	—	—	270,026
Investments at fair value (2)	90,131	—	195,756	—	285,887
Total assets	$366,920	$550,835	$199,812	$(3,570)	$1,113,997

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$56,262	$—	$—	$—	$56,262
Fixed income securities	—	2,481	—	—	2,481
U.S. government securities	20,177	—	—	—	20,177
Derivative contracts	—	3,394	4,461	(6,230)	1,625
Total financial instruments and other inventory positions sold, but not yet purchased	$76,439	$5,875	$4,461	$(6,230)	$80,545
(1)Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.
(2)Includes noncontrolling interests of $195.0 million attributable to unrelated third-party ownership in consolidated alternative asset management funds, of which $154.4 million is classified as Level III.

At June 30, 2026, the Company's Level I investments at fair value included $18.6 million of equity securities subject to contractual sale restrictions, of which $15.8 million will expire in the fourth quarter of 2026 and $2.8 million will expire in the first quarter of 2027.
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

Piper Sandler Companies | 17

Piper Sandler Companies
Notes to the Consolidated Financial Statements (Unaudited)

The following tables summarize the changes in fair value associated with Level III financial instruments held at the beginning or end of the periods presented:

	Level III
	Assets		Liabilities
(Amounts in thousands)	Derivative Contracts	Investments at Fair Value	Derivative Contracts
Balance at March 31, 2026	$4,488	$212,376	$5,246
Purchases	—	6,062	—
Sales	—	(6,959)	—
Settlements	(1,086)	—	(3,589)
Transfers in (1)	—	—	—
Transfers out (2)	—	(7,349)	—
Total realized and unrealized gains/(losses)	654	(8,374)	2,804
Balance at June 30, 2026	$4,056	$195,756	$4,461

Balance at March 31, 2025	$4,356	$166,264	$2,278
Purchases	—	23,001	—
Sales	—	—	—
Settlements	(1,403)	—	(1,553)
Transfers in (1)	—	—	—
Transfers out (2)	—	—	—
Total realized and unrealized gains/(losses)	2,570	(4,063)	3,645
Balance at June 30, 2025	$5,523	$185,202	$4,370

Unrealized gains/(losses) for assets/liabilities held at:
June 30, 2026	$2,504	$(12,034)	$3,627
June 30, 2025	$2,125	$(4,063)	$3,109

Continued on next page
Piper Sandler Companies | 18

Piper Sandler Companies
Notes to the Consolidated Financial Statements (Unaudited)

	Level III
	Assets		Liabilities
(Amounts in thousands)	Derivative Contracts	Investments at Fair Value	Derivative Contracts
Balance at December 31, 2025	$2,352	$217,966	$6,534
Purchases	—	7,345	—
Sales	—	(13,238)	—
Settlements	(1,780)	—	(6,071)
Transfers in (1)	—	—	—
Transfers out (2)	—	(7,349)	—
Total realized and unrealized gains/(losses)	3,484	(8,968)	3,998
Balance at June 30, 2026	$4,056	$195,756	$4,461

Balance at December 31, 2024	$1,819	$176,970	$991
Purchases	—	34,487	—
Sales	—	—	—
Settlements	(1,330)	—	(1,385)
Transfers in (1)	—	—	—
Transfers out (2)	—	(8,182)	—
Total realized and unrealized gains/(losses)	5,034	(18,073)	4,764
Balance at June 30, 2025	$5,523	$185,202	$4,370

Unrealized gains/(losses) for assets/liabilities held at:
June 30, 2026	$3,984	$(16,455)	$3,546
June 30, 2025	$4,532	$(18,073)	$4,016
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

Piper Sandler Companies | 19

Piper Sandler Companies
Notes to the Consolidated Financial Statements (Unaudited)

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company's Level III financial instruments as of June 30, 2026:

	Valuation			Weighted
	Technique	Unobservable Input	Range	Average (1)
Assets
Derivative contracts	Discounted cash flow	Premium over the MMD curve in basis points ("bps") (3)	0 - 28 bps	10.8 bps
Investments at fair value (2)	Market approach	Revenue multiple (3)	3 - 10 times	7.1 times
		EBITDA multiple (3)	10 - 19 times	14.8 times
		Equity value as multiple of independent financing value (3)	1 - 2 times	1.8 times
	Discounted cash flow	Discount rate (4)	15 - 25%	22.0%

Liabilities
Derivative contracts	Discounted cash flow	Premium over the MMD curve in bps (4)	0.7 - 36 bps	16.5 bps
(1)Unobservable inputs were weighted by the relative fair value of the financial instruments.
(2)As of June 30, 2026, the Company had $195.8 million of Level III investments at fair value, of which $62.2 million was valued based on a recent round of independent financing.
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

Piper Sandler Companies | 20

Piper Sandler Companies
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 7 | FINANCIAL INSTRUMENTS AND OTHER INVENTORY POSITIONS

	June 30,	December 31,
(Amounts in thousands)	2026	2025
Financial instruments and other inventory positions owned
Corporate securities:
Convertible securities	$147,513	$140,306
Fixed income securities	9,677	2,831
Municipal securities:
Taxable securities	26,132	33,021
Tax-exempt securities	126,827	125,419
Short-term securities	39,095	19,531
Asset-backed securities	133,356	92,472
U.S. government agency securities	63,341	82,666
U.S. government securities	6,763	201
Derivative contracts	5,380	5,823
Total financial instruments and other inventory positions owned	$558,084	$502,270

Financial instruments and other inventory positions sold, but not yet purchased
Corporate securities:
Equity securities	$56,262	$—
Fixed income securities	2,481	3,300
U.S. government securities	20,177	43,403
Derivative contracts	1,625	1,811
Total financial instruments and other inventory positions sold, but not yet purchased	$80,545	$48,514

At June 30, 2026 and December 31, 2025, financial instruments and other inventory positions owned in the amount of $95.2 million and $67.1 million, respectively, had been pledged as collateral for short-term financing arrangements.

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

	June 30, 2026			December 31, 2025
(Amounts in thousands)	Derivative	Derivative	Notional	Derivative	Derivative	Notional
Derivative Category	Assets (1)	Liabilities (2)	Amount	Assets (1)	Liabilities (2)	Amount
Interest rate:
Customer matched-book	$6,494	$4,424	$382,978	$7,033	$4,878	$355,129
Trading securities	2,456	3,431	379,747	1,063	5,695	236,400
	$8,950	$7,855	$762,725	$8,096	$10,573	$591,529
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

		Three Months Ended		Six Months Ended
(Amounts in thousands)		June 30,		June 30,
Derivative Category	Operations Category	2026	2025	2026	2025
Interest rate derivative contract	Investment banking	$(62)	$(25)	$(104)	$(25)
Interest rate derivative contract	Institutional brokerage	302	(995)	3,646	249
		$240	$(1,020)	$3,542	$224

Credit risk associated with the Company's derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company's derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company's financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The Company's derivative contracts are generally collateralized by its counterparties, who are major financial institutions. As of June 30, 2026, the Company had $3.9 million of uncollateralized credit exposure with three counterparties (notional contract amount of $72.4 million), including $3.5 million of uncollateralized credit exposure with one counterparty.

Piper Sandler Companies | 22

Piper Sandler Companies
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 8 | INVESTMENTS

	June 30,	December 31,
(Amounts in thousands)	2026	2025
Investments at fair value	$285,887	$305,473
Investments accounted for under the equity method	21,351	17,045
Total investments	307,238	322,518
Less: Investments attributable to noncontrolling interests (1)	(195,032)	(216,838)
Total investments attributable to Piper Sandler Companies	$112,206	$105,680
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

	June 30,	December 31,
(Amounts in thousands)	2026	2025
Assets
Cash and cash equivalents	$1,454	$249
Investments	240,907	268,121
Other assets	94	844
Total assets	$242,455	$269,214

Liabilities
Other liabilities and accrued expenses	$1,835	$7,990
Total liabilities	$1,835	$7,990

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

Nonconsolidated VIEs
The Company determined it is not the primary beneficiary of certain VIEs and, accordingly, does not consolidate them. These VIEs had net assets approximating $753.5 million and $777.0 million at June 30, 2026 and December 31, 2025, respectively. The Company's exposure to loss from these VIEs is $21.4 million, which is the carrying value of its capital contributions recorded in investments on the consolidated statements of financial condition at June 30, 2026. The Company had no liabilities related to these VIEs at June 30, 2026 and December 31, 2025. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of June 30, 2026.

Piper Sandler Companies | 24

Piper Sandler Companies
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 10 | OTHER ASSETS

	June 30,	December 31,
(Amounts in thousands)	2026	2025
Installment fee receivables	$39,798	$39,736
Fee receivables	51,304	48,129
Forgivable employee loans	64,844	60,437
Prepaid expenses	18,969	27,657
Other	14,103	12,559
Total other assets	$189,018	$188,518

The Company's installment fee receivables and forgivable employee loans are carried at amortized cost, which approximates fair value, and would be categorized as Level II assets in the fair value hierarchy if they were carried at fair value.

The allowance for credit losses was immaterial at June 30, 2026 and December 31, 2025.

NOTE 11 | SHORT-TERM FINANCING
Unsecured Revolving Credit Facility
The Company has an unsecured $120 million revolving credit facility with U.S. Bank N.A. The credit agreement will terminate on December 20, 2028, unless otherwise terminated. The interest rate is variable and based on either the federal funds rate or prime rate plus an applicable margin. This credit facility includes customary events of default and covenants that, among other things, require the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital of $120 million, limit the Company's leverage ratio, require maintenance of a minimum ratio of operating cash flow to fixed charges, and impose certain limitations on the Company's ability to make acquisitions and make payments on its capital stock. At June 30, 2026, there were $10.0 million of advances against this credit facility, with a weighted average interest rate of 5.63 percent. At December 31, 2025, there were $10.0 million of advances against this credit facility, with a weighted average interest rate of 5.64 percent.

Secured Revolving Credit Facility
The Company has a $30 million revolving credit facility with Huntington Bancshares Incorporated. Advances under this facility are secured by certain installment fee receivables. The credit agreement will terminate on August 23, 2027, unless otherwise terminated. The interest rate is variable and based on either the federal funds rate, prime rate, or SOFR plus an applicable margin. This credit facility includes customary events of default and covenants that, among other things, require the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital of $120 million, limit the Company's leverage ratio, require maintenance of a minimum fixed charge coverage ratio, and impose certain limitations on the Company's ability to make acquisitions and make payments on its capital stock. At June 30, 2026 and December 31, 2025, there were $5.0 million of advances against this credit facility, with a weighted average interest rate of 5.69 percent.

Piper Sandler Companies | 25

Piper Sandler Companies
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 12 | LEASES
The Company leases office space throughout the U.S. and in a limited number of foreign countries where its international operations reside. Aggregate minimum lease payments on an undiscounted basis for the Company's operating leases and a reconciliation to accrued lease liabilities included on the consolidated statements of financial condition as of June 30, 2026 were as follows:

(Amounts in thousands)
Remainder of 2026	$14,009
2027	28,547
2028	27,215
2029	25,351
2030	23,192
Thereafter	186,346
Total operating lease payments	304,660
Less: Tenant improvement allowances	(23,465)
Less: Present value discount	(121,186)
Total accrued lease liabilities	$160,009

The following table summarizes the Company's operating lease costs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in millions)	2026	2025	2026	2025
Operating lease costs	$6.2	$6.0	$11.6	$12.5

Other information related to the Company's operating leases is as follows:

	Six Months Ended
	June 30,
(Amounts in millions)	2026	2025
Cash paid for lease liabilities	$13.0	$13.5
ROU lease assets obtained in exchange for lease liabilities (i.e., new leases and amendments commenced during the period)	98.4	32.7

	June 30,	December 31,
	2026	2025
Weighted average remaining lease term (in years)	11.4	7.9
Weighted average discount rate	6.5%	5.9%

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

Piper Sandler Companies | 26

Piper Sandler Companies
Notes to the Consolidated Financial Statements (Unaudited)

The Company accrues for potential losses resulting from pending and potential legal actions, investigations and regulatory proceedings when such losses are probable and reasonably estimable. In many cases, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount or range of any potential loss, particularly where proceedings may be in relatively early stages or where plaintiffs are seeking substantial or indeterminate damages. Matters frequently need to develop before a probability of loss can be determined or range of loss can reasonably be estimated. Given uncertainties regarding the timing, scope, volume and outcome of pending and potential legal actions, investigations and regulatory proceedings and other factors, the amounts of accruals and ranges of reasonably possible losses are difficult to determine and of necessity subject to future revision. Subject to the foregoing, management of the Company believes, based on currently available information, after consultation with outside legal counsel and taking into account any prior accruals, that pending legal actions, investigations and regulatory proceedings will be resolved with no material adverse effect on the financial condition, results of operations or cash flows of the Company, except as described in the next paragraphs.

The Financial Industry Regulatory Authority, Inc. ("FINRA") Arbitration Matters
Piper Sandler has been named in two customer arbitrations filed in May 2026 with FINRA. The arbitrations arise from a series of unsecured note offerings during 2022 and 2023 by Crown Capital Holdings, LLC in connection with which Piper Sandler served as placement agent. The claimants, all of which are institutional investors, collectively purchased $158.3 million of notes in the offerings, and they make similar claims and allegations in the two arbitrations. Among other claims, the claimants contend that Piper Sandler acted negligently, that it violated FINRA rules by allegedly recommending unsuitable investments, and that it either participated in or aided and abetted the issuer’s allegedly fraudulent conduct. The claimants seek compensatory damages, rescission of their note purchases, interest and costs, and other unspecified relief. The Company believes, based upon currently available information, that Piper Sandler has meritorious defenses to these arbitrations, and Piper Sandler intends to vigorously defend against all of the claimants' claims. No loss contingency has been reflected in the Company's consolidated financial statements. Given that the arbitration is in its early stages, management is currently unable to estimate a range of reasonably possible losses related to these claims.

Variable Rate Demand Note Matter
A civil action was filed against financial institutions, including Piper Sandler and Piper Sandler Financial Products Inc., in California state court alleging the defendants artificially inflated interest rates set for variable rate demand notes. Variable rate demand notes are municipal bonds with interest rates that reset on a periodic basis. As of June 30, 2026, the Company has accrued $9.7 million for a settlement in principle for this litigation (subject to the finalization of the settlement agreement and court approval).

If during any period a potential adverse contingency becomes probable or is resolved for an amount in excess of the established accrual, the results of operations and cash flows in that period and the financial condition as of the end of that period could be materially adversely affected. In addition, there can be no assurance that material losses will not be incurred from claims that have not yet been brought to the Company's attention or are not yet determined to be reasonably possible. Reasonably possible losses in excess of amounts accrued at June 30, 2026 are not material.

Litigation-related accrual activity included within other operating expenses was $8.5 million for the six months ended June 30, 2026 and was immaterial for the six months ended June 30, 2025.

NOTE 14 | SHAREHOLDERS' EQUITY
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

Piper Sandler Companies | 27

Piper Sandler Companies
Notes to the Consolidated Financial Statements (Unaudited)

During the six months ended June 30, 2026, the Company declared and paid quarterly cash dividends on its common stock, aggregating $0.375 per share, and a special cash dividend on its common stock of $1.25 per share. The special cash dividend related to the Company's fiscal year 2025 results. Total dividends paid, including accrued forfeitable dividends paid on restricted stock awards that vested, were $114.6 million for the six months ended June 30, 2026.

On July 30, 2026, the board of directors declared a quarterly cash dividend on its common stock of $0.20 per share to be paid on September 11, 2026, to shareholders of record as of the close of business on August 28, 2026.

Share Repurchases
The Company purchases shares of common stock pursuant to the share repurchase program authorized by the Company's board of directors. The Company also purchases shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations.

The following table summarizes the repurchase program authorized by the Company's board of directors:

Effective Date	Authorized Amount	Expiration Date	Remaining Authorization at June 30, 2026
February 5, 2025	$150.0 million	December 31, 2026	$58.0 million

The following table summarizes the Company's share repurchase activity:

	Six Months Ended
	June 30,
	2026	2025
Shares repurchased pursuant to repurchase authorizations
Common shares repurchased	810,656	267,032
Aggregate purchase price (in millions)	$63.6	$16.6
Average price per share	$78.44	$62.06

Shares repurchased from employees related to employment tax obligations
Common shares repurchased	463,994	1,135,640
Aggregate purchase price (in millions)	$37.3	$84.9
Average price per share	$80.31	$74.80

Issuance of Shares
The Company issues common shares out of treasury stock as a result of employee restricted share vesting and exercise transactions as discussed in Note 16. During the six months ended June 30, 2026 and 2025, the Company issued 1,325,440 shares and 3,729,384 shares, respectively, related to these obligations.

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

The CODM evaluates the performance and allocates resources of the reportable segment based on net income attributable to Piper Sandler Companies as reported on the consolidated statements of operations. For the three months ended June 30, 2026 and 2025, net income attributable to Piper Sandler Companies was $67.8 million and $42.2 million, respectively. For the six months ended June 30, 2026 and 2025, net income attributable to Piper Sandler Companies was $133.1 million and $107.1 million, respectively. The significant expense categories of the reportable segment are consistent with the presentation of non-interest expenses on the consolidated statements of operations. The measure of reportable segment assets is reported on the consolidated statements of financial condition as total assets. At June 30, 2026 and December 31, 2025, total assets were $2.33 billion and $2.59 billion, respectively.

The components of net revenues are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2026	2025	2026	2025
Revenues
Revenues from contracts with customers:
Investment banking:
Advisory services	$274,211	$204,841	$525,173	$421,641
Corporate financing	37,805	34,246	111,120	67,307
Municipal financing	49,511	41,907	73,424	68,310
Total investment banking	361,527	280,994	709,717	557,258

Institutional brokerage:
Equity brokerage	62,907	58,083	123,377	112,337
Fixed income services	48,625	56,382	99,000	104,052
Total institutional brokerage	111,532	114,465	222,377	216,389

Total revenues from contracts with customers	473,059	395,459	932,094	773,647

Interest income	9,104	7,947	20,750	17,910
Investment income/(loss)	14,091	(4,829)	18,555	(34,426)
Total revenues	496,254	398,577	971,399	757,131
Interest expense	739	1,799	1,475	3,081
Net revenues	$495,515	$396,778	$969,924	$754,050

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

The following table provides a summary of the Company's outstanding equity awards (in shares or units, as applicable) as of June 30, 2026:

Restricted stock
Restricted stock related to compensation plans:
Annual grants	1,700,720
Sign-on grants	449,873
Inducement grants	14,372
2022 Inducement Plan grants	253,220
2024 Inducement Plan grants	138,340
Total restricted stock related to compensation plans	2,556,525

Restricted stock related to acquisitions (1)	919,932
Total restricted stock	3,476,457

Restricted stock units	425,080

Stock options	402,108
(1)Includes restricted stock with service conditions issued in conjunction with certain acquisitions.

Incentive Plan
The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company's employees and directors for up to 43.6 million shares of common stock (6.4 million shares remained available for future issuance under the Incentive Plan as of June 30, 2026). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant's death, and at the discretion of the compensation committee of the Company's board of directors.

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

Piper Sandler Companies | 31

Piper Sandler Companies
Notes to the Consolidated Financial Statements (Unaudited)

The fair value of the performance condition portion of the award was based on the closing price of the Company's common stock on the grant date. If the Company determines that it is probable that the performance condition will be achieved, compensation expense is amortized on a straight-line basis over the 36-month performance period. The Company reevaluates achievement of the performance condition by grant year each reporting period with changes in estimated outcomes accounted for using a cumulative effect adjustment to compensation expense. Compensation expense will be recognized only if the performance condition is met. Employees forfeit unvested restricted stock units upon termination of employment with a corresponding reversal of compensation expense. As of June 30, 2026, the expected payout leverage for the performance condition portion of the award by grant year is as follows:

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

Stock-Based Compensation Activity
The following table summarizes the Company's stock-based compensation activity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in millions)	2026	2025	2026	2025
Stock-based compensation expense	$27.5	$19.7	$55.5	$50.5
Forfeitures	—	0.2	0.2	0.5
Tax benefit related to stock-based compensation expense	5.4	3.4	11.0	9.1

Piper Sandler Companies | 33

Piper Sandler Companies
Notes to the Consolidated Financial Statements (Unaudited)

The following table summarizes the changes in the Company's unvested restricted stock:

	Unvested	Weighted Average
	Restricted Stock	Grant Date
	(in Shares)	Fair Value
December 31, 2025	3,450,544	$47.70
Granted	1,009,544	79.91
Vested	(979,127)	47.54
Canceled	(4,504)	55.75
June 30, 2026	3,476,457	$57.09

The following table summarizes the changes in the Company's unvested restricted stock units:

	Unvested	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
December 31, 2025	454,740	$54.30
Granted	166,064	77.44
Vested	(195,724)	44.44
Canceled	—	—
June 30, 2026	425,080	$67.88
As of June 30, 2026, there was $56.0 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 2.6 years.

The following table summarizes the changes in the Company's outstanding stock options:

			Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
December 31, 2025	423,068	$37.47	5.7	$20,077,175
Granted	—	—
Exercised	(20,960)	24.75		1,320,423
Canceled	—	—
Expired	—	—
June 30, 2026	402,108	$38.13	5.4	$13,754,320

Options exercisable at:
June 30, 2026	202,108	$33.63	4.1	$7,824,320

As of June 30, 2026, there was $1.1 million of unrecognized compensation cost related to stock options expected to be recognized over a weighted average period of 1.6 years. There was no tax benefit recorded as a result of stock option exercises for the six months ended June 30, 2026.

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

Nonqualified Deferred Compensation Plan
The nonqualified deferred compensation plan is an unfunded plan which allows certain highly compensated employees, at their election, to defer a portion of their compensation. This plan was closed to future deferral elections by participants for performance periods beginning after December 31, 2017. The amounts deferred under this plan are held in a grantor trust. The Company invests, as a principal, in investments to economically hedge its obligation under the nonqualified deferred compensation plan. The investments in the grantor trust consist of mutual funds which are categorized as Level I in the fair value hierarchy. These investments totaled $20.3 million and $19.3 million as of June 30, 2026 and December 31, 2025, respectively, and are included in investments on the consolidated statements of financial condition. A corresponding deferred compensation liability is included in accrued compensation on the consolidated statements of financial condition. The compensation deferred by the employees was expensed in the period earned. Changes in the fair value of the investments made by the Company are reported in investment income/(loss) and changes in the corresponding deferred compensation liability are reflected as compensation and benefits expense on the consolidated statements of operations.

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

In conjunction with the 2022 acquisition of Cornerstone Macro, additional cash of up to $27.8 million was available to be earned based on achieving a net revenue target during the performance period from July 1, 2022 to December 31, 2023. Of the total amount, up to $6.0 million was available to be earned by Cornerstone Macro's equity owners with no service requirements. The Company paid the maximum amount of $6.0 million related to this additional cash payment in 2024. The remaining amount was available to be earned by the equity owners, whom are now employees of the Company, and certain employees in exchange for service requirements. The Company paid $5.0 million related to these additional cash payments, of which $2.4 million was paid in the second quarter of 2026 and $2.6 million was paid in the second quarter of 2025. Amounts payable were recorded as compensation expense on the consolidated statements of operations over the requisite service period.

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

The computation of EPS, adjusted to reflect the impact of the Stock Split, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2026	2025	2026	2025
Net income attributable to Piper Sandler Companies	$67,845	$42,182	$133,087	$107,097

Shares for basic and diluted calculations
Average shares used in basic computation	67,698	66,812	67,769	66,166
Stock options	198	205	201	235
Restricted stock units	538	580	483	567
Restricted shares	2,807	3,305	2,784	4,062
Average shares used in diluted computation	71,241	70,903	71,237	71,030

Earnings per common share
Basic	$1.00	$0.63	$1.96	$1.62
Diluted	$0.95	$0.59	$1.87	$1.51

The anti-dilutive effects from restricted shares were immaterial for the three and six months ended June 30, 2026 and 2025.

Piper Sandler Companies | 36

Piper Sandler Companies
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 18 | NET CAPITAL REQUIREMENTS AND OTHER REGULATORY MATTERS
Piper Sandler is registered as a securities broker dealer with the SEC and is a member of various SROs and securities exchanges. FINRA serves as Piper Sandler's primary SRO. Piper Sandler is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. Piper Sandler has elected to use the alternative method permitted by the SEC rule which requires that it maintain minimum net capital of $1.0 million. Advances to affiliates, repayment of subordinated debt, dividend payments and other equity withdrawals by Piper Sandler are subject to certain approvals, notifications and other provisions of SEC and FINRA rules.

At June 30, 2026, net capital calculated under the SEC rule was $329.6 million, and exceeded the minimum net capital required under the SEC rule by $328.6 million.

The Company's unsecured revolving credit facility and secured revolving credit facility include covenants requiring Piper Sandler to maintain a minimum regulatory net capital of $120 million. The Company's fully disclosed clearing agreement with Pershing includes a covenant requiring Piper Sandler to maintain excess net capital of $120 million.

Piper Sandler Ltd., a broker dealer subsidiary registered in the U.K., is subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority. As of June 30, 2026, Piper Sandler Ltd. was in compliance with the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority.

Piper Sandler Europe SAS, a European subsidiary, is authorized by the Autorité de contrôle prudentiel et de résolution and regulated by the Autorité des marchés financiers.

Aviditi Capital Advisors Europe GmbH, a European subsidiary, is authorized and regulated by the Federal Financial Supervisory Authority ("BaFin") as a tied agent of AHP Capital Management GmbH, a third-party financial institution.

Piper Sandler MENA Ltd, an Abu Dhabi Global Market ("ADGM") subsidiary, is authorized and regulated by the ADGM Financial Services Regulatory Authority. As of June 30, 2026, Piper Sandler MENA Ltd was in compliance with the capital requirements of the ADGM Financial Services Regulatory Authority.

Piper Sandler Companies | 37

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Piper Sandler Companies | 38

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

Piper Sandler Companies | 39

Financial Highlights

	Three Months Ended			Six Months Ended
(Amounts in thousands, except per share data)	June 30,	June 30,	2026	June 30,	June 30,	2026
	2026	2025	v2025	2026	2025	v2025
U.S. GAAP
Net revenues	$495,515	$396,778	24.9%	$969,924	$754,050	28.6%
Compensation and benefits	308,709	258,216	19.6	604,766	506,673	19.4
Non-compensation expenses	86,371	89,638	(3.6)	176,792	169,020	4.6
Income before income tax expense	100,435	48,924	105.3	188,366	78,357	140.4
Income tax expense	30,338	17,169	76.7	49,957	9,834	408.0
Net income attributable to Piper Sandler Companies	67,845	42,182	60.8	133,087	107,097	24.3
Earnings per diluted common share (1)	$0.95	$0.59	61.0	$1.87	$1.51	23.8

Ratios and margin
Compensation ratio	62.3%	65.1%		62.4%	67.2%
Non-compensation ratio	17.4%	22.6%		18.2%	22.4%
Pre-tax margin	20.3%	12.3%		19.4%	10.4%
Effective tax rate	30.2%	35.1%		26.5%	12.6%

Non-GAAP(2)
Adjusted net revenues	$491,136	$405,388	21.2%	$960,680	$788,698	21.8%
Adjusted compensation and benefits	302,048	251,340	20.2	591,287	490,909	20.4
Adjusted non-compensation expenses	81,998	80,676	1.6	168,442	155,873	8.1
Adjusted operating income	107,090	73,372	46.0	200,951	141,916	41.6
Adjusted income tax expense	32,621	20,631	58.1	54,548	15,680	247.9
Adjusted net income attributable to Piper Sandler Companies	74,469	52,741	41.2	146,403	126,236	16.0
Adjusted earnings per diluted common share (1)	$1.04	$0.74	40.5	$2.04	$1.76	15.9

Adjusted ratios and margin
Adjusted compensation ratio	61.5%	62.0%		61.5%	62.2%
Adjusted non-compensation ratio	16.7%	19.9%		17.5%	19.8%
Adjusted operating margin	21.8%	18.1%		20.9%	18.0%
Adjusted effective tax rate	30.5%	28.1%		27.1%	11.0%
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

Piper Sandler Companies | 40

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

Outlook
While the macroeconomic environment remains characterized by uncertainty, the overall market backdrop reflects a constructive trend supported by the resilience of the equity markets and sustained investment banking activity. Monetary policy in the U.S. remains a prevalent factor impacting the economy and financial markets. The U.S. Federal Reserve continues to hold its short-term benchmark interest rate steady as it balances its goals of maximum employment and stable prices against persistent inflation and higher energy prices. Heightened concerns over geopolitical conflicts, including in the Middle East, Eastern Europe and Taiwan, could negatively impact financial market activity. In addition, higher U.S. tariffs and shifts in trade policy, along with retaliatory actions by global trading partners, including the European Union and China, continue to contribute to elevated financial market uncertainty and upward pressure on inflation and supply chain costs. A significant decrease in uncertainty, or resolutions to geopolitical concerns and trade disputes, would likely be constructive for overall economic conditions, and consequently, our client and business activity.

Our advisory services results continued to benefit from our broad industry coverage, comprehensive product capabilities, and more constructive market conditions for mergers and acquisitions ("M&A") activity, particularly within healthcare and middle-market depositories.

While corporate financing activity and our revenues fluctuate based on client and sector-specific dynamics as well as macro-environment data, our performance in the first half of 2026 reflects a strong underlying trend evidenced by an increase in our book run equity financings and higher average fees.

Our strong equity brokerage performance in the second quarter of 2026 was driven by increased trading volumes, including the unique convergence of benchmark rebalancing events in June. Our equity brokerage business continues to benefit from our high-quality trade execution and research product. We expect our third quarter equity brokerage revenues will follow historical trends, which typically reflect a seasonal decline.

The fixed income services market environment remained challenging during the second quarter of 2026, as ongoing geopolitical events and interest rate uncertainty combined with a flattening yield curve dampened client activity. We expect our third quarter of 2026 fixed income services revenues to be similar to the second quarter.

Our municipal financing results improved in the second quarter of 2026 driven by the strength of our specialty sector business and the resiliency of our governmental business. Similar to the prior year, we anticipate our third quarter municipal financing revenues will decline from the robust second quarter of 2026.
Piper Sandler Companies | 41

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025
The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated:

				As a Percentage of
				Net Revenues for the
	Three Months Ended			Three Months Ended
	June 30,			June 30,
			2026
(Amounts in thousands)	2026	2025	v2025	2026	2025
Revenues
Investment banking:
Advisory services	$274,211	$204,841	33.9%	55.3%	51.6%
Corporate financing	37,805	34,246	10.4	7.6	8.6
Municipal financing	49,511	41,907	18.1	10.0	10.6
Total investment banking	361,527	280,994	28.7	73.0	70.8

Institutional brokerage:
Equity brokerage	62,907	58,083	8.3	12.7	14.6
Fixed income services	48,625	56,382	(13.8)	9.8	14.2
Total institutional brokerage	111,532	114,465	(2.6)	22.5	28.8

Interest income	9,104	7,947	14.6	1.8	2.0
Investment income/(loss)	14,091	(4,829)	N/M	2.8	(1.2)
Total revenues	496,254	398,577	24.5	100.1	100.5
Interest expense	739	1,799	(58.9)	0.1	0.5
Net revenues	495,515	396,778	24.9	100.0	100.0

Non-interest expenses (1)
Compensation and benefits	308,709	258,216	19.6	62.3	65.1
Occupancy and equipment	19,612	17,442	12.4	4.0	4.4
Outside services	16,776	20,920	(19.8)	3.4	5.3
Communications	15,885	14,944	6.3	3.2	3.8
Marketing and business development	15,883	13,869	14.5	3.2	3.5
Trade execution and clearance	5,414	4,701	15.2	1.1	1.2
Restructuring and integration costs	—	4,998	(100.0)	—	1.3
Intangible asset amortization	2,058	2,147	(4.1)	0.4	0.5
Other operating expenses	10,743	10,617	1.2	2.2	2.7
Total non-interest expenses	395,080	347,854	13.6	79.7	87.7

Income before income tax expense	100,435	48,924	105.3	20.3	12.3
Income tax expense	30,338	17,169	76.7	6.1	4.3
Net income	70,097	31,755	120.7	14.1	8.0
Net income/(loss) attributable to noncontrolling interests	2,252	(10,427)	N/M	0.5	(2.6)
Net income attributable to Piper Sandler Companies	$67,845	$42,182	60.8	13.7	10.6
(1)The presentation of total non-interest expenses changed to remove the separate line item for deal-related expenses. See Note 1 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
N/M – Not meaningful
Piper Sandler Companies | 42

Net Revenues
Net revenues on a U.S. GAAP basis were $495.5 million for the three months ended June 30, 2026, compared with $396.8 million in the prior-year period. For the three months ended June 30, 2026, adjusted net revenues were $491.1 million, compared with $405.4 million in the second quarter of 2025. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise. See "Explanation and Reconciliation of Non-GAAP Financial Measures" for a detailed explanation of the adjustments made to the corresponding U.S. GAAP measures and a reconciliation of U.S. GAAP to adjusted, non-GAAP financial information.

The following table provides supplemental business information:

	Three Months Ended
	June 30,
	2026	2025
Advisory services
Completed M&A and restructuring transactions	67	49
Completed capital advisory transactions (1)	16	22
Total completed advisory transactions	83	71

Corporate financings
Total equity transactions priced	21	16
Book run equity transactions priced	17	12
Total debt and preferred transactions priced	7	10
Book run debt and preferred transactions priced	2	8

Advisory services and corporate financing
Number of managing directors	193	182

Municipal negotiated issues
Aggregate par value of issues priced (in billions)	$5.1	$5.7
Total issues priced	141	177

Equity brokerage
Number of shares traded (in billions)	3.4	2.9
(1)Includes debt capital markets advisory transactions and equity and debt private placements.
Piper Sandler Companies | 43

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

In the second quarter of 2026, investment banking revenues increased 28.7 percent to $361.5 million, compared with $281.0 million in the prior-year period. For the three months ended June 30, 2026, advisory services revenues were $274.2 million, up 33.9 percent compared to $204.8 million in the second quarter of 2025, driven primarily by more completed M&A transactions and a higher average fee. Our advisory services performance during the quarter was led by our financial services group with solid contributions from our healthcare and services & industrials teams. For the three months ended June 30, 2026, corporate financing revenues were $37.8 million, up 10.4 percent compared with $34.2 million for the three months ended June 30, 2025, resulting from more completed equity financings. Performance during the second quarter of 2026 was led by the healthcare sector. Municipal financing revenues for the three months ended June 30, 2026 were $49.5 million, up 18.1 percent compared to $41.9 million in the prior-year period, driven by the strong performance from our specialty sectors, which more than offset a decline in issuances among our governmental clients.

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

For the three months ended June 30, 2026, institutional brokerage revenues were $111.5 million, down 2.6 percent compared with $114.5 million in the prior-year period. Equity brokerage revenues were $62.9 million in the second quarter of 2026, up 8.3 percent compared with $58.1 million in the corresponding period of 2025, driven by increased client activity. For the three months ended June 30, 2026, fixed income services revenues were $48.6 million, down 13.8 percent compared to $56.4 million in the prior-year period, due to reduced client activity resulting from interest rate volatility. In addition, fixed income services revenues in the second quarter of 2025 benefited from the execution of several balance sheet restructuring trades.

Interest Income
Interest income represents amounts earned from holding long inventory positions and cash balances, as well as interest earned on installment fee receivables. For the three months ended June 30, 2026, interest income increased to $9.1 million, compared with $7.9 million for the three months ended June 30, 2025, reflecting higher interest income on our cash balances.

Investment Income/(Loss)
Investment income/(loss) includes realized and unrealized gains and losses on investments, including amounts attributable to noncontrolling interests, in our alternative asset management funds, as well as management and performance fees generated from those funds. For the three months ended June 30, 2026, we recorded investment income of $14.1 million, compared to an investment loss of $4.8 million in the corresponding period of 2025. In the second quarter of 2026, we recorded gains on our investments and the noncontrolling interests in the alternative asset funds that we manage primarily due to higher public company equity valuations. Excluding the impact of noncontrolling interests, adjusted investment income was $9.7 million for the three months ended June 30, 2026, compared with $3.8 million for the three months ended June 30, 2025.

Interest Expense
Interest expense represents amounts associated with financing, economically hedging and holding short inventory positions, including interest paid on our financing arrangements, as well as commitment fees on certain short-term financing arrangements. For the three months ended June 30, 2026, interest expense decreased to $0.7 million, compared with $1.8 million in the prior-year period.

Piper Sandler Companies | 44

Non-Interest Expenses
Non-interest expenses on a U.S. GAAP basis were $395.1 million for the three months ended June 30, 2026, compared to $347.9 million in the prior-year period. For the three months ended June 30, 2026, adjusted non-interest expenses were $384.0 million, compared with $332.0 million for the second quarter of 2025. The variance explanations for non-interest expenses and adjusted non-interest expenses are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise. See "Explanation and Reconciliation of Non-GAAP Financial Measures" for a detailed explanation of the adjustments made to the corresponding U.S. GAAP measures and a reconciliation of U.S. GAAP to adjusted, non-GAAP financial information.

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

The following table summarizes our expected future acquisition-related compensation expense for restricted stock, restricted cash with service conditions, MFRS Awards and forgivable loans with service conditions, as well as expense estimates related to revenue-based earnout arrangements:

(Amounts in thousands)
Remainder of 2026	$12,677
2027	19,840
2028	9,018
2029	5,029
Total	$46,564

For the three months ended June 30, 2026, compensation and benefits expenses increased 19.6 percent to $308.7 million, compared with $258.2 million in the corresponding period of 2025, due to higher revenues. Compensation and benefits expenses as a percentage of net revenues decreased to 62.3 percent in the second quarter of 2026, compared to 65.1 percent in the second quarter of 2025, primarily due to higher net revenues, including investment income on our investments and the noncontrolling interests in the alternative asset management funds that we manage in the current quarter compared to an investment loss in the second quarter of 2025. Our adjusted compensation ratio decreased to 61.5 percent in the second quarter of 2026, compared with 62.0 percent in the second quarter of 2025, primarily due to higher adjusted net revenues.

Occupancy and Equipment
For the three months ended June 30, 2026, occupancy and equipment expenses increased 12.4 percent to $19.6 million, compared with $17.4 million in the corresponding period of 2025, primarily due to incremental occupancy costs resulting from our Minneapolis corporate headquarters relocation in 2025 and our planned New York City office relocation in 2027. We expect to incur additional occupancy costs through the third quarter of 2027 related to our New York City office space.

Outside Services
Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees, fund expenses associated with our consolidated alternative asset management funds and other professional fees. Outside services expenses decreased 19.8 percent to $16.8 million in the second quarter of 2026, compared with $20.9 million in the corresponding period of 2025, primarily due to lower professional fees and a decline in legal fees.
Piper Sandler Companies | 45

Communications
Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third-party market data information. For the three months ended June 30, 2026, communication expenses increased 6.3 percent to $15.9 million, compared with $14.9 million in the corresponding period of 2025, primarily due to higher market data services expenses.

Marketing and Business Development
Marketing and business development expenses include travel and entertainment costs, advertising and third-party marketing fees. For the three months ended June 30, 2026, marketing and business development expenses increased 14.5 percent to $15.9 million, compared with $13.9 million in the corresponding period of 2025 due to higher travel expenses associated with increased business activity.

Trade Execution and Clearance
For the three months ended June 30, 2026, trade execution and clearance expenses increased 15.2 percent to $5.4 million, compared with $4.7 million in the corresponding period of 2025. The increase in trade execution and clearance expenses is reflective of higher trading volumes compared with the second quarter of 2025.

Restructuring and Integration Costs
For the three months ended June 30, 2025, we incurred restructuring and integration costs of $5.0 million. The expenses principally consisted of $2.9 million of severance benefits related to headcount reductions, as well as $1.8 million for vacated leased office space associated with our acquisition of Aviditi Advisors.

Intangible Asset Amortization
Amortization of definite-lived intangible assets was $2.1 million for the three months ended June 30, 2026 and 2025.

The following table summarizes the future aggregate amortization expense of our intangible assets with determinable lives:

(Amounts in thousands)
Remainder of 2026	$3,870
2027	3,480
2028	2,191
2029	541
Total	$10,082

Other Operating Expenses
Other operating expenses primarily include underwriting expenses, insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we accrue for and/or pay out related to legal and regulatory matters. The amount of underwriting expenses is dependent on the level of financing deal activity and may vary from period to period. Other operating expenses were $10.7 million in the second quarter of 2026, compared with $10.6 million in the corresponding period of 2025.
Piper Sandler Companies | 46

Pre-Tax Margin
Pre-tax margin for the three months ended June 30, 2026 increased to 20.3 percent, compared to 12.3 percent for the corresponding period of 2025. Adjusted pre-tax margin for the three months ended June 30, 2026 increased to 21.8 percent, compared with 18.1 percent for the corresponding period of 2025. In the current quarter, the increase in pre-tax margin on both a U.S. GAAP and adjusted basis was primarily due to improved operating leverage on higher net revenues.

Income Taxes
Our provision for income taxes was $30.3 million and our effective tax rate was 30.2 percent for the three months ended June 30, 2026. Our adjusted provision for income taxes was $32.6 million and our adjusted effective tax rate was 30.5 percent for the three months ended June 30, 2026.

Our provision for income taxes was $17.2 million and our effective tax rate was 35.1 percent for the three months ended June 30, 2025. Our adjusted provision for income taxes was $20.6 million and our adjusted effective tax rate was 28.1 percent for the three months ended June 30, 2025. The provision for income taxes on both a U.S. GAAP and adjusted basis included $0.9 million of tax benefits related to stock-based compensation awards vesting at values greater than the grant price and accrued forfeitable dividends paid on vested restricted stock related to acquisitions. Excluding the impact of these benefits, our adjusted effective tax rate was 29.3 percent. The effective tax rate on both a U.S. GAAP and adjusted basis was impacted by non-deductible employee compensation expense, including limitations on the deduction of employee compensation expense enacted with the American Rescue Plan Act of 2021.
Piper Sandler Companies | 47

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025
The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated:

				As a Percentage of
				Net Revenues for the
	Six Months Ended			Six Months Ended
	June 30,			June 30,
			2026
(Amounts in thousands)	2026	2025	v2025	2026	2025
Revenues
Investment banking:
Advisory services	$525,173	$421,641	24.6%	54.1%	55.9%
Corporate financing	111,120	67,307	65.1	11.5	8.9
Municipal financing	73,424	68,310	7.5	7.6	9.1
Total investment banking	709,717	557,258	27.4	73.2	73.9

Institutional brokerage:
Equity brokerage	123,377	112,337	9.8	12.7	14.9
Fixed income services	99,000	104,052	(4.9)	10.2	13.8
Total institutional brokerage	222,377	216,389	2.8	22.9	28.7

Interest income	20,750	17,910	15.9	2.1	2.4
Investment income/(loss)	18,555	(34,426)	N/M	1.9	(4.6)
Total revenues	971,399	757,131	28.3	100.2	100.4
Interest expense	1,475	3,081	(52.1)	0.2	0.4
Net revenues	969,924	754,050	28.6	100.0	100.0

Non-interest expenses (1)
Compensation and benefits	604,766	506,673	19.4	62.4	67.2
Occupancy and equipment	37,677	35,669	5.6	3.9	4.7
Outside services	30,493	36,391	(16.2)	3.1	4.8
Communications	30,795	30,385	1.3	3.2	4.0
Marketing and business development	31,034	28,742	8.0	3.2	3.8
Trade execution and clearance	10,451	9,875	5.8	1.1	1.3
Restructuring and integration costs	—	4,998	(100.0)	—	0.7
Intangible asset amortization	4,115	4,223	(2.6)	0.4	0.6
Other operating expenses	32,227	18,737	72.0	3.3	2.5
Total non-interest expenses	781,558	675,693	15.7	80.6	89.6

Income before income tax expense	188,366	78,357	140.4	19.4	10.4
Income tax expense	49,957	9,834	408.0	5.2	1.3
Net income	138,409	68,523	102.0	14.3	9.1
Net income/(loss) attributable to noncontrolling interests	5,322	(38,574)	N/M	0.5	(5.1)
Net income attributable to Piper Sandler Companies	$133,087	$107,097	24.3	13.7	14.2
(1)The presentation of total non-interest expenses changed to remove the separate line item for deal-related expenses. See Note 1 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
N/M – Not meaningful
Piper Sandler Companies | 48

Except as discussed below, the description of net revenues, non-interest expenses, pre-tax margin and income taxes, as well as the underlying reasons for variances to prior year are substantially the same as the comparative quarterly discussion.

Net Revenues
Net revenues on a U.S. GAAP basis were $969.9 million for the six months ended June 30, 2026, compared with $754.1 million in the prior-year period. For the six months ended June 30, 2026, adjusted net revenues were $960.7 million, compared with $788.7 million for the six months ended June 30, 2025. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise. See "Explanation and Reconciliation of Non-GAAP Financial Measures" for a detailed explanation of the adjustments made to the corresponding U.S. GAAP measures and a reconciliation of U.S. GAAP to adjusted, non-GAAP financial information.

The following table provides supplemental business information:

	Six Months Ended
	June 30,
	2026	2025
Advisory services
Completed M&A and restructuring transactions	136	91
Completed capital advisory transactions (1)	41	35
Total completed advisory transactions	177	126

Corporate financings
Total equity transactions priced	47	31
Book run equity transactions priced	43	23
Total debt and preferred transactions priced	17	22
Book run debt and preferred transactions priced	9	16

Municipal negotiated issues
Aggregate par value of issues priced (in billions)	$8.3	$9.0
Total issues priced	239	271

Equity brokerage
Number of shares traded (in billions)	6.6	5.8
(1)Includes debt capital markets advisory transactions and equity and debt private placements.

Investment Banking Revenues
For the first half of 2026, investment banking revenues were $709.7 million, up 27.4 percent compared to $557.3 million in the corresponding period of 2025. For the six months ended June 30, 2026, advisory services revenues were $525.2 million, up 24.6 percent compared with $421.6 million for the first half of 2025, driven primarily by more completed transactions. During the first half of 2026, our advisory services performance was led by our financial services and healthcare groups. Corporate financing revenues were $111.1 million for the six months ended June 30, 2026, up 65.1 percent compared to $67.3 million in the prior-year period, resulting from more completed equity financings and a higher average fee. Performance during the first half of 2026 was led by the healthcare sector, and we served as book runner on 31 of 33 completed healthcare equity deals. Municipal financing revenues for the six months ended June 30, 2026 were $73.4 million, up 7.5 percent compared to $68.3 million in the year-ago period, driven primarily by improving performance in our specialty sector business, partially offset by a decline in issuances among our governmental clients.

Piper Sandler Companies | 49

Institutional Brokerage Revenues
For the six months ended June 30, 2026, institutional brokerage revenues were $222.4 million, up 2.8 percent compared with $216.4 million in the prior-year period. Equity brokerage revenues were $123.4 million for the first half of 2026, up 9.8 percent compared with $112.3 million in the corresponding period of 2025, driven by increased client activity. For the six months ended June 30, 2026, fixed income services revenues were $99.0 million, down 4.9 percent compared to $104.1 million in the prior-year period, primarily due to reduced client activity resulting from challenging market conditions.

Interest Income
Interest income for the six months ended June 30, 2026 increased to $20.8 million, compared with $17.9 million in the prior-year period, reflecting higher interest income on our cash balances.

Investment Income/(Loss)
For the six months ended June 30, 2026, we recorded investment income of $18.6 million, compared to an investment loss of $34.4 million in the year-ago period. For the first half of 2026, we recorded gains on our investments and the noncontrolling interests in the alternative asset funds that we manage primarily due to higher public company equity valuations. Excluding the impact of noncontrolling interests, adjusted investment income was $9.3 million for the six months ended June 30, 2026, compared with $0.2 million for the six months ended June 30, 2025.

Interest Expense
Interest expense for the six months ended June 30, 2026 decreased to $1.5 million, compared with $3.1 million in the prior-year period.

Non-Interest Expenses
Non-interest expenses on a U.S. GAAP basis were $781.6 million for the six months ended June 30, 2026, compared to $675.7 million in the prior-year period. For the six months ended June 30, 2026, adjusted non-interest expenses were $759.7 million, compared with $646.8 million for the six months ended June 30, 2025. The variance explanations for non-interest expenses and adjusted non-interest expenses are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise. See "Explanation and Reconciliation of Non-GAAP Financial Measures" for a detailed explanation of the adjustments made to the corresponding U.S. GAAP measures and a reconciliation of U.S. GAAP to adjusted, non-GAAP financial information.

Other Operating Expenses
For the six months ended June 30, 2026, other operating expenses were $32.2 million, compared with $18.7 million in the corresponding period of 2025. Other operating expenses for the first half of 2026 included $8.5 million in litigation-related expenses as well as higher underwriting costs associated with increased corporate financing deal activity.

Pre-Tax Margin
Pre-tax margin for the six months ended June 30, 2026 increased to 19.4 percent, compared to 10.4 percent for the six months ended June 30, 2025. Adjusted pre-tax margin for the six months ended June 30, 2026 increased to 20.9 percent, compared with 18.0 percent in the corresponding period of 2025. For the first half of 2026, the increase in pre-tax margin on both a U.S. GAAP and adjusted basis was primarily due to improved operating leverage on higher net revenues.

Piper Sandler Companies | 50

Income Taxes
Our provision for income taxes was $50.0 million and our effective tax rate was 26.5 percent for the six months ended June 30, 2026. Our adjusted provision for income taxes was $54.5 million and our adjusted effective tax rate was 27.1 percent for the six months ended June 30, 2026. The provision for income taxes on both a U.S. GAAP and adjusted basis included $7.1 million of tax benefits related to stock-based compensation awards vesting at values greater than the grant price. Excluding the impact of this benefit, our adjusted effective tax rate was 30.7 percent.

Our provision for income taxes was $9.8 million and our effective tax rate was 12.6 percent for the six months ended June 30, 2025. Our adjusted provision for income taxes was $15.7 million and our adjusted effective tax rate was 11.0 percent for the six months ended June 30, 2025. The provision for income taxes on both a U.S. GAAP and adjusted basis included $26.3 million of tax benefits related to stock-based compensation awards vesting at values greater than the grant price and accrued forfeitable dividends paid on vested restricted stock related to acquisitions. Excluding the impact of these benefits, our adjusted effective tax rate was 29.6 percent. The effective tax rate on both a U.S. GAAP and adjusted basis was impacted by non-deductible employee compensation expense, including limitations on the deduction of employee compensation expense enacted with the American Rescue Plan Act of 2021.

EXPLANATION AND RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

In Part I, Item 2 of this Quarterly Report on Form 10-Q, we have included financial measures that are not prepared in accordance with U.S. GAAP. Adjustments to these non-GAAP financial measures include (1) the exclusion of investment (income)/loss and non-compensation expenses related to noncontrolling interests, (2) the exclusion of compensation and non-compensation expenses from acquisition-related agreements, (3) the exclusion of restructuring and integration costs related to acquisitions and/or headcount reductions, (4) the exclusion of amortization of intangible assets related to acquisitions and (5) the income tax impact allocated to the adjustments. For U.S. GAAP purposes, these items are included in each of their respective line items on the consolidated statements of operations.

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
Piper Sandler Companies | 51

Reconciliation of U.S. GAAP to adjusted, non-GAAP financial information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2026	2025	2026	2025
Net revenues:
Net revenues – U.S. GAAP basis	$495,515	$396,778	$969,924	$754,050
Adjustment:
Investment (income)/loss related to noncontrolling interests	(4,379)	8,610	(9,244)	34,648
Adjusted net revenues	$491,136	$405,388	$960,680	$788,698

Compensation and benefits:
Compensation and benefits – U.S. GAAP basis	$308,709	$258,216	$604,766	$506,673
Adjustment:
Compensation from acquisition-related agreements	(6,661)	(6,876)	(13,479)	(15,764)
Adjusted compensation and benefits	$302,048	$251,340	$591,287	$490,909

Non-compensation expenses:
Non-compensation expenses – U.S. GAAP basis	$86,371	$89,638	$176,792	$169,020
Adjustments:
Non-compensation expenses related to noncontrolling interests	(2,127)	(1,817)	(3,922)	(3,926)
Restructuring and integration costs	—	(4,998)	—	(4,998)
Amortization of intangible assets related to acquisitions	(2,058)	(2,147)	(4,115)	(4,223)
Non-compensation expenses from acquisition-related agreements	(188)	—	(313)	—
Adjusted non-compensation expenses	$81,998	$80,676	$168,442	$155,873

Income before income tax expense:
Income before income tax expense – U.S. GAAP basis	$100,435	$48,924	$188,366	$78,357
Adjustments:
Investment (income)/loss related to noncontrolling interests	(4,379)	8,610	(9,244)	34,648
Non-compensation expenses related to noncontrolling interests	2,127	1,817	3,922	3,926
Compensation from acquisition-related agreements	6,661	6,876	13,479	15,764
Restructuring and integration costs	—	4,998	—	4,998
Amortization of intangible assets related to acquisitions	2,058	2,147	4,115	4,223
Non-compensation expenses from acquisition-related agreements	188	—	313	—
Adjusted operating income	$107,090	$73,372	$200,951	$141,916

Income tax expense:
Income tax expense – U.S. GAAP basis	$30,338	$17,169	$49,957	$9,834
Tax effect of adjustments:
Compensation from acquisition-related agreements	1,688	1,712	3,418	3,552
Restructuring and integration costs	—	1,188	—	1,188
Amortization of intangible assets related to acquisitions	545	562	1,090	1,106
Non-compensation expenses from acquisition-related agreements	50	—	83	—
Adjusted income tax expense	$32,621	$20,631	$54,548	$15,680
Piper Sandler Companies | 52

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2026	2025	2026	2025
Net income attributable to Piper Sandler Companies:
Net income attributable to Piper Sandler Companies – U.S. GAAP basis	$67,845	$42,182	$133,087	$107,097
Adjustments:
Compensation from acquisition-related agreements	4,973	5,164	10,061	12,212
Restructuring and integration costs	—	3,810	—	3,810
Amortization of intangible assets related to acquisitions	1,513	1,585	3,025	3,117
Non-compensation expenses from acquisition-related agreements	138	—	230	—
Adjusted net income attributable to Piper Sandler Companies	$74,469	$52,741	$146,403	$126,236

Earnings per diluted common share (1):
Earnings per diluted common share – U.S. GAAP basis	$0.95	$0.59	$1.87	$1.51
Adjustment for inclusion of unvested acquisition-related stock	—	(0.01)	(0.01)	(0.03)
	$0.95	$0.58	$1.86	$1.48
Adjustments:
Compensation from acquisition-related agreements	0.07	0.08	0.14	0.18
Restructuring and integration costs	—	0.06	—	0.06
Amortization of intangible assets related to acquisitions	0.02	0.02	0.04	0.04
Non-compensation expenses from acquisition-related agreements	—	—	—	—
Adjusted earnings per diluted common share	$1.04	$0.74	$2.04	$1.76

Weighted average diluted common shares outstanding (1):
Weighted average diluted common shares outstanding – U.S. GAAP basis	71,241	70,903	71,237	71,030
Adjustment:
Unvested acquisition-related restricted stock with service conditions	353	705	378	699
Adjusted weighted average diluted common shares outstanding	71,594	71,608	71,615	71,729
(1)Common shares and per common share information have been adjusted to reflect the four-for-one forward split of common stock. See Note 1 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Piper Sandler Companies | 53

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

Piper Sandler Companies | 54

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

Our dividend policy is intended to return between 30 percent and 50 percent of our fiscal year adjusted net income to shareholders. Our board of directors determines the declaration and payment of dividends and is free to change our dividend policy at any time. Our board of directors declared the following dividends on shares of our common stock:

	Dividend
Declaration Date	Per Share (1)	Record Date	Payment Date
Related to 2024:
January 31, 2025 (2)	0.7500	March 4, 2025	March 14, 2025
Related to 2025:
January 31, 2025	0.1625	March 4, 2025	March 14, 2025
May 2, 2025	0.1625	May 30, 2025	June 13, 2025
August 1, 2025	0.1750	August 29, 2025	September 12, 2025
October 31, 2025	0.1750	November 25, 2025	December 12, 2025
February 6, 2026 (2)	1.2500	March 3, 2026	March 13, 2026
Related to 2026:
February 6, 2026	0.1750	March 3, 2026	March 13, 2026
May 1, 2026	0.2000	May 29, 2026	June 12, 2026
July 30, 2026	0.2000	August 28, 2026	September 11, 2026
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

Effective February 5, 2025, our board of directors authorized the repurchase of up to $150.0 million in common shares through December 31, 2026. During the six months ended June 30, 2026, we repurchased 810,656 shares of our common stock at an average price of $78.44 per share for an aggregate purchase price of $63.6 million related to this authorization. At June 30, 2026, we had $58.0 million remaining under this authorization.

Piper Sandler Companies | 55

We also purchase shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. During the first half of 2026, we purchased 463,994 shares of our common stock at an average price of $80.31 per share for an aggregate purchase price of $37.3 million for these purposes.

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

Leverage
The following table presents total assets, adjusted assets, total shareholders' equity and tangible common shareholders' equity with the resulting leverage ratios:

	June 30,	December 31,
(Dollars in thousands)	2026	2025
Total assets	$2,326,856	$2,592,646
Deduct: Goodwill and intangible assets	(415,882)	(418,856)
Deduct: Right-of-use lease assets	(122,488)	(64,004)
Deduct: Assets attributable to noncontrolling interests	(196,155)	(217,726)
Adjusted assets	$1,592,331	$1,892,060

Total shareholders' equity	$1,567,424	$1,582,793
Deduct: Goodwill and intangible assets	(415,882)	(418,856)
Deduct: Noncontrolling interests	(194,675)	(211,786)
Tangible common shareholders' equity	$956,867	$952,151

Leverage ratio (1)	1.5	1.6
Adjusted leverage ratio (2)	1.7	2.0
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

Piper Sandler Companies | 56

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

Pershing Clearing Arrangement
We have established an arrangement to obtain financing from Pershing related to the majority of our trading activities. Under our fully disclosed clearing agreement, all of our securities inventories with the exception of convertible securities, and all of our customer activities are held by or cleared through Pershing. Financing under this arrangement is secured primarily by securities, and collateral limitations could reduce the amount of funding available under this arrangement. We may accommodate non-standard settlement timeframes for our clients, which can impact our funding and collateral balances. Our clearing arrangement activities are recorded net of trading activity and reported within receivables from or payables to brokers, dealers and clearing organizations. The funding is at the discretion of Pershing (i.e., uncommitted) and could be denied without a notice period. Our fully disclosed clearing agreement includes a covenant requiring Piper Sandler & Co., our U.S. broker dealer subsidiary, to maintain excess net capital of $120 million. At June 30, 2026, we had $1.8 million of financing outstanding under this arrangement.

Clearing Arrangement with Bank Financing
We have established a financing arrangement with a U.S. branch of Canadian Imperial Bank of Commerce ("CIBC") related to our convertible securities inventories. Under this arrangement, our convertible securities inventories are cleared through a broker dealer affiliate of CIBC and held by CIBC. We generally economically hedge changes in the market value of our convertible securities inventories using the underlying common stock or the stock options of the underlying common stock. Financing under this arrangement is secured primarily by convertible securities and collateral limitations could reduce the amount of funding available. The funding is at the discretion of CIBC (i.e., uncommitted) and could be denied subject to a notice period. This arrangement is reported within receivables from or payables to brokers, dealers and clearing organizations, net of trading activity. At June 30, 2026, we had $67.9 million of financing outstanding under this arrangement.

Unsecured Revolving Credit Facility
We have an unsecured $120 million revolving credit facility with U.S. Bank N.A. The credit agreement will terminate on December 20, 2028, unless otherwise terminated. At June 30, 2026, there were $10.0 million of advances against this credit facility.

This credit facility includes customary events of default and covenants that, among other things, require Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, limit our leverage ratio, require maintenance of a minimum ratio of operating cash flow to fixed charges, and impose certain limitations on our ability to make acquisitions and make payments on our capital stock. At June 30, 2026, we were in compliance with all covenants.

Piper Sandler Companies | 57

Secured Revolving Credit Facility
We have a $30 million revolving credit facility with Huntington Bancshares Incorporated related to our private capital advisory business. Advances under this facility are secured by certain installment fee receivables. The credit agreement will terminate on August 23, 2027, unless otherwise terminated. At June 30, 2026, there were $5.0 million of advances against this credit facility.

This credit facility includes customary events of default and covenants that, among other things, require Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, limit our leverage ratio, require maintenance of a minimum fixed charge coverage ratio, and impose certain limitations on our ability to make acquisitions and make payments on our capital stock. At June 30, 2026, we were in compliance with all covenants.

Average Funding Balances Outstanding and Maximum Daily Funding By Quarter
The following tables present the average balances outstanding for our various funding sources by quarter for 2026 and 2025:

	Average Balance for the Three Months Ended
(Amounts in millions)	June 30, 2026	Mar. 31, 2026
Funding source
Pershing clearing arrangement	$15.6	$4.7
Clearing arrangement with bank financing	40.7	34.5
Unsecured revolving credit facility	10.0	10.0
Secured revolving credit facility	5.0	5.0
Total	$71.3	$54.2

	Average Balance for the Three Months Ended
(Amounts in millions)	Dec. 31, 2025	Sept. 30, 2025	June 30, 2025	Mar. 31, 2025
Funding source
Pershing clearing arrangement	$10.3	$5.3	$80.9	$9.7
Clearing arrangement with bank financing	58.4	46.9	57.9	51.9
Unsecured revolving credit facility	10.0	10.0	10.0	10.0
Secured revolving credit facility	5.0	5.0	5.0	1.2
Total	$83.7	$67.2	$153.8	$72.8

The average funding in the second quarter of 2026 increased to $71.3 million, compared with $54.2 million during the first quarter of 2026, primarily due to funding non-standard settlements for our clients as well as higher average balances of convertible securities inventories. The average funding decreased compared with $153.8 million during the second quarter of 2025, primarily due to funding fewer non-standard settlements for our clients.

The following table presents the maximum daily funding amount by quarter for 2026 and 2025:

(Amounts in millions)	2026	2025
First Quarter	$211.7	$574.2
Second Quarter	670.3	615.5
Third Quarter		276.1
Fourth Quarter		305.2

Piper Sandler Companies | 58

Capital Requirements
As a registered broker dealer and member firm of the Financial Industry Regulatory Authority, Inc. ("FINRA"), Piper Sandler & Co. is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule which requires that we maintain minimum net capital of $1.0 million. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain approvals, notifications and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. At June 30, 2026, our net capital under the SEC's uniform net capital rule was $329.6 million, and exceeded the minimum net capital required under the SEC rule by $328.6 million.

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

At June 30, 2026, Piper Sandler Ltd., our broker dealer subsidiary registered in the U.K., was subject to, and was in compliance with, the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority pursuant to the Financial Services Act of 2012.

Piper Sandler Europe SAS, a European subsidiary, is authorized by the Autorité de contrôle prudentiel et de résolution and regulated by the Autorité des marchés financiers.

Aviditi Capital Advisors Europe GmbH, a European subsidiary, is authorized and regulated by the Federal Financial Supervisory Authority ("BaFin") as a tied agent of AHP Capital Management GmbH, a third-party financial institution.

Piper Sandler MENA Ltd, an Abu Dhabi Global Market ("ADGM") subsidiary, is authorized and regulated by the ADGM Financial Services Regulatory Authority. As of June 30, 2026, Piper Sandler MENA Ltd was in compliance with the capital requirements of the ADGM Financial Services Regulatory Authority.
Piper Sandler Companies | 59

OFF-BALANCE SHEET ARRANGEMENTS
In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes the notional contract value of our off-balance sheet arrangements for the periods presented:

	Expiration Per Period						Total Contractual Amount
	Remainder of			2029	2031		June 30,	December 31,
(Amounts in thousands)	2026	2027	2028	- 2030	- 2032	Later	2026	2025
Customer matched-book derivative contracts (1) (2)	$40,000	$61,606	$—	$20,222	$—	$261,150	$382,978	$355,129
Trading securities derivative contracts (1)	255,050	114,747	—	5,000	4,950	—	379,747	236,400
Investment commitments (3)	—	—	—	—	—	—	28,289	30,884
(1)We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At June 30, 2026 and December 31, 2025, the net fair value of these derivative contracts approximated $3.8 million and $4.0 million, respectively.
(2)We have three counterparties (contractual amount of $72.4 million at June 30, 2026) who are not required to post collateral. The uncollateralized amounts, representing the fair value of the derivative contracts, expose us to the credit risk of these counterparties. At June 30, 2026, we had $3.9 million of credit exposure with these counterparties, including $3.5 million of credit exposure with one counterparty.
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

Investment Commitments
We have investments, including those made as part of our alternative asset management activities, in limited partnerships or limited liability companies that make direct or indirect equity or debt investments in companies. We commit capital and/or act as the managing partner of these entities. We have committed capital of $28.3 million to certain entities and these commitments generally have no specified call dates.

Piper Sandler Companies | 60

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
Piper Sandler Companies | 61

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

We estimate that a parallel 50 basis point adverse change in the market would result in a decrease of approximately $1.9 million in the carrying value of our fixed income securities inventory as of June 30, 2026, including the effect of the hedging transactions.

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

Piper Sandler Companies | 62

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

A key tenet of our risk management procedures related to credit risk is the daily monitoring of the credit quality of our long fixed income securities inventory. These rating trends and the credit quality mix are regularly reviewed with the executive financial risk committee. The following table summarizes the credit rating for our long corporate fixed income securities, taxable and tax-exempt municipal securities, and U.S. government and agency securities as a percentage of the total of these asset classes as of June 30, 2026:

	AAA	AA	A	BBB	BB	Not Rated
Corporate fixed income securities	—%	1.6%	—%	1.5%	—%	—%
Taxable and tax-exempt municipal securities	10.5	50.8	11.9	1.0	—	3.1
U.S. government and agency securities	—	19.6	—	—	—	—
	10.5%	72.0%	11.9%	2.5%	—%	3.1%

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

Piper Sandler Companies | 63

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

Within our customer matched-book derivative portfolio, we have concentrated counterparty credit exposure with three non-publicly rated entities totaling $3.9 million at June 30, 2026. This counterparty credit exposure relates to our public finance business and consists primarily of interest rate swaps. One derivative counterparty represented 89.1 percent, or $3.5 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

Piper Sandler Companies | 64

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

Piper Sandler Companies | 65

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

During the second quarter of our fiscal year ending December 31, 2026, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Piper Sandler Companies | 66

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The table below sets forth the information with respect to purchases made by or on behalf of Piper Sandler Companies or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the quarter ended June 30, 2026.

				Total Number of Shares	Approximate Dollar
	Total Number		Average Price	Purchased as Part of	Value of Shares Yet to be
	of Shares		Paid per	Publicly Announced	Purchased Under the
Period	Purchased (1)		Share (1)	Plans or Programs (1)	Plans or Programs (2)
Month #1
April 1, 2026 to
April 30, 2026	108,575		$82.72	108,575	$79.5	million
Month #2
May 1, 2026 to
May 31, 2026	121,758	(3)	$79.27	116,428	$70.3	million
Month #3
June 1, 2026 to
June 30, 2026	160,513	(4)	$76.84	160,505	$58.0	million
Total	390,846		$79.23	385,508	$58.0	million

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
(3)
Consists of 116,428 shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent at an average price of $79.29 per share, and 5,330 shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price of $78.79 per share.

(4)
Consists of 160,505 shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent at an average price of $76.84 per share, and 8 shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price of $79.52 per share.

Item 3. Defaults Upon Senior Securities.
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Piper Sandler Companies | 67

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
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. *

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL and included in Exhibit 101. *
*    Filed herewith.
**    This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Piper Sandler Companies | 68

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIPER SANDLER COMPANIES

Date:	August 5, 2026	By	/s/ Chad R. Abraham
		Name	Chad R. Abraham
		Its	Chairman and Chief Executive Officer

Date:	August 5, 2026	By	/s/ Katherine P. Clune
		Name	Katherine P. Clune
		Its	Chief Financial Officer