Form 10-Q
period 2026-09-30
PIPER SANDLER COMPANIES
filed 2026-11-05
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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
Yes  ☐ No  ☑
As of October 29, 2026, the registrant had 70,283,998 shares of Common Stock outstanding.

Part I.    Financial Information
Part II.    Other Information
Piper Sandler Companies | 2

Part I. Financial Information
Item 1. Financial Statements.

Piper Sandler Companies | 3

Piper Sandler Companies
Consolidated Statements of Financial Condition

	September 30,	December 31,
	2026	2025
(Amounts in thousands, except share data)	(Unaudited)
Assets
Cash and cash equivalents	$580,548	$809,415
Receivables from brokers, dealers and clearing organizations	63,730	53,612

Financial instruments and other inventory positions owned:
Financial instruments and other inventory positions owned	445,291	435,204
Financial instruments and other inventory positions owned and pledged as collateral	65,407	67,066
Total financial instruments and other inventory positions owned	510,698	502,270

Investments (including noncontrolling interests of $184,301 and $216,838, respectively)	294,632	322,518
Fixed assets (net of accumulated depreciation and amortization of $103,186 and $89,312, respectively)	93,253	77,329
Right-of-use lease assets	123,959	64,004
Goodwill	319,258	319,258
Intangible assets (net of accumulated amortization of $176,946 and $170,774, respectively)	94,567	99,598
Net deferred income tax assets	158,937	156,124
Other assets	191,977	188,518
Total assets	$2,431,559	$2,592,646

Liabilities and Shareholders' Equity
Short-term financing	$15,000	$15,000
Payables to brokers, dealers and clearing organizations	7,522	22,358
Financial instruments and other inventory positions sold, but not yet purchased	62,519	48,514
Accrued compensation	527,384	702,847
Accrued lease liabilities	163,703	101,351
Other liabilities and accrued expenses	93,389	119,783
Total liabilities	869,517	1,009,853

Shareholders' equity (1):
Common stock, $0.01 par value:
Shares authorized: 400,000,000;
Shares issued: 78,133,333 and 78,250,916, respectively;
Shares outstanding: 67,093,685 and 67,483,432, respectively	779	779
Additional paid-in capital	1,015,871	957,145
Retained earnings	775,363	728,931
Less: Common stock held in treasury, at cost: 11,039,648 shares and 10,767,484 shares, respectively	(411,390)	(318,581)
Accumulated other comprehensive income	2,001	2,733
Total common shareholders' equity	1,382,624	1,371,007
Noncontrolling interests	179,418	211,786
Total shareholders' equity	1,562,042	1,582,793

Total liabilities and shareholders' equity	$2,431,559	$2,592,646
(1)Common shares information and additional paid-in capital have been adjusted to reflect the four-for-one forward split of common stock, as discussed in Note 1.
See Notes to the Consolidated Financial Statements
Piper Sandler Companies | 4

Piper Sandler Companies
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2026	2025	2026	2025
Revenues
Investment banking	$331,680	$329,346	$1,041,397	$886,604
Institutional brokerage	114,276	110,732	336,653	327,121
Interest income	11,241	9,374	31,991	27,284
Investment income/(loss)	(13,545)	30,642	5,010	(3,784)
Total revenues	443,652	480,094	1,415,051	1,237,225
Interest expense	605	818	2,080	3,899
Net revenues	443,047	479,276	1,412,971	1,233,326

Non-interest expenses
Compensation and benefits	286,637	288,901	891,403	795,574
Occupancy and equipment	22,426	19,448	60,103	55,117
Outside services	17,445	14,626	47,938	51,017
Communications	15,564	14,852	46,359	45,237
Marketing and business development	14,855	12,385	45,889	41,127
Trade execution and clearance	6,179	4,775	16,630	14,650
Restructuring and integration costs	—	1,044	—	6,042
Intangible asset amortization	2,057	2,147	6,172	6,370
Other operating expenses	11,251	13,671	43,478	32,408
Total non-interest expenses	376,414	371,849	1,157,972	1,047,542

Income before income tax expense	66,633	107,427	254,999	185,784
Income tax expense	26,475	24,949	76,432	34,783
Net income	40,158	82,478	178,567	151,001
Net income/(loss) attributable to noncontrolling interests	(15,257)	22,212	(9,935)	(16,362)
Net income attributable to Piper Sandler Companies	$55,415	$60,266	$188,502	$167,363

Earnings per common share (1)
Basic	$0.82	$0.90	$2.79	$2.52
Diluted	$0.78	$0.85	$2.65	$2.35

Dividends declared per common share (1)	$0.20	$0.18	$1.83	$1.25

Weighted average number of common shares outstanding (1)
Basic	67,257	66,862	67,596	66,401
Diluted	70,667	71,232	71,045	71,100
(1)Common shares and per common share information have been adjusted to reflect the four-for-one forward split of common stock, as discussed in Note 1.
See Notes to the Consolidated Financial Statements
Piper Sandler Companies | 5

Piper Sandler Companies
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2026	2025	2026	2025
Net income	$40,158	$82,478	$178,567	$151,001
Other comprehensive income/(loss), net of tax — Foreign currency translation adjustment	305	(1,104)	(732)	3,594
Comprehensive income	40,463	81,374	177,835	154,595
Comprehensive income/(loss) attributable to noncontrolling interests	(15,257)	22,212	(9,935)	(16,362)
Comprehensive income attributable to Piper Sandler Companies	$55,720	$59,162	$187,770	$170,957
See Notes to the Consolidated Financial Statements

Piper Sandler Companies | 6

Piper Sandler Companies
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

						Accumulated	Total
	Common		Additional			Other	Common		Total
(Amounts in thousands,	Shares	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
except share amounts)	Outstanding (1)	Stock (1)	Capital (1)	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Balance at December 31, 2025	67,483,432	$779	$957,145	$728,931	$(318,581)	$2,733	$1,371,007	$211,786	$1,582,793
Net income	—	—	—	65,242	—	—	65,242	3,070	68,312
Dividends declared	—	—	—	(113,633)	—	—	(113,633)	—	(113,633)
Amortization/issuance of restricted stock (2)	—	—	89,252	—	—	—	89,252	—	89,252
Repurchase of common stock through share repurchase program	(425,148)	—	—	—	(33,046)	—	(33,046)	—	(33,046)
Issuance of treasury shares for options exercised	20,960	—	(113)	—	632	—	519	—	519
Issuance of treasury shares for restricted stock vestings	1,232,616	—	(41,719)	—	41,719	—	—	—	—
Repurchase of common stock from employees	(458,656)	—	—	—	(36,843)	—	(36,843)	—	(36,843)
Shares reserved/issued for director compensation	4,357	—	313	—	—	—	313	—	313
Other comprehensive loss	—	—	—	—	—	(975)	(975)	—	(975)
Fund capital contributions, net	—	—	—	—	—	—	—	1,167	1,167
Balance at March 31, 2026	67,857,561	$779	$1,004,878	$680,540	$(346,119)	$1,758	$1,341,836	$216,023	$1,557,859
Net income	—	—	—	67,845	—	—	67,845	2,252	70,097
Dividends declared	—	—	—	(14,397)	—	—	(14,397)	—	(14,397)
Amortization/issuance of restricted stock (2)	—	—	7,632	—	—	—	7,632	—	7,632
Repurchase of common stock through share repurchase program	(385,508)	—	—	—	(30,546)	—	(30,546)	—	(30,546)
Issuance of treasury shares for restricted stock vestings	71,864	—	(2,506)	—	2,506	—	—	—	—
Repurchase of common stock from employees	(5,338)	—	—	—	(421)	—	(421)	—	(421)
Shares reserved/issued for director compensation	10,870	—	862	—	—	—	862	—	862
Other comprehensive loss	—	—	—	—	—	(62)	(62)	—	(62)
Fund capital distributions, net	—	—	—	—	—	—	—	(23,600)	(23,600)
Balance at June 30, 2026	67,549,449	$779	$1,010,866	$733,988	$(374,580)	$1,696	$1,372,749	$194,675	$1,567,424
Net income/(loss)	—	—	—	55,415	—	—	55,415	(15,257)	40,158
Dividends declared	—	—	—	(14,040)	—	—	(14,040)	—	(14,040)
Amortization/issuance of restricted stock (2)	—	—	7,492	—	—	—	7,492	—	7,492
Repurchase of common stock through share repurchase program	(505,355)	—	—	—	(37,663)	—	(37,663)	—	(37,663)
Issuance of treasury shares for restricted stock vestings	70,966	—	(2,599)	—	2,599	—	—	—	—
Repurchase of common stock from employees	(23,005)	—	—	—	(1,746)	—	(1,746)	—	(1,746)
Shares reserved/issued for director compensation	1,630	—	112	—	—	—	112	—	112
Other comprehensive income	—	—	—	—	—	305	305	—	305
Balance at September 30, 2026	67,093,685	$779	$1,015,871	$775,363	$(411,390)	$2,001	$1,382,624	$179,418	$1,562,042

Continued on next page
Piper Sandler Companies | 7

Piper Sandler Companies
Consolidated Statements of Changes in Shareholders' Equity - Continued (Unaudited)

						Accumulated	Total
	Common		Additional			Other	Common		Total
(Amounts in thousands,	Shares	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
except share amounts)	Outstanding (1)	Stock (1)	Capital (1)	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Balance at December 31, 2024	64,446,892	$779	$981,140	$561,746	$(314,656)	$(1,179)	$1,227,830	$187,943	$1,415,773
Net income/(loss)	—	—	—	64,915	—	—	64,915	(28,147)	36,768
Dividends declared	—	—	—	(70,261)	—	—	(70,261)	—	(70,261)
Amortization/issuance of restricted stock (2)	—	—	68,664	—	—	—	68,664	—	68,664
Issuance of treasury shares for options exercised	60,000	—	16	—	1,469	—	1,485	—	1,485
Issuance of treasury shares for restricted stock vestings	2,616,192	—	(63,105)	—	63,105	—	—	—	—
Repurchase of common stock from employees	(1,064,240)	—	—	—	(80,629)	—	(80,629)	—	(80,629)
Shares reserved/issued for director compensation	5,276	—	333	—	—	—	333	—	333
Other comprehensive income	—	—	—	—	—	1,136	1,136	—	1,136
Fund capital contributions, net	—	—	—	—	—	—	—	4,841	4,841
Balance at March 31, 2025	66,064,120	$779	$987,048	$556,400	$(330,711)	$(43)	$1,213,473	$164,637	$1,378,110
Net income/(loss)	—	—	—	42,182	—	—	42,182	(10,427)	31,755
Dividends declared	—	—	—	(17,087)	—	—	(17,087)	—	(17,087)
Amortization/issuance of restricted stock (2)	—	—	7,927	—	—	—	7,927	—	7,927
Repurchase of common stock through share repurchase program	(267,032)	—	—	—	(16,573)	—	(16,573)	—	(16,573)
Issuance of treasury shares for restricted stock vestings	1,053,192	—	(28,726)	—	28,726	—	—	—	—
Repurchase of common stock from employees	(71,400)	—	—	—	(4,316)	—	(4,316)	—	(4,316)
Shares reserved/issued for director compensation	11,424	—	725	—	—	—	725	—	725
Other comprehensive income	—	—	—	—	—	3,562	3,562	—	3,562
Fund capital contributions, net	—	—	—	—	—	—	—	15,311	15,311
Balance at June 30, 2025	66,790,304	$779	$966,974	$581,495	$(322,874)	$3,519	$1,229,893	$169,521	$1,399,414
Net income	—	—	—	60,266	—	—	60,266	22,212	82,478
Dividends declared	—	—	—	(11,931)	—	—	(11,931)	—	(11,931)
Amortization/issuance of restricted stock (2)	—	—	7,480	—	—	—	7,480	—	7,480
Issuance of treasury shares for options exercised	72,000	—	(247)	—	2,029	—	1,782	—	1,782
Issuance of treasury shares for restricted stock vestings	101,896	—	(2,875)	—	2,875	—	—	—	—
Repurchase of common stock from employees	(44,808)	—	—	—	(3,678)	—	(3,678)	—	(3,678)
Shares reserved/issued for director compensation	1,496	—	130	—	—	—	130	—	130
Other comprehensive loss	—	—	—	—	—	(1,104)	(1,104)	—	(1,104)
Fund capital distributions, net	—	—	—	—	—	—	—	(11,407)	(11,407)
Balance at September 30, 2025	66,920,888	$779	$971,462	$629,830	$(321,648)	$2,415	$1,282,838	$180,326	$1,463,164
(1)Common shares information and additional paid-in capital have been adjusted to reflect the four-for-one forward split of common stock, as discussed in Note 1.
(2)Includes amortization of restricted stock issued in conjunction with the Company's acquisitions.
See Notes to the Consolidated Financial Statements
Piper Sandler Companies | 8

Piper Sandler Companies
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(Amounts in thousands)	2026	2025
Operating Activities
Net income	$178,567	$151,001
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization of fixed assets	14,757	12,961
Deferred income taxes	(2,813)	25,467
Stock-based compensation	82,411	75,832
Amortization of intangible assets	6,172	6,370
Amortization of forgivable loans	21,657	17,309
Decrease/(increase) in operating assets:
Receivables from brokers, dealers and clearing organizations	(10,118)	(302,747)
Net financial instruments and other inventory positions owned	5,577	(25,260)
Investments	27,886	(2,807)
Other assets	(85,427)	(22,306)
Increase/(decrease) in operating liabilities:
Payables to brokers, dealers and clearing organizations	(14,836)	52,231
Accrued compensation	(151,890)	(113,290)
Other liabilities and accrued expenses	22,513	(17,934)
Net cash provided by/(used in) operating activities	94,456	(143,173)

Investing Activities
Business acquisitions, net of cash acquired	(1,152)	(8,989)
Purchases of fixed assets, net	(30,760)	(31,348)
Net cash used in investing activities	(31,912)	(40,337)

Financing Activities
Net change in short-term financing	—	5,000
Payment of cash dividends	(128,194)	(99,279)
Increase/(decrease) in noncontrolling interests	(22,433)	8,745
Repurchase of common stock	(140,265)	(105,196)
Proceeds from stock option exercises	519	3,267
Net cash used in financing activities	(290,373)	(187,463)

Currency adjustment:
Effect of exchange rate changes on cash	(1,038)	2,136

Net decrease in cash and cash equivalents	(228,867)	(368,837)

Cash and cash equivalents at beginning of period	809,415	482,834
Cash and cash equivalents at end of period	$580,548	$113,997

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,978	$3,869
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

	Three Months Ended
	September 30, 2025
(Amounts in thousands)	As Previously Reported	Adjustment	As Adjusted
Non-interest expenses
Compensation and benefits	$288,901	$—	$288,901
Occupancy and equipment	19,448	—	19,448
Outside services	13,630	996	14,626
Communications	13,774	1,078	14,852
Marketing and business development	10,150	2,235	12,385
Deal-related expenses	12,948	(12,948)	—
Trade execution and clearance	4,775	—	4,775
Restructuring and integration costs	1,044	—	1,044
Intangible asset amortization	2,147	—	2,147
Other operating expenses	5,032	8,639	13,671
Total non-interest expenses	$371,849	$—	$371,849

	Nine Months Ended
	September 30, 2025
(Amounts in thousands)	As Previously Reported	Adjustment	As Adjusted
Non-interest expenses
Compensation and benefits	$795,574	$—	$795,574
Occupancy and equipment	55,117	—	55,117
Outside services	45,137	5,880	51,017
Communications	42,808	2,429	45,237
Marketing and business development	35,437	5,690	41,127
Deal-related expenses	30,156	(30,156)	—
Trade execution and clearance	14,650	—	14,650
Restructuring and integration costs	6,042	—	6,042
Intangible asset amortization	6,370	—	6,370
Other operating expenses	16,251	16,157	32,408
Total non-interest expenses	$1,047,542	$—	$1,047,542

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

Pro forma financial information is not presented as the acquisition was not material. The results of operations of G Squared have been included in the Company's consolidated financial statements prospectively beginning on the acquisition date.

Piper Sandler Companies | 12

Piper Sandler Companies
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 5 | RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

	September 30,	December 31,
(Amounts in thousands)	2026	2025
Receivables from brokers, dealers and clearing organizations
Receivable from clearing organizations	$49,916	$33,482
Receivable from brokers and dealers	13,814	20,130
Total receivables from brokers, dealers and clearing organizations	$63,730	$53,612

Payables to brokers, dealers and clearing organizations
Payable to brokers and dealers	$7,522	$22,358
Total payables to brokers, dealers and clearing organizations	$7,522	$22,358

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

Piper Sandler Companies | 15

Piper Sandler Companies
Notes to the Consolidated Financial Statements (Unaudited)

The following table summarizes the valuation of the Company's financial instruments by pricing observability levels defined in FASB Accounting Standards Codification Topic 820, "Fair Value Measurement" ("ASC 820") as of September 30, 2026:

				Counterparty
				and Cash
				Collateral
(Amounts in thousands)	Level I	Level II	Level III	Netting (1)	Total
Assets
Financial instruments and other inventory positions owned:
Corporate securities:
Convertible securities	$—	$128,934	$—	$—	$128,934
Equity securities	270	222	—	—	492
Fixed income securities	—	2,783	—	—	2,783
Municipal securities:
Taxable securities	—	26,238	—	—	26,238
Tax-exempt securities	—	139,263	—	—	139,263
Short-term securities	—	88,973	—	—	88,973
Asset-backed securities	—	60,981	—	—	60,981
U.S. government agency securities	—	51,928	—	—	51,928
U.S. government securities	7,705	—	—	—	7,705
Derivative contracts	—	3,411	24,529	(24,539)	3,401
Total financial instruments and other inventory positions owned	7,975	502,733	24,529	(24,539)	510,698

Cash equivalents	548,637	—	—	—	548,637
Investments at fair value (2)	72,213	—	199,844	—	272,057
Total assets	$628,825	$502,733	$224,373	$(24,539)	$1,331,392

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$19,923	$—	$—	$—	$19,923
Fixed income securities	—	2,535	—	—	2,535
U.S. government securities	39,303	—	—	—	39,303
Derivative contracts	—	1,535	12,951	(13,728)	758
Total financial instruments and other inventory positions sold, but not yet purchased	$59,226	$4,070	$12,951	$(13,728)	$62,519
(1)Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.
(2)Includes noncontrolling interests of $184.3 million attributable to unrelated third-party ownership in consolidated alternative asset management funds, of which $158.8 million is classified as Level III.

At September 30, 2026, the Company's Level I investments at fair value included $16.2 million of equity securities subject to contractual sale restrictions, of which $13.7 million will expire in the fourth quarter of 2026 and $2.5 million will expire in the first quarter of 2027.
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

Piper Sandler Companies | 17

Piper Sandler Companies
Notes to the Consolidated Financial Statements (Unaudited)

The following tables summarize the changes in fair value associated with Level III financial instruments held at the beginning or end of the periods presented:

	Level III
	Assets		Liabilities
(Amounts in thousands)	Derivative Contracts	Investments at Fair Value	Derivative Contracts
Balance at June 30, 2026	$4,056	$195,756	$4,461
Purchases	—	3,601	—
Sales	—	(2)	—
Settlements	1,674	—	581
Transfers in (1)	—	—	—
Transfers out (2)	—	—	—
Total realized and unrealized gains/(losses)	18,799	489	7,909
Balance at September 30, 2026	$24,529	$199,844	$12,951

Balance at June 30, 2025	$5,523	$185,202	$4,370
Purchases	—	6,580	—
Sales	—	(248)	—
Settlements	(2,060)	—	(1,779)
Transfers in (1)	—	697	—
Transfers out (2)	—	(5,000)	—
Total realized and unrealized gains/(losses)	41	1,976	4,043
Balance at September 30, 2025	$3,504	$189,207	$6,634

Unrealized gains/(losses) for assets/liabilities held at:
September 30, 2026	$24,141	$2,353	$12,926
September 30, 2025	$1,379	$1,971	$5,268

Continued on next page
Piper Sandler Companies | 18

Piper Sandler Companies
Notes to the Consolidated Financial Statements (Unaudited)

	Level III
	Assets		Liabilities
(Amounts in thousands)	Derivative Contracts	Investments at Fair Value	Derivative Contracts
Balance at December 31, 2025	$2,352	$217,966	$6,534
Purchases	—	10,946	—
Sales	—	(13,240)	—
Settlements	(941)	—	(6,032)
Transfers in (1)	—	—	—
Transfers out (2)	—	(7,349)	—
Total realized and unrealized gains/(losses)	23,118	(8,479)	12,449
Balance at September 30, 2026	$24,529	$199,844	$12,951

Balance at December 31, 2024	$1,819	$176,970	$991
Purchases	—	41,067	—
Sales	—	(248)	—
Settlements	(2,910)	—	(2,475)
Transfers in (1)	—	697	—
Transfers out (2)	—	(13,182)	—
Total realized and unrealized gains/(losses)	4,595	(16,097)	8,118
Balance at September 30, 2025	$3,504	$189,207	$6,634

Unrealized gains/(losses) for assets/liabilities held at:
September 30, 2026	$24,308	$(8,496)	$12,765
September 30, 2025	$3,233	$(9,531)	$6,634
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

Piper Sandler Companies | 19

Piper Sandler Companies
Notes to the Consolidated Financial Statements (Unaudited)

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company's Level III financial instruments as of September 30, 2026:

	Valuation			Weighted
	Technique	Unobservable Input	Range	Average (1)
Assets
Derivative contracts	Discounted cash flow	Premium over the MMD curve in basis points ("bps") (3)	0 - 35 bps	15.0 bps
Investments at fair value (2)	Market approach	Revenue multiple (3)	3 - 10 times	6.8 times
		EBITDA multiple (3)	10 - 15 times	13.4 times
		Equity value as multiple of independent financing value (3)	1 - 3 times	1.8 times
	Discounted cash flow	Discount rate (4)	15 - 25%	21.9%

Liabilities
Derivative contracts	Discounted cash flow	Premium over the MMD curve in bps (4)	0 - 20 bps	7.0 bps
(1)Unobservable inputs were weighted by the relative fair value of the financial instruments.
(2)As of September 30, 2026, the Company had $199.8 million of Level III investments at fair value, of which $50.5 million was valued based on a recent round of independent financing.
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

Piper Sandler Companies | 20

Piper Sandler Companies
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 7 | FINANCIAL INSTRUMENTS AND OTHER INVENTORY POSITIONS

	September 30,	December 31,
(Amounts in thousands)	2026	2025
Financial instruments and other inventory positions owned
Corporate securities:
Convertible securities	$128,934	$140,306
Equity securities	492	—
Fixed income securities	2,783	2,831
Municipal securities:
Taxable securities	26,238	33,021
Tax-exempt securities	139,263	125,419
Short-term securities	88,973	19,531
Asset-backed securities	60,981	92,472
U.S. government agency securities	51,928	82,666
U.S. government securities	7,705	201
Derivative contracts	3,401	5,823
Total financial instruments and other inventory positions owned	$510,698	$502,270

Financial instruments and other inventory positions sold, but not yet purchased
Corporate securities:
Equity securities	$19,923	$—
Fixed income securities	2,535	3,300
U.S. government securities	39,303	43,403
Derivative contracts	758	1,811
Total financial instruments and other inventory positions sold, but not yet purchased	$62,519	$48,514

At September 30, 2026 and December 31, 2025, financial instruments and other inventory positions owned in the amount of $65.4 million and $67.1 million, respectively, had been pledged as collateral for short-term financing arrangements.

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

Piper Sandler Companies | 21

Piper Sandler Companies
Notes to the Consolidated Financial Statements (Unaudited)

Trading Securities Derivatives
The Company enters into interest rate derivative contracts and uses U.S. treasury bond futures and options to hedge interest rate and market value risks primarily associated with its fixed income securities. These instruments use rates based upon the MMD index. The Company also enters into equity option contracts to hedge market value risk associated with its convertible securities. The Company may enter into credit default swap contracts to hedge credit spread risk associated with the debt instruments held in its trading inventory. These instruments use rates based upon the Credit Default Swap Index ("CDX").

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

	September 30, 2026			December 31, 2025
(Amounts in thousands)	Derivative	Derivative	Notional	Derivative	Derivative	Notional
Derivative Category	Assets (1)	Liabilities (2)	Amount	Assets (1)	Liabilities (2)	Amount
Interest rate:
Customer matched-book	$9,885	$7,927	$370,230	$7,033	$4,878	$355,129
Trading securities	18,055	6,559	343,847	1,063	5,695	236,400
	$27,940	$14,486	$714,077	$8,096	$10,573	$591,529
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

		Three Months Ended		Nine Months Ended
(Amounts in thousands)		September 30,		September 30,
Derivative Category	Operations Category	2026	2025	2026	2025
Interest rate derivative contract	Investment banking	$(130)	$(30)	$(234)	$(55)
Interest rate derivative contract	Institutional brokerage	12,236	(4,305)	15,882	(4,056)
		$12,106	$(4,335)	$15,648	$(4,111)

Credit risk associated with the Company's derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company's derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company's financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The Company's derivative contracts are generally collateralized by its counterparties, who are major financial institutions. As of September 30, 2026, the Company had $1.8 million of uncollateralized credit exposure with three counterparties (notional contract amount of $71.2 million), including $1.3 million of uncollateralized credit exposure with one counterparty.

Piper Sandler Companies | 22

Piper Sandler Companies
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 8 | INVESTMENTS

	September 30,	December 31,
(Amounts in thousands)	2026	2025
Investments at fair value	$272,057	$305,473
Investments accounted for under the equity method	22,575	17,045
Total investments	294,632	322,518
Less: Investments attributable to noncontrolling interests (1)	(184,301)	(216,838)
Total investments attributable to Piper Sandler Companies	$110,331	$105,680
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

	September 30,	December 31,
(Amounts in thousands)	2026	2025
Assets
Cash and cash equivalents	$424	$249
Investments	228,180	268,121
Other assets	14	844
Total assets	$228,618	$269,214

Liabilities
Other liabilities and accrued expenses	$5,970	$7,990
Total liabilities	$5,970	$7,990

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

Nonconsolidated VIEs
The Company determined it is not the primary beneficiary of certain VIEs and, accordingly, does not consolidate them. These VIEs had net assets approximating $806.7 million and $777.0 million at September 30, 2026 and December 31, 2025, respectively. The Company's exposure to loss from these VIEs is $22.6 million, which is the carrying value of its capital contributions recorded in investments on the consolidated statements of financial condition at September 30, 2026. The Company had no liabilities related to these VIEs at September 30, 2026 and December 31, 2025. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of September 30, 2026.

Piper Sandler Companies | 24

Piper Sandler Companies
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 10 | OTHER ASSETS

	September 30,	December 31,
(Amounts in thousands)	2026	2025
Installment fee receivables	$41,934	$39,736
Fee receivables	57,808	48,129
Forgivable employee loans	59,436	60,437
Prepaid expenses	19,435	27,657
Other	13,364	12,559
Total other assets	$191,977	$188,518

The Company's installment fee receivables and forgivable employee loans are carried at amortized cost, which approximates fair value, and would be categorized as Level II assets in the fair value hierarchy if they were carried at fair value.

The allowance for credit losses was immaterial at September 30, 2026 and December 31, 2025.

NOTE 11 | SHORT-TERM FINANCING
Unsecured Revolving Credit Facility
The Company has an unsecured $120 million revolving credit facility with U.S. Bank N.A. The credit agreement will terminate on December 20, 2028, unless otherwise terminated. The interest rate is variable and based on either the federal funds rate or prime rate plus an applicable margin. This credit facility includes customary events of default and covenants that, among other things, require the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital of $120 million, limit the Company's leverage ratio, require maintenance of a minimum ratio of operating cash flow to fixed charges, and impose certain limitations on the Company's ability to make acquisitions and make payments on its capital stock. At September 30, 2026, there were $10.0 million of advances against this credit facility, with a weighted average interest rate of 5.88 percent. At December 31, 2025, there were $10.0 million of advances against this credit facility, with a weighted average interest rate of 5.64 percent.

Secured Revolving Credit Facility
The Company has a $30 million revolving credit facility with Huntington Bancshares Incorporated. Advances under this facility are secured by certain installment fee receivables. The credit agreement will terminate on August 23, 2027, unless otherwise terminated. The interest rate is variable and based on either the federal funds rate, prime rate, or SOFR plus an applicable margin. This credit facility includes customary events of default and covenants that, among other things, require the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital of $120 million, limit the Company's leverage ratio, require maintenance of a minimum fixed charge coverage ratio, and impose certain limitations on the Company's ability to make acquisitions and make payments on its capital stock. At September 30, 2026, there were $5.0 million of advances against this credit facility, with a weighted average interest rate of 5.62 percent. At December 31, 2025, there were $5.0 million of advances against this credit facility, with a weighted average interest rate of 5.69 percent.

Piper Sandler Companies | 25

Piper Sandler Companies
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 12 | LEASES
The Company leases office space throughout the U.S. and in a limited number of foreign countries where its international operations reside. Aggregate minimum lease payments on an undiscounted basis for the Company's operating leases and a reconciliation to accrued lease liabilities included on the consolidated statements of financial condition as of September 30, 2026 were as follows:

(Amounts in thousands)
Remainder of 2026	$7,444
2027	29,158
2028	28,112
2029	26,234
2030	23,854
Thereafter	197,476
Total operating lease payments	312,278
Less: Tenant improvement allowances	(24,099)
Less: Present value discount	(124,476)
Total accrued lease liabilities	$163,703

The following table summarizes the Company's operating lease costs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in millions)	2026	2025	2026	2025
Operating lease costs	$7.9	$6.0	$19.5	$18.5

Other information related to the Company's operating leases is as follows:

	Nine Months Ended
	September 30,
(Amounts in millions)	2026	2025
Cash paid for lease liabilities	$19.6	$20.5
ROU lease assets obtained in exchange for lease liabilities (i.e., new leases and amendments commenced during the period)	114.1	35.2

	September 30,	December 31,
	2026	2025
Weighted average remaining lease term (in years)	11.1	7.9
Weighted average discount rate	6.6%	5.9%

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

The Financial Industry Regulatory Authority, Inc. ("FINRA") Arbitration Matters
Piper Sandler has been named in two customer arbitrations filed in May 2026 with FINRA. The arbitrations arise from a series of unsecured note offerings during 2022 and 2023 by Crown Capital Holdings, LLC in connection with which Piper Sandler served as placement agent. The claimants, all of which are institutional investors, collectively purchased $158.3 million of notes in the offerings, and they make similar claims and allegations in the two arbitrations. Among other claims, the claimants contend that Piper Sandler acted negligently, that it violated FINRA rules by allegedly recommending unsuitable investments, and that it either participated in or aided and abetted the issuer’s allegedly fraudulent conduct. The claimants seek compensatory damages, rescission of their note purchases, interest and costs, and other unspecified relief. The Company believes, based upon currently available information, that Piper Sandler has meritorious defenses to these arbitrations, and Piper Sandler intends to vigorously defend against all of the claimants' claims. No loss contingency has been reflected in the Company's consolidated financial statements. Given that these arbitrations are in early stages, management is currently unable to estimate a range of reasonably possible losses related to these claims.

Variable Rate Demand Note Matter
A civil action was filed against financial institutions, including Piper Sandler and Piper Sandler Financial Products Inc., in California state court alleging the defendants artificially inflated interest rates set for variable rate demand notes. Variable rate demand notes are municipal bonds with interest rates that reset on a periodic basis. As of September 30, 2026, the Company has accrued $9.7 million for a settlement in principle for this litigation (subject to the finalization of the settlement agreement and court approval).

If during any period a potential adverse contingency becomes probable or is resolved for an amount in excess of the established accrual, the results of operations and cash flows in that period and the financial condition as of the end of that period could be materially adversely affected. In addition, there can be no assurance that material losses will not be incurred from claims that have not yet been brought to the Company's attention or are not yet determined to be reasonably possible. Reasonably possible losses in excess of amounts accrued at September 30, 2026 are not material.

Litigation-related accrual activity included within other operating expenses was $8.5 million for the nine months ended September 30, 2026 and was immaterial for the nine months ended September 30, 2025.

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

During the nine months ended September 30, 2026, the Company declared and paid quarterly cash dividends on its common stock, aggregating $0.575 per share, and a special cash dividend on its common stock of $1.25 per share. The special cash dividend related to the Company's fiscal year 2025 results. Total dividends paid, including accrued forfeitable dividends paid on restricted stock awards that vested, were $128.2 million for the nine months ended September 30, 2026.

On October 30, 2026, the board of directors declared a quarterly cash dividend on its common stock of $0.20 per share to be paid on December 11, 2026, to shareholders of record as of the close of business on November 24, 2026.

Share Repurchases
The Company purchases shares of common stock pursuant to share repurchase programs authorized by the Company's board of directors. The Company also purchases shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations.

The following table summarizes the repurchase programs authorized by the Company's board of directors:

Effective Date	Authorized Amount	Expiration Date	Remaining Authorization at September 30, 2026
October 30, 2026	$200.0 million	December 31, 2028	–(1)
February 5, 2025	$150.0 million	December 31, 2026	$20.3 million
(1)Repurchase program authorized and effective subsequent to September 30, 2026.

The following table summarizes the Company's share repurchase activity:

	Nine Months Ended
	September 30,
	2026	2025
Shares repurchased pursuant to repurchase authorizations
Common shares repurchased	1,316,011	267,032
Aggregate purchase price (in millions)	$101.3	$16.6
Average price per share	$76.94	$62.06

Shares repurchased from employees related to employment tax obligations
Common shares repurchased	486,999	1,180,448
Aggregate purchase price (in millions)	$39.0	$88.6
Average price per share	$80.10	$75.08

Piper Sandler Companies | 28

Piper Sandler Companies
Notes to the Consolidated Financial Statements (Unaudited)

Issuance of Shares
The Company issues common shares out of treasury stock as a result of employee restricted share vesting and exercise transactions as discussed in Note 16. During the nine months ended September 30, 2026 and 2025, the Company issued 1,396,406 shares and 3,903,280 shares, respectively, related to these obligations.

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

The CODM evaluates the performance and allocates resources of the reportable segment based on net income attributable to Piper Sandler Companies as reported on the consolidated statements of operations. For the three months ended September 30, 2026 and 2025, net income attributable to Piper Sandler Companies was $55.4 million and $60.3 million, respectively. For the nine months ended September 30, 2026 and 2025, net income attributable to Piper Sandler Companies was $188.5 million and $167.4 million, respectively. The significant expense categories of the reportable segment are consistent with the presentation of non-interest expenses on the consolidated statements of operations. The measure of reportable segment assets is reported on the consolidated statements of financial condition as total assets. At September 30, 2026 and December 31, 2025, total assets were $2.43 billion and $2.59 billion, respectively.

The components of net revenues are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2026	2025	2026	2025
Revenues
Revenues from contracts with customers:
Investment banking:
Advisory services	$250,258	$211,544	$775,431	$633,185
Corporate financing	56,629	79,301	167,749	146,608
Municipal financing	24,793	38,501	98,217	106,811
Total investment banking	331,680	329,346	1,041,397	886,604

Institutional brokerage:
Equity brokerage	54,498	53,750	177,875	166,087
Fixed income services	59,778	56,982	158,778	161,034
Total institutional brokerage	114,276	110,732	336,653	327,121

Total revenues from contracts with customers	445,956	440,078	1,378,050	1,213,725

Interest income	11,241	9,374	31,991	27,284
Investment income/(loss)	(13,545)	30,642	5,010	(3,784)
Total revenues	443,652	480,094	1,415,051	1,237,225
Interest expense	605	818	2,080	3,899
Net revenues	$443,047	$479,276	$1,412,971	$1,233,326

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

The following table provides a summary of the Company's outstanding equity awards (in shares or units, as applicable) as of September 30, 2026:

Restricted stock
Restricted stock related to compensation plans:
Annual grants	1,697,444
Sign-on grants	466,190
Inducement grants	7,192
2022 Inducement Plan grants	253,220
2024 Inducement Plan grants	115,020
Total restricted stock related to compensation plans	2,539,066

Restricted stock related to acquisitions (1)	919,932
Total restricted stock	3,458,998

Restricted stock units	425,080

Stock options	402,108
(1)Includes restricted stock with service conditions issued in conjunction with certain acquisitions.

Incentive Plan
The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company's employees and directors for up to 43.6 million shares of common stock (6.3 million shares remained available for future issuance under the Incentive Plan as of September 30, 2026). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant's death, and at the discretion of the compensation committee of the Company's board of directors.

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

Piper Sandler Companies | 32

Piper Sandler Companies
Notes to the Consolidated Financial Statements (Unaudited)

The fair value of the performance condition portion of the award was based on the closing price of the Company's common stock on the grant date. If the Company determines that it is probable that the performance condition will be achieved, compensation expense is amortized on a straight-line basis over the 36-month performance period. The Company reevaluates achievement of the performance condition by grant year each reporting period with changes in estimated outcomes accounted for using a cumulative effect adjustment to compensation expense. Compensation expense will be recognized only if the performance condition is met. Employees forfeit unvested restricted stock units upon termination of employment with a corresponding reversal of compensation expense. As of September 30, 2026, the expected payout leverage for the performance condition portion of the award by grant year is as follows:

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

Stock-Based Compensation Activity
The following table summarizes the Company's stock-based compensation activity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in millions)	2026	2025	2026	2025
Stock-based compensation expense	$25.4	$23.4	$80.9	$73.9
Forfeitures	0.3	0.7	0.5	1.2
Tax benefit related to stock-based compensation expense	4.9	4.3	15.9	13.4

Piper Sandler Companies | 34

Piper Sandler Companies
Notes to the Consolidated Financial Statements (Unaudited)

The following table summarizes the changes in the Company's unvested restricted stock:

	Unvested	Weighted Average
	Restricted Stock	Grant Date
	(in Shares)	Fair Value
December 31, 2025	3,450,544	$47.70
Granted	1,066,479	79.67
Vested	(1,048,697)	49.08
Canceled	(9,328)	64.75
September 30, 2026	3,458,998	$57.09

The following table summarizes the changes in the Company's unvested restricted stock units:

	Unvested	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
December 31, 2025	454,740	$54.30
Granted	166,064	77.44
Vested	(195,724)	44.44
Canceled	—	—
September 30, 2026	425,080	$67.88
As of September 30, 2026, there was $52.7 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 2.6 years.

The following table summarizes the changes in the Company's outstanding stock options:

			Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
December 31, 2025	423,068	$37.47	5.7	$20,077,175
Granted	—	—
Exercised	(20,960)	24.75		1,320,453
Canceled	—	—
Expired	—	—
September 30, 2026	402,108	$38.13	5.1	$11,192,892

Options exercisable at:
September 30, 2026	202,108	$33.63	3.9	$6,536,892

As of September 30, 2026, there was $1.0 million of unrecognized compensation cost related to stock options expected to be recognized over a weighted average period of 1.4 years. There was no tax benefit recorded as a result of stock option exercises for the nine months ended September 30, 2026.

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

Nonqualified Deferred Compensation Plan
The nonqualified deferred compensation plan is an unfunded plan which allows certain highly compensated employees, at their election, to defer a portion of their compensation. This plan was closed to future deferral elections by participants for performance periods beginning after December 31, 2017. The amounts deferred under this plan are held in a grantor trust. The Company invests, as a principal, in investments to economically hedge its obligation under the nonqualified deferred compensation plan. The investments in the grantor trust consist of mutual funds which are categorized as Level I in the fair value hierarchy. These investments totaled $20.2 million and $19.3 million as of September 30, 2026 and December 31, 2025, respectively, and are included in investments on the consolidated statements of financial condition. A corresponding deferred compensation liability is included in accrued compensation on the consolidated statements of financial condition. The compensation deferred by the employees was expensed in the period earned. Changes in the fair value of the investments made by the Company are reported in investment income/(loss) and changes in the corresponding deferred compensation liability are reflected as compensation and benefits expense on the consolidated statements of operations.

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

The computation of EPS, adjusted to reflect the impact of the Stock Split, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2026	2025	2026	2025
Net income attributable to Piper Sandler Companies	$55,415	$60,266	$188,502	$167,363

Shares for basic and diluted calculations
Average shares used in basic computation	67,257	66,862	67,596	66,401
Stock options	182	254	195	241
Restricted stock units	467	642	478	592
Restricted shares	2,761	3,474	2,776	3,866
Average shares used in diluted computation	70,667	71,232	71,045	71,100

Earnings per common share
Basic	$0.82	$0.90	$2.79	$2.52
Diluted	$0.78	$0.85	$2.65	$2.35

The anti-dilutive effects from restricted shares were immaterial for the three and nine months ended September 30, 2026 and 2025.

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

At September 30, 2026, net capital calculated under the SEC rule was $349.4 million, and exceeded the minimum net capital required under the SEC rule by $348.4 million.

The Company's unsecured revolving credit facility and secured revolving credit facility include covenants requiring Piper Sandler to maintain a minimum regulatory net capital of $120 million. The Company's fully disclosed clearing agreement with Pershing includes a covenant requiring Piper Sandler to maintain excess net capital of $120 million.

Piper Sandler Ltd., a broker dealer subsidiary registered in the U.K., is subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority. As of September 30, 2026, Piper Sandler Ltd. was in compliance with the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority.

Piper Sandler Europe SAS, a European subsidiary, is authorized by the Autorité de contrôle prudentiel et de résolution and regulated by the Autorité des marchés financiers. As of September 30, 2026, Piper Sandler Europe SAS was in compliance with the applicable prudential own-funds requirements under the Investment Firm Regulation and Investment Firm Directive framework.

Piper Sandler Advisors GmbH, a European subsidiary, is authorized and regulated by the Federal Financial Supervisory Authority ("BaFin") as a tied agent of AHP Capital Management GmbH, a third-party financial institution.

Piper Sandler MENA Ltd, an Abu Dhabi Global Market ("ADGM") subsidiary, is authorized and regulated by the ADGM Financial Services Regulatory Authority. As of September 30, 2026, Piper Sandler MENA Ltd was in compliance with the capital requirements of the ADGM Financial Services Regulatory Authority.

Piper Sandler Companies | 38

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Piper Sandler Companies | 39

The following information should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes and exhibits included elsewhere in this Quarterly Report on Form 10-Q.

Certain statements in this Quarterly Report on Form 10-Q may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. Forward-looking statements can often be identified by words such as "believes," "expects," "anticipates," "estimates," "plans," "intends," "may," "will," "should," "would," "could" or similar expressions. These forward-looking statements include, among other things, statements other than historical information or statements of current conditions and may relate to our future plans and objectives and results, and also may include our belief regarding the effect of various legal proceedings, as set forth under "Legal Proceedings" in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2025, as updated in our subsequent reports filed with the Securities and Exchange Commission ("SEC"), and under "Legal Proceedings" in Part II, Item 1 of this Quarterly Report on Form 10-Q. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under "External Factors Impacting Our Business" as well as the factors identified under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, as updated in our subsequent reports filed with the SEC, and under "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.

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

Piper Sandler Companies | 40

Financial Highlights

	Three Months Ended			Nine Months Ended
(Amounts in thousands, except per share data)	Sept. 30,	Sept. 30,	2026	Sept. 30,	Sept. 30,	2026
	2026	2025	v2025	2026	2025	v2025
U.S. GAAP
Net revenues	$443,047	$479,276	(7.6)%	$1,412,971	$1,233,326	14.6%
Compensation and benefits	286,637	288,901	(0.8)	891,403	795,574	12.0
Non-compensation expenses	89,777	82,948	8.2	266,569	251,968	5.8
Income before income tax expense	66,633	107,427	(38.0)	254,999	185,784	37.3
Income tax expense	26,475	24,949	6.1	76,432	34,783	119.7
Net income attributable to Piper Sandler Companies	55,415	60,266	(8.0)	188,502	167,363	12.6
Earnings per diluted common share (1)	$0.78	$0.85	(8.2)	$2.65	$2.35	12.8

Ratios and margin
Compensation ratio	64.7%	60.3%		63.1%	64.5%
Non-compensation ratio	20.3%	17.3%		18.9%	20.4%
Pre-tax margin	15.0%	22.4%		18.0%	15.1%
Effective tax rate	39.7%	23.2%		30.0%	18.7%

Non-GAAP(2)
Adjusted net revenues	$456,036	$455,314	0.2%	$1,416,716	$1,244,012	13.9%
Adjusted compensation and benefits	280,462	280,973	(0.2)	871,749	771,882	12.9
Adjusted non-compensation expenses	85,265	78,007	9.3	253,707	233,880	8.5
Adjusted operating income	90,309	96,334	(6.3)	291,260	238,250	22.2
Adjusted income tax expense	28,628	27,777	3.1	83,176	43,457	91.4
Adjusted net income attributable to Piper Sandler Companies	61,681	68,557	(10.0)	208,084	194,793	6.8
Adjusted earnings per diluted common share (1)	$0.87	$0.96	(9.4)	$2.91	$2.72	7.0

Adjusted ratios and margin
Adjusted compensation ratio	61.5%	61.7%		61.5%	62.0%
Adjusted non-compensation ratio	18.7%	17.1%		17.9%	18.8%
Adjusted operating margin	19.8%	21.2%		20.6%	19.2%
Adjusted effective tax rate	31.7%	28.8%		28.6%	18.2%
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

Piper Sandler Companies | 41

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

Outlook
While the macroeconomic environment remains uncertain, the overall market backdrop reflects a constructive underlying trend evidenced by economic activity expansion and a stable labor market. Market conditions were increasingly selective during the third quarter of 2026, resulting in a decline in overall mergers and acquisitions ("M&A") activity. Monetary policy in the U.S. remains a prevalent factor impacting the economy and financial markets. The U.S. Federal Reserve raised its short-term benchmark interest rate in the third quarter as inflation continued to remain elevated and additional rate hikes are expected. The sharp rise in yields created a challenging execution environment in public financing, but led to increased trading activity in fixed income. Heightened concerns over geopolitical conflicts, including in the Middle East, Eastern Europe and Taiwan, could negatively impact financial market activity. In addition, higher U.S. tariffs and shifts in trade policy, along with retaliatory actions by global trading partners, including Canada, the European Union and China, continue to contribute to elevated financial market uncertainty and upward pressure on inflation, energy prices and supply chain costs. A significant decrease in uncertainty, or resolutions to geopolitical concerns and trade disputes, would likely be constructive for overall economic conditions, and consequently, our client and business activity.

Our advisory services results continued to benefit from our broad industry coverage and comprehensive product capabilities. Our advisory services pipeline is healthy and we expect advisory services revenues for the fourth quarter of 2026 to be our strongest quarter of the year, although below the fourth quarter of 2025.

Despite a decline in completed financings, our corporate financing revenues increased in the third quarter of 2026 compared to the second quarter of 2026, driven by higher average revenue per deal. Client engagement remains active; however, we expect corporate financing activity to slow in the fourth quarter of 2026 as investors become increasingly selective.

Our equity brokerage performance decreased in the third quarter of 2026 as market volatility and trading volumes declined from the strong second quarter of 2026. Our equity brokerage business continues to benefit from our high-quality trade execution and research product. We expect that fourth quarter equity brokerage revenues will improve compared to the third quarter of 2026.

Client activity for fixed income services strengthened in the third quarter of 2026 as rising interest rates prompted investors to adjust their holdings. We expect fourth quarter of 2026 fixed income services revenues to be consistent with the third quarter of 2026.

Our municipal financing results declined in the current quarter from a strong second quarter of 2026. Market conditions were challenging as a rapid rise in interest rates resulted in deals being delayed or downsized. We expect fourth quarter of 2026 municipal financing revenues to improve modestly from the third quarter of 2026. Municipal issuers are adjusting to higher rates while their funding needs persist, but it will take time for market participants to adapt to the new rate environment.
Piper Sandler Companies | 42

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated:

				As a Percentage of
				Net Revenues for the
	Three Months Ended			Three Months Ended
	September 30,			September 30,
			2026
(Amounts in thousands)	2026	2025	v2025	2026	2025
Revenues
Investment banking:
Advisory services	$250,258	$211,544	18.3%	56.5%	44.1%
Corporate financing	56,629	79,301	(28.6)	12.8	16.5
Municipal financing	24,793	38,501	(35.6)	5.6	8.0
Total investment banking	331,680	329,346	0.7	74.9	68.7

Institutional brokerage:
Equity brokerage	54,498	53,750	1.4	12.3	11.2
Fixed income services	59,778	56,982	4.9	13.5	11.9
Total institutional brokerage	114,276	110,732	3.2	25.8	23.1

Interest income	11,241	9,374	19.9	2.5	2.0
Investment income/(loss)	(13,545)	30,642	N/M	(3.1)	6.4
Total revenues	443,652	480,094	(7.6)	100.1	100.2
Interest expense	605	818	(26.0)	0.1	0.2
Net revenues	443,047	479,276	(7.6)	100.0	100.0

Non-interest expenses (1)
Compensation and benefits	286,637	288,901	(0.8)	64.7	60.3
Occupancy and equipment	22,426	19,448	15.3	5.1	4.1
Outside services	17,445	14,626	19.3	3.9	3.1
Communications	15,564	14,852	4.8	3.5	3.1
Marketing and business development	14,855	12,385	19.9	3.4	2.6
Trade execution and clearance	6,179	4,775	29.4	1.4	1.0
Restructuring and integration costs	—	1,044	(100.0)	—	0.2
Intangible asset amortization	2,057	2,147	(4.2)	0.5	0.4
Other operating expenses	11,251	13,671	(17.7)	2.5	2.9
Total non-interest expenses	376,414	371,849	1.2	85.0	77.6

Income before income tax expense	66,633	107,427	(38.0)	15.0	22.4
Income tax expense	26,475	24,949	6.1	6.0	5.2
Net income	40,158	82,478	(51.3)	9.1	17.2
Net income/(loss) attributable to noncontrolling interests	(15,257)	22,212	N/M	(3.4)	4.6
Net income attributable to Piper Sandler Companies	$55,415	$60,266	(8.0)	12.5	12.6
(1)The presentation of total non-interest expenses changed to remove the separate line item for deal-related expenses. See Note 1 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
N/M – Not meaningful
Piper Sandler Companies | 43

Net Revenues
Net revenues on a U.S. GAAP basis were $443.0 million for the three months ended September 30, 2026, compared with $479.3 million in the prior-year period. For the three months ended September 30, 2026, adjusted net revenues were $456.0 million, compared with $455.3 million in the third quarter of 2025. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise. See "Explanation and Reconciliation of Non-GAAP Financial Measures" for a detailed explanation of the adjustments made to the corresponding U.S. GAAP measures and a reconciliation of U.S. GAAP to adjusted, non-GAAP financial information.

The following table provides supplemental business information:

	Three Months Ended
	September 30,
	2026	2025
Advisory services
Completed M&A and restructuring transactions	61	60
Completed capital advisory transactions (1)	20	22
Total completed advisory transactions	81	82

Corporate financings
Total equity transactions priced	16	23
Book run equity transactions priced	14	21
Total debt and preferred transactions priced	9	15
Book run debt and preferred transactions priced	—	8

Advisory services and corporate financing
Number of managing directors	191	183

Municipal negotiated issues
Aggregate par value of issues priced (in billions)	$3.6	$5.7
Total issues priced	104	133

Equity brokerage
Number of shares traded (in billions)	3.3	2.7
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

In the third quarter of 2026, investment banking revenues were $331.7 million, essentially flat compared with $329.3 million in the prior-year period. For the three months ended September 30, 2026, advisory services revenues were $250.3 million, up 18.3 percent compared to $211.5 million in the third quarter of 2025, driven primarily by a higher average fee. Our advisory services performance during the quarter was led by our financial services and energy, power & infrastructure groups with solid contributions from our healthcare team. For the three months ended September 30, 2026, corporate financing revenues were $56.6 million, down 28.6 percent compared with $79.3 million for the three months ended September 30, 2025, resulting from fewer completed corporate financings. Performance during the third quarter of 2026 was principally in our healthcare and financial services sectors. Municipal financing revenues for the three months ended September 30, 2026 were $24.8 million, down 35.6 percent compared to $38.5 million in the prior-year period, as higher interest rates negatively impacted municipal negotiated issuance activity.

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

For the three months ended September 30, 2026, institutional brokerage revenues were $114.3 million, up 3.2 percent compared with $110.7 million in the prior-year period. Equity brokerage revenues were $54.5 million in the third quarter of 2026, up slightly compared with $53.8 million in the corresponding period of 2025. For the three months ended September 30, 2026, fixed income services revenues were $59.8 million, up 4.9 percent compared to $57.0 million in the prior-year period, as the elevated interest rate environment drove increased client activity.

Interest Income
Interest income represents amounts earned from holding long inventory positions and cash balances, as well as interest earned on installment fee receivables. For the three months ended September 30, 2026, interest income increased to $11.2 million, compared with $9.4 million for the three months ended September 30, 2025, reflecting higher interest income on our long inventory positions and cash balances.

Investment Income/(Loss)
Investment income/(loss) includes realized and unrealized gains and losses on investments, including amounts attributable to noncontrolling interests, in our alternative asset management funds, as well as management and performance fees generated from those funds. For the three months ended September 30, 2026, we recorded an investment loss of $13.5 million, compared to investment income of $30.6 million in the corresponding period of 2025. In the third quarter of 2026, we recorded unrealized losses on our investments and the noncontrolling interests in the alternative asset funds that we manage primarily due to lower public company equity valuations. Excluding the impact of noncontrolling interests, adjusted investment loss was $0.6 million for the three months ended September 30, 2026, compared with adjusted investment income of $6.7 million for the three months ended September 30, 2025.

Interest Expense
Interest expense represents amounts associated with financing, economically hedging and holding short inventory positions, including interest paid on our financing arrangements, as well as commitment fees on certain short-term financing arrangements. For the three months ended September 30, 2026, interest expense decreased to $0.6 million, compared with $0.8 million in the prior-year period.

Piper Sandler Companies | 45

Non-Interest Expenses
Non-interest expenses on a U.S. GAAP basis were $376.4 million for the three months ended September 30, 2026, compared to $371.8 million in the prior-year period. For the three months ended September 30, 2026, adjusted non-interest expenses were $365.7 million, compared with $359.0 million for the third quarter of 2025. The variance explanations for non-interest expenses and adjusted non-interest expenses are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise. See "Explanation and Reconciliation of Non-GAAP Financial Measures" for a detailed explanation of the adjustments made to the corresponding U.S. GAAP measures and a reconciliation of U.S. GAAP to adjusted, non-GAAP financial information.

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

The following table summarizes our expected future acquisition-related compensation expense for restricted stock, restricted cash with service conditions, MFRS Awards and forgivable loans with service conditions, as well as expense estimates related to revenue-based earnout arrangements:

(Amounts in thousands)
Remainder of 2026	$6,292
2027	19,718
2028	9,018
2029	5,029
Total	$40,057

For the three months ended September 30, 2026, compensation and benefits expenses decreased slightly to $286.6 million, compared with $288.9 million in the corresponding period of 2025. Compensation and benefits expenses as a percentage of net revenues increased to 64.7 percent in the third quarter of 2026, compared to 60.3 percent in the third quarter of 2025. The higher compensation ratio in the third quarter of 2026 was impacted by an investment loss on our investments and the noncontrolling interests in the alternative asset management funds that we manage. Our adjusted compensation ratio decreased slightly to 61.5 percent in the third quarter of 2026, compared with 61.7 percent in the third quarter of 2025.

Occupancy and Equipment
For the three months ended September 30, 2026, occupancy and equipment expenses increased 15.3 percent to $22.4 million, compared with $19.4 million in the corresponding period of 2025, primarily due to incremental occupancy costs resulting from our planned New York City office relocation in 2027. We expect to incur additional occupancy costs through the third quarter of 2027 related to this office space.

Outside Services
Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees, fund expenses associated with our consolidated alternative asset management funds and other professional fees. Outside services expenses increased 19.3 percent to $17.4 million in the third quarter of 2026, compared with $14.6 million in the corresponding period of 2025, primarily due to higher legal fees related to an ongoing legal matter, and increased professional fees associated with technology consulting services. We expect to incur additional legal fees related to this ongoing legal matter through 2026.
Piper Sandler Companies | 46

Communications
Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third-party market data information. For the three months ended September 30, 2026, communication expenses increased 4.8 percent to $15.6 million, compared with $14.9 million in the corresponding period of 2025, primarily due to higher market data services expenses.

Marketing and Business Development
Marketing and business development expenses include travel and entertainment costs, advertising and third-party marketing fees. For the three months ended September 30, 2026, marketing and business development expenses increased 19.9 percent to $14.9 million, compared with $12.4 million in the corresponding period of 2025 due to higher travel expenses associated with increased business activity.

Trade Execution and Clearance
For the three months ended September 30, 2026, trade execution and clearance expenses increased 29.4 percent to $6.2 million, compared with $4.8 million in the corresponding period of 2025. The increase in trade execution and clearance expenses is reflective of higher trading volumes compared with the third quarter of 2025.

Restructuring and Integration Costs
For the three months ended September 30, 2025, we incurred restructuring and integration costs of $1.0 million, primarily consisting of integration costs related to our acquisition of G Squared.

Intangible Asset Amortization
Amortization of definite-lived intangible assets was $2.1 million for the three months ended September 30, 2026 and 2025.

The following table summarizes the future aggregate amortization expense of our intangible assets with determinable lives:

(Amounts in thousands)
Remainder of 2026	$1,813
2027	3,480
2028	2,191
2029	541
Total	$8,025

Other Operating Expenses
Other operating expenses primarily include underwriting expenses, insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we accrue for and/or pay out related to legal and regulatory matters. The amount of underwriting expenses is dependent on the level of financing deal activity and may vary from period to period. Other operating expenses were $11.3 million in the third quarter of 2026, compared with $13.7 million in the corresponding period of 2025. Other operating expenses for the third quarter of 2026 included lower underwriting costs associated with a decline in corporate financing deal activity.
Piper Sandler Companies | 47

Pre-Tax Margin
Pre-tax margin for the three months ended September 30, 2026 decreased to 15.0 percent, compared to 22.4 percent for the corresponding period of 2025 driven primarily by losses on our investments, including amounts attributable to noncontrolling interests in the alternative asset management funds we manage, as well as higher non-compensation expenses. Adjusted operating margin for the three months ended September 30, 2026 decreased to 19.8 percent, compared with 21.2 percent for the corresponding period of 2025 driven primarily by higher adjusted non-compensation expenses.

Income Taxes
Our provision for income taxes was $26.5 million and our effective tax rate was 39.7 percent for the three months ended September 30, 2026. Our adjusted provision for income taxes was $28.6 million and our adjusted effective tax rate was 31.7 percent for the three months ended September 30, 2026. The effective tax rate on a U.S. GAAP basis was negatively impacted by losses on our investments, including amounts attributable to noncontrolling interests in the alternative asset management funds we manage. The effective tax rate on both a U.S. GAAP and adjusted basis was impacted by non-deductible employee compensation expense, including limitations on the deduction of employee compensation expense enacted with the American Rescue Plan Act of 2021.

Our provision for income taxes was $24.9 million and our effective tax rate was 23.2 percent for the three months ended September 30, 2025. Our adjusted provision for income taxes was $27.8 million and our adjusted effective tax rate was 28.8 percent for the three months ended September 30, 2025. The effective tax rate on a U.S. GAAP basis was positively impacted by gains on our investments, including amounts attributable to noncontrolling interests in the alternative asset management funds we manage. The effective tax rate on both a U.S. GAAP and adjusted basis was impacted by non-deductible employee compensation expense, including limitations on the deduction of employee compensation expense enacted with the American Rescue Plan Act of 2021.
Piper Sandler Companies | 48

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated:

				As a Percentage of
				Net Revenues for the
	Nine Months Ended			Nine Months Ended
	September 30,			September 30,
			2026
(Amounts in thousands)	2026	2025	v2025	2026	2025
Revenues
Investment banking:
Advisory services	$775,431	$633,185	22.5%	54.9%	51.3%
Corporate financing	167,749	146,608	14.4	11.9	11.9
Municipal financing	98,217	106,811	(8.0)	7.0	8.7
Total investment banking	1,041,397	886,604	17.5	73.7	71.9

Institutional brokerage:
Equity brokerage	177,875	166,087	7.1	12.6	13.5
Fixed income services	158,778	161,034	(1.4)	11.2	13.1
Total institutional brokerage	336,653	327,121	2.9	23.8	26.5

Interest income	31,991	27,284	17.3	2.3	2.2
Investment income/(loss)	5,010	(3,784)	N/M	0.4	(0.3)
Total revenues	1,415,051	1,237,225	14.4	100.1	100.3
Interest expense	2,080	3,899	(46.7)	0.1	0.3
Net revenues	1,412,971	1,233,326	14.6	100.0	100.0

Non-interest expenses (1)
Compensation and benefits	891,403	795,574	12.0	63.1	64.5
Occupancy and equipment	60,103	55,117	9.0	4.3	4.5
Outside services	47,938	51,017	(6.0)	3.4	4.1
Communications	46,359	45,237	2.5	3.3	3.7
Marketing and business development	45,889	41,127	11.6	3.2	3.3
Trade execution and clearance	16,630	14,650	13.5	1.2	1.2
Restructuring and integration costs	—	6,042	(100.0)	—	0.5
Intangible asset amortization	6,172	6,370	(3.1)	0.4	0.5
Other operating expenses	43,478	32,408	34.2	3.1	2.6
Total non-interest expenses	1,157,972	1,047,542	10.5	82.0	84.9

Income before income tax expense	254,999	185,784	37.3	18.0	15.1
Income tax expense	76,432	34,783	119.7	5.4	2.8
Net income	178,567	151,001	18.3	12.6	12.2
Net loss attributable to noncontrolling interests	(9,935)	(16,362)	(39.3)	(0.7)	(1.3)
Net income attributable to Piper Sandler Companies	$188,502	$167,363	12.6	13.3	13.6
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

Net Revenues
Net revenues on a U.S. GAAP basis were $1.41 billion for the nine months ended September 30, 2026, compared with $1.23 billion in the prior-year period. For the nine months ended September 30, 2026, adjusted net revenues were $1.42 billion, compared with $1.24 billion for the nine months ended September 30, 2025. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise. See "Explanation and Reconciliation of Non-GAAP Financial Measures" for a detailed explanation of the adjustments made to the corresponding U.S. GAAP measures and a reconciliation of U.S. GAAP to adjusted, non-GAAP financial information.

The following table provides supplemental business information:

	Nine Months Ended
	September 30,
	2026	2025
Advisory services
Completed M&A and restructuring transactions	197	151
Completed capital advisory transactions (1)	61	57
Total completed advisory transactions	258	208

Corporate financings
Total equity transactions priced	63	54
Book run equity transactions priced	57	44
Total debt and preferred transactions priced	26	37
Book run debt and preferred transactions priced	9	24

Municipal negotiated issues
Aggregate par value of issues priced (in billions)	$11.9	$14.7
Total issues priced	347	404

Equity brokerage
Number of shares traded (in billions)	9.9	8.5
(1)Includes debt capital markets advisory transactions and equity and debt private placements.

Investment Banking Revenues
For the first nine months of 2026, investment banking revenues were $1.04 billion, up 17.5 percent compared to $886.6 million in the corresponding period of 2025. For the nine months ended September 30, 2026, advisory services revenues were $775.4 million, up 22.5 percent compared with $633.2 million for the first nine months of 2025, driven primarily by more completed transactions. During the first nine months of 2026, our advisory services performance was led by our financial services, healthcare, and energy, power & infrastructure groups. Corporate financing revenues were $167.7 million for the nine months ended September 30, 2026, up 14.4 percent compared to $146.6 million in the prior-year period, resulting from more completed equity financings and a higher average fee. Performance during the first nine months of 2026 was led by the healthcare sector, and we served as book runner on 39 of 41 completed healthcare equity deals. Municipal financing revenues for the nine months ended September 30, 2026 were $98.2 million, down 8.0 percent compared to $106.8 million in the year-ago period, driven primarily by reduced municipal negotiated issuance activity in our governmental business, offset in part by strong performance in our specialty sector business in the second quarter of 2026.

Piper Sandler Companies | 50

Institutional Brokerage Revenues
For the nine months ended September 30, 2026, institutional brokerage revenues were $336.7 million, up 2.9 percent compared with $327.1 million in the prior-year period. Equity brokerage revenues were $177.9 million for the first nine months of 2026, up 7.1 percent compared with $166.1 million in the corresponding period of 2025, driven by increased client activity. For the nine months ended September 30, 2026, fixed income services revenues were $158.8 million, down 1.4 percent compared to $161.0 million in the prior-year period, primarily due to reduced client activity in the first half of 2026 resulting from interest rate volatility, which was partially offset by increased client activity in the third quarter of 2026 driven by the elevated interest rate environment.

Interest Income
Interest income for the nine months ended September 30, 2026 increased to $32.0 million, compared with $27.3 million in the prior-year period, reflecting higher interest income on our cash balances.

Investment Income/(Loss)
For the nine months ended September 30, 2026, we recorded investment income of $5.0 million, compared to an investment loss of $3.8 million in the year-ago period. For the first nine months of 2026, we recorded gains on our investments and the noncontrolling interests in the alternative asset funds that we manage. Excluding the impact of noncontrolling interests, adjusted investment income was $8.8 million for the nine months ended September 30, 2026, compared with $6.9 million for the nine months ended September 30, 2025.

Interest Expense
Interest expense for the nine months ended September 30, 2026 decreased to $2.1 million, compared with $3.9 million in the prior-year period.

Non-Interest Expenses
Non-interest expenses on a U.S. GAAP basis were $1.16 billion for the nine months ended September 30, 2026, compared to $1.05 billion in the prior-year period. For the nine months ended September 30, 2026, adjusted non-interest expenses were $1.13 billion, compared with $1.01 billion for the nine months ended September 30, 2025. The variance explanations for non-interest expenses and adjusted non-interest expenses are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise. See "Explanation and Reconciliation of Non-GAAP Financial Measures" for a detailed explanation of the adjustments made to the corresponding U.S. GAAP measures and a reconciliation of U.S. GAAP to adjusted, non-GAAP financial information.

Compensation and Benefits
For the nine months ended September 30, 2026, compensation and benefits expenses increased 12.0 percent to $891.4 million, compared with $795.6 million in the corresponding period of 2025. Compensation and benefits expenses as a percentage of net revenues decreased to 63.1 percent for the nine months ended September 30, 2026, compared to 64.5 percent for the nine months ended September 30, 2025, primarily due to higher net revenues, including investment income on our investments and the noncontrolling interests in the alternative asset management funds that we manage compared to an investment loss in the corresponding period of 2025. Our adjusted compensation ratio decreased to 61.5 percent in 2026, compared with 62.0 percent in 2025, primarily due to higher adjusted net revenues.

Outside Services
Outside services expenses decreased 6.0 percent to $47.9 million for the nine months ended September 30, 2026, compared with $51.0 million in the corresponding period of 2025, primarily due to lower professional fees.

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

Piper Sandler Companies | 51

Other Operating Expenses
For the nine months ended September 30, 2026, other operating expenses were $43.5 million, compared with $32.4 million in the corresponding period of 2025. Other operating expenses for the first nine months of 2026 included $8.5 million in litigation-related expenses.

Pre-Tax Margin
Pre-tax margin for the nine months ended September 30, 2026 increased to 18.0 percent, compared to 15.1 percent for the nine months ended September 30, 2025. Adjusted operating margin for the nine months ended September 30, 2026 increased to 20.6 percent, compared with 19.2 percent in the corresponding period of 2025. For the first nine months of 2026, the increase in pre-tax margin on both a U.S. GAAP and adjusted basis was primarily due to improved operating leverage on higher net revenues.

Income Taxes
Our provision for income taxes was $76.4 million and our effective tax rate was 30.0 percent for the nine months ended September 30, 2026. Our adjusted provision for income taxes was $83.2 million and our adjusted effective tax rate was 28.6 percent for the nine months ended September 30, 2026. The provision for income taxes on both a U.S. GAAP and adjusted basis included $7.2 million of tax benefits related to stock-based compensation awards vesting at values greater than the grant price. Excluding the impact of this benefit, our adjusted effective tax rate was 31.0 percent. The effective tax rate on both a U.S. GAAP and adjusted basis was impacted by non-deductible employee compensation expense, including limitations on the deduction of employee compensation expense enacted with the American Rescue Plan Act of 2021.

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
Piper Sandler Companies | 53

Reconciliation of U.S. GAAP to adjusted, non-GAAP financial information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2026	2025	2026	2025
Net revenues:
Net revenues – U.S. GAAP basis	$443,047	$479,276	$1,412,971	$1,233,326
Adjustment:
Investment (income)/loss related to noncontrolling interests	12,989	(23,962)	3,745	10,686
Adjusted net revenues	$456,036	$455,314	$1,416,716	$1,244,012

Compensation and benefits:
Compensation and benefits – U.S. GAAP basis	$286,637	$288,901	$891,403	$795,574
Adjustment:
Compensation from acquisition-related agreements	(6,175)	(7,928)	(19,654)	(23,692)
Adjusted compensation and benefits	$280,462	$280,973	$871,749	$771,882

Non-compensation expenses:
Non-compensation expenses – U.S. GAAP basis	$89,777	$82,948	$266,569	$251,968
Adjustments:
Non-compensation expenses related to noncontrolling interests	(2,268)	(1,750)	(6,190)	(5,676)
Restructuring and integration costs	—	(1,044)	—	(6,042)
Amortization of intangible assets related to acquisitions	(2,057)	(2,147)	(6,172)	(6,370)
Non-compensation expenses from acquisition-related agreements	(187)	—	(500)	—
Adjusted non-compensation expenses	$85,265	$78,007	$253,707	$233,880

Income before income tax expense:
Income before income tax expense – U.S. GAAP basis	$66,633	$107,427	$254,999	$185,784
Adjustments:
Investment (income)/loss related to noncontrolling interests	12,989	(23,962)	3,745	10,686
Non-compensation expenses related to noncontrolling interests	2,268	1,750	6,190	5,676
Compensation from acquisition-related agreements	6,175	7,928	19,654	23,692
Restructuring and integration costs	—	1,044	—	6,042
Amortization of intangible assets related to acquisitions	2,057	2,147	6,172	6,370
Non-compensation expenses from acquisition-related agreements	187	—	500	—
Adjusted operating income	$90,309	$96,334	$291,260	$238,250

Income tax expense:
Income tax expense – U.S. GAAP basis	$26,475	$24,949	$76,432	$34,783
Tax effect of adjustments:
Compensation from acquisition-related agreements	1,558	2,000	4,976	5,552
Restructuring and integration costs	—	266	—	1,454
Amortization of intangible assets related to acquisitions	545	562	1,635	1,668
Non-compensation expenses from acquisition-related agreements	50	—	133	—
Adjusted income tax expense	$28,628	$27,777	$83,176	$43,457
Piper Sandler Companies | 54

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2026	2025	2026	2025
Net income attributable to Piper Sandler Companies:
Net income attributable to Piper Sandler Companies – U.S. GAAP basis	$55,415	$60,266	$188,502	$167,363
Adjustments:
Compensation from acquisition-related agreements	4,617	5,928	14,678	18,140
Restructuring and integration costs	—	778	—	4,588
Amortization of intangible assets related to acquisitions	1,512	1,585	4,537	4,702
Non-compensation expenses from acquisition-related agreements	137	—	367	—
Adjusted net income attributable to Piper Sandler Companies	$61,681	$68,557	$208,084	$194,793

Earnings per diluted common share (1):
Earnings per diluted common share – U.S. GAAP basis	$0.78	$0.85	$2.65	$2.35
Adjustment for inclusion of unvested acquisition-related stock	—	(0.01)	(0.01)	(0.03)
	$0.78	$0.84	$2.64	$2.32
Adjustments:
Compensation from acquisition-related agreements	0.07	0.09	0.21	0.27
Restructuring and integration costs	—	0.01	—	0.07
Amortization of intangible assets related to acquisitions	0.02	0.02	0.06	0.06
Non-compensation expenses from acquisition-related agreements	—	—	—	—
Adjusted earnings per diluted common share	$0.87	$0.96	$2.91	$2.72

Weighted average diluted common shares outstanding (1):
Weighted average diluted common shares outstanding – U.S. GAAP basis	70,667	71,232	71,045	71,100
Adjustment:
Unvested acquisition-related restricted stock with service conditions	324	491	360	627
Adjusted weighted average diluted common shares outstanding	70,991	71,723	71,405	71,727
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

Our dividend policy is intended to return between 30 percent and 50 percent of our fiscal year adjusted net income to shareholders. Our board of directors determines the declaration and payment of dividends and is free to change our dividend policy at any time. Our board of directors declared the following dividends on shares of our common stock:

	Dividend
Declaration Date	Per Share (1)	Record Date	Payment Date
Related to 2024:
January 31, 2025 (2)	0.7500	March 4, 2025	March 14, 2025
Related to 2025:
January 31, 2025	0.1625	March 4, 2025	March 14, 2025
May 2, 2025	0.1625	May 30, 2025	June 13, 2025
August 1, 2025	0.1750	August 29, 2025	September 12, 2025
October 31, 2025	0.1750	November 25, 2025	December 12, 2025
February 6, 2026 (2)	1.2500	March 3, 2026	March 13, 2026
Related to 2026:
February 6, 2026	0.1750	March 3, 2026	March 13, 2026
May 1, 2026	0.2000	May 29, 2026	June 12, 2026
July 30, 2026	0.2000	August 28, 2026	September 11, 2026
October 30, 2026	0.2000	November 24, 2026	December 11, 2026
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

Effective October 30, 2026, our board of directors authorized the repurchase of up to $200.0 million in common shares through December 31, 2028. This repurchase authorization is in addition to the existing authorization which became effective on February 5, 2025.

Piper Sandler Companies | 57

Our board of directors authorized the repurchase of up to $150.0 million in common shares effective February 5, 2025 through December 31, 2026. During the nine months ended September 30, 2026, we repurchased 1,316,011 shares of our common stock at an average price of $76.94 per share for an aggregate purchase price of $101.3 million related to this authorization. At September 30, 2026, we had $20.3 million remaining under this authorization.

We also purchase shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. During the first nine months of 2026, we purchased 486,999 shares of our common stock at an average price of $80.10 per share for an aggregate purchase price of $39.0 million for these purposes.

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

Leverage
The following table presents total assets, adjusted assets, total shareholders' equity and tangible common shareholders' equity with the resulting leverage ratios:

	September 30,	December 31,
(Dollars in thousands)	2026	2025
Total assets	$2,431,559	$2,592,646
Deduct: Goodwill and intangible assets	(413,825)	(418,856)
Deduct: Right-of-use lease assets	(123,959)	(64,004)
Deduct: Assets attributable to noncontrolling interests	(184,573)	(217,726)
Adjusted assets	$1,709,202	$1,892,060

Total shareholders' equity	$1,562,042	$1,582,793
Deduct: Goodwill and intangible assets	(413,825)	(418,856)
Deduct: Noncontrolling interests	(179,418)	(211,786)
Tangible common shareholders' equity	$968,799	$952,151

Leverage ratio (1)	1.6	1.6
Adjusted leverage ratio (2)	1.8	2.0
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

Pershing Clearing Arrangement
We have established an arrangement to obtain financing from Pershing related to the majority of our trading activities. Under our fully disclosed clearing agreement, all of our securities inventories with the exception of convertible securities, and all of our customer activities are held by or cleared through Pershing. Financing under this arrangement is secured primarily by securities, and collateral limitations could reduce the amount of funding available under this arrangement. We may accommodate non-standard settlement timeframes for our clients, which can impact our funding and collateral balances. Our clearing arrangement activities are recorded net of trading activity and reported within receivables from or payables to brokers, dealers and clearing organizations. The funding is at the discretion of Pershing (i.e., uncommitted) and could be denied without a notice period. Our fully disclosed clearing agreement includes a covenant requiring Piper Sandler & Co., our U.S. broker dealer subsidiary, to maintain excess net capital of $120 million. At September 30, 2026, we had less than $0.1 million of financing outstanding under this arrangement.

Clearing Arrangement with Bank Financing
We have established a financing arrangement with a U.S. branch of Canadian Imperial Bank of Commerce ("CIBC") related to our convertible securities inventories. Under this arrangement, our convertible securities inventories are cleared through a broker dealer affiliate of CIBC and held by CIBC. We generally economically hedge changes in the market value of our convertible securities inventories using the underlying common stock or the stock options of the underlying common stock. Financing under this arrangement is secured primarily by convertible securities and collateral limitations could reduce the amount of funding available. The funding is at the discretion of CIBC (i.e., uncommitted) and could be denied subject to a notice period. This arrangement is reported within receivables from or payables to brokers, dealers and clearing organizations, net of trading activity. At September 30, 2026, we had $39.6 million of financing outstanding under this arrangement.

Unsecured Revolving Credit Facility
We have an unsecured $120 million revolving credit facility with U.S. Bank N.A. The credit agreement will terminate on December 20, 2028, unless otherwise terminated. At September 30, 2026, there were $10.0 million of advances against this credit facility.

This credit facility includes customary events of default and covenants that, among other things, require Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, limit our leverage ratio, require maintenance of a minimum ratio of operating cash flow to fixed charges, and impose certain limitations on our ability to make acquisitions and make payments on our capital stock. At September 30, 2026, we were in compliance with all covenants.

Piper Sandler Companies | 59

Secured Revolving Credit Facility
We have a $30 million revolving credit facility with Huntington Bancshares Incorporated related to our private capital advisory business. Advances under this facility are secured by certain installment fee receivables. The credit agreement will terminate on August 23, 2027, unless otherwise terminated. At September 30, 2026, there were $5.0 million of advances against this credit facility.

This credit facility includes customary events of default and covenants that, among other things, require Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, limit our leverage ratio, require maintenance of a minimum fixed charge coverage ratio, and impose certain limitations on our ability to make acquisitions and make payments on our capital stock. At September 30, 2026, we were in compliance with all covenants.

Average Funding Balances Outstanding and Maximum Daily Funding By Quarter
The following tables present the average balances outstanding for our various funding sources by quarter for 2026 and 2025:

	Average Balance for the Three Months Ended
(Amounts in millions)	Sept. 30, 2026	June 30, 2026	Mar. 31, 2026
Funding source
Pershing clearing arrangement	$1.6	$15.6	$4.7
Clearing arrangement with bank financing	57.9	40.7	34.5
Unsecured revolving credit facility	10.0	10.0	10.0
Secured revolving credit facility	5.0	5.0	5.0
Total	$74.5	$71.3	$54.2

	Average Balance for the Three Months Ended
(Amounts in millions)	Dec. 31, 2025	Sept. 30, 2025	June 30, 2025	Mar. 31, 2025
Funding source
Pershing clearing arrangement	$10.3	$5..3	$80.9	$9.7
Clearing arrangement with bank financing	58.4	46.9	57.9	51.9
Unsecured revolving credit facility	10.0	10.0	10.0	10.0
Secured revolving credit facility	5.0	5.0	5.0	1.2
Total	$83.7	$67.2	$153.8	$72.8

The average funding in the third quarter of 2026 increased to $74.5 million, compared with $71.3 million during the second quarter of 2026 and $67.2 million during the third quarter of 2025, primarily due to an increase in borrowings on our clearing arrangement with bank financing.

The following table presents the maximum daily funding amount by quarter for 2026 and 2025:

(Amounts in millions)	2026	2025
First Quarter	$211.7	$574.2
Second Quarter	670.3	615.5
Third Quarter	130.6	276.1
Fourth Quarter		305.2

Piper Sandler Companies | 60

Capital Requirements
As a registered broker dealer and member firm of the Financial Industry Regulatory Authority, Inc. ("FINRA"), Piper Sandler & Co. is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule which requires that we maintain minimum net capital of $1.0 million. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain approvals, notifications and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. At September 30, 2026, our net capital under the SEC's uniform net capital rule was $349.4 million, and exceeded the minimum net capital required under the SEC rule by $348.4 million.

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

At September 30, 2026, Piper Sandler Ltd., our broker dealer subsidiary registered in the U.K., was subject to, and was in compliance with, the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority pursuant to the Financial Services Act of 2012.

Piper Sandler Europe SAS, a European subsidiary, is authorized by the Autorité de contrôle prudentiel et de résolution and regulated by the Autorité des marchés financiers. As of September 30, 2026, Piper Sandler Europe SAS was in compliance with the applicable prudential own-funds requirements under the Investment Firm Regulation and Investment Firm Directive framework.

Piper Sandler Advisors GmbH, a European subsidiary, is authorized and regulated by the Federal Financial Supervisory Authority ("BaFin") as a tied agent of AHP Capital Management GmbH, a third-party financial institution.

Piper Sandler MENA Ltd, an Abu Dhabi Global Market ("ADGM") subsidiary, is authorized and regulated by the ADGM Financial Services Regulatory Authority. As of September 30, 2026, Piper Sandler MENA Ltd was in compliance with the capital requirements of the ADGM Financial Services Regulatory Authority.
Piper Sandler Companies | 61

OFF-BALANCE SHEET ARRANGEMENTS
In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes the notional contract value of our off-balance sheet arrangements for the periods presented:

	Expiration Per Period						Total Contractual Amount
	Remainder of			2029	2031		September 30,	December 31,
(Amounts in thousands)	2026	2027	2028	- 2030	- 2032	Later	2026	2025
Customer matched-book derivative contracts (1) (2)	$30,000	$61,218	$—	$20,222	$—	$258,790	$370,230	$355,129
Trading securities derivative contracts (1)	145,850	197,997	—	—	—	—	343,847	236,400
Investment commitments (3)	—	—	—	—	—	—	26,420	30,884
(1)We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At September 30, 2026 and December 31, 2025, the net fair value of these derivative contracts approximated $2.6 million and $4.0 million, respectively.
(2)We have three counterparties (contractual amount of $71.2 million at September 30, 2026) who are not required to post collateral. The uncollateralized amounts, representing the fair value of the derivative contracts, expose us to the credit risk of these counterparties. At September 30, 2026, we had $1.8 million of credit exposure with these counterparties, including $1.3 million of credit exposure with one counterparty.
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

Investment Commitments
We have investments, including those made as part of our alternative asset management activities, in limited partnerships or limited liability companies that make direct or indirect equity or debt investments in companies. We commit capital and/or act as the managing partner of these entities. We have committed capital of $26.4 million to certain entities and these commitments generally have no specified call dates.

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

We estimate that a parallel 50 basis point adverse change in the market would result in a decrease of approximately $0.4 million in the carrying value of our fixed income securities inventory as of September 30, 2026, including the effect of the hedging transactions.

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

A key tenet of our risk management procedures related to credit risk is the daily monitoring of the credit quality of our long fixed income securities inventory. These rating trends and the credit quality mix are regularly reviewed with the executive financial risk committee. The following table summarizes the credit rating for our long corporate fixed income securities, taxable and tax-exempt municipal securities, and U.S. government and agency securities as a percentage of the total of these asset classes as of September 30, 2026:

	AAA	AA	A	BBB	BB	Not Rated
Corporate fixed income securities	1.8%	0.2%	0.1%	0.1%	—%	0.1%
Taxable and tax-exempt municipal securities	19.4	47.5	7.0	4.2	—	2.3
U.S. government and agency securities	—	17.3	—	—	—	—
	21.2%	65.0%	7.1%	4.3%	—%	2.4%

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

Within our customer matched-book derivative portfolio, we have concentrated counterparty credit exposure with three non-publicly rated entities totaling $1.8 million at September 30, 2026. This counterparty credit exposure relates to our public finance business and consists primarily of interest rate swaps. One derivative counterparty represented 71.1 percent, or $1.3 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

During the third quarter of our fiscal year ending December 31, 2026, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Piper Sandler Companies | 68

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The table below sets forth the information with respect to purchases made by or on behalf of Piper Sandler Companies or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the quarter ended September 30, 2026.

				Total Number of Shares	Approximate Dollar
	Total Number		Average Price	Purchased as Part of	Value of Shares Yet to be
	of Shares		Paid per	Publicly Announced	Purchased Under the
Period	Purchased		Share	Plans or Programs	Plans or Programs (1)
Month #1
July 1, 2026 to
July 31, 2026	171,116		$74.02	171,116	$45.3	million
Month #2
August 1, 2026 to
August 31, 2026	354,864	(2)	$74.85	334,039	$20.3	million
Month #3
September 1, 2026 to
September 30, 2026	2,380	(3)	$76.30	200	$20.3	million
Total	528,360		$74.59	505,355	$20.3	million

(1)
Effective February 5, 2025, our board of directors authorized the repurchase of up to $150.0 million of common stock through December 31, 2026. Effective October 30, 2026, our board of directors authorized the repurchase of up to $200.0 million of common stock through December 31, 2028. This repurchase authorization is in addition to the existing authorization.

(2)
Consists of 334,039 shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent at an average price of $74.79 per share, and 20,825 shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price of $75.86 per share.

(3)
Consists of 200 shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent at an average price of $74.91 per share, and 2,180 shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price of $76.43 per share.

Item 3. Defaults Upon Senior Securities.
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
During the quarter ended September 30, 2026, no director or officer of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. *

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in iXBRL and included in Exhibit 101. *
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

PIPER SANDLER COMPANIES

Date:	November 5, 2026	By	/s/ Chad R. Abraham
		Name	Chad R. Abraham
		Its	Chairman and Chief Executive Officer

Date:	November 5, 2026	By	/s/ Katherine P. Clune
		Name	Katherine P. Clune
		Its	Chief Financial Officer